Form 10-K
period 2020-05-31
SCHOLASTIC CORP
filed 2020-07-27
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	May 31, 2020	Commission File No.	000-19860
Scholastic Corporation
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 343-6100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2019, was approximately $1,092,596,663, based upon the closing price of the Common Stock on November 29, 2019, of $37.13. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2020 was as follows:

Title of each class	Number of shares outstanding as of June 30, 2020
Common Stock, $0.01 par value	32,530,986
Class A Stock, $.01 par value	1,656,200

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2020.

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

The Company currently employs approximately 6,000 people in the United States and approximately 2,300 people outside the United States.

Segments – Continuing Operations

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education; and International.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

(Amounts in millions)
	2020	2019	2018
Children’s Book Publishing and Distribution	$875.4	$990.3	$970.2
Education	287.3	297.4	288.6
International	324.4	366.2	369.6
Total	$1,487.1	$1,653.9	$1,628.4

Additional financial information relating to the Company’s reportable segments is included in Note 3 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

In connection with the following description of the Company's reportable segments, reference is also made to Item 1A, Risk Factors, for additional information concerning the impact of the COVID-19 pandemic on such reportable segments.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(58.9% of fiscal 2020 revenues)

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

The Company distributes promotional materials containing order forms to classrooms in the vast majority of the pre-K to grade 8 schools in the United States. Classroom teachers who wish to participate in a school-based book club provide the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company. Approximately 61% of kindergarten ("K") to grade 5 elementary school teachers in the United States who received promotional materials in fiscal 2020 participated in the Company’s school-based book clubs. In fiscal 2020, approximately 96% of total book club revenues were placed via the internet through the Company’s online ordering platform, which allows parents, as well as teachers, to order online, with approximately 48% of such revenues being placed by parents via the Company's online ordering platform. Products are typically shipped to the classroom for distribution to the students, however during the COVID-19 pandemic, the Company provided shipping directly to teachers' homes due to school closures. Teachers who participate in book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

School-Based Book Fairs

The Company entered the school-based book fairs channel in 1981 under the name Scholastic Book Fairs. The Company is the leading distributor of school-based book fairs in the United States serving schools in all 50 states. Book fairs provide children access to hundreds of popular, quality books and educational materials, increase student reading and help book fair organizers raise funds for the purchase of school library and classroom books, supplies and equipment. Book fairs have traditionally been weeklong events where children and families peruse and purchase their favorite books together. The Company typically delivers book fairs product from its warehouses to schools principally by a fleet of Company-owned and leased vehicles. However, as a result of COVID-19 school closings and the cancellation of physical book fairs held at schools, the Company is in the process of developing alternative methods for delivering fair products. Sales and customer service representatives, working from the Company’s regional offices, distribution facilities and national distribution facility in Missouri, along with local area field representatives, provide support to book fair organizers. Physical book fairs are conducted by school personnel, volunteers and parent-teacher organizations, from which the schools may receive either books, supplies and equipment or a portion of the proceeds from every book fair. In a typical year, prior to COVID-19, approximately 92% of the schools that conducted a book fair hosted a fair in the following year.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, on-line retailers and mass merchandisers primarily in the United States. Scholastic’s original publications include Harry Potter™, The Hunger Games®, The Bad Guys™, The Baby-Sitters Club® graphic novels, The Magic School Bus®, I Spy™, Captain Underpants®, Dog Man®, Wings of Fire™, Goosebumps® and Clifford The Big Red Dog®, and licensed properties such as Peppa Pig®, Five Nights at Freddy’s®, Pokemon® and Geronimo Stilton®. In addition, Klutz® and Make Believe Ideas™ publish and create “books plus” and novelty products for children, including titles such as Mini Grocery Store, Rocks, Gems & Geodes Maker Lab,
LEGO® Chain Reactions, Hope the Rainbow Fairy, and the titles related to the Never Touch series.

The Company’s trade organization focuses on publishing, marketing and selling books to bookstores, on-line retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies books for the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Bestsellers in the trade division during fiscal 2020 included Dav Pilkey's Dog Man series, Harry Potter and the Goblet of Fire: The Illustrated Edition, Raina Telgemeir’s Guts, the Wings of Fire series, the Hunger Games series, including the newest book, The Ballad of Songbirds and Snakes, by Suzanne Collins, and The Wonky Donkey and The Dinky Donkey titles.

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
EDUCATION

(19.3% of fiscal 2020 revenues)

The Education segment includes the publication and distribution to schools and libraries of children’s books, other print and on-line reference, non-fiction and fiction focused products, classroom magazines and classroom materials for core and supplemental literacy instruction, as well as consulting services and related products supporting professional development for teachers and school and district administrators, including professional books, coaching, workshops and seminars which in combination cover grades pre-K to 12 in the United States. In response to COVID-19 school closings, the Company has introduced alternative temporary distribution methods including "take home packs" that are provided to schools and school districts, allowing families access to educational materials when arriving at local facilities to access meals as part of the National School Lunch Program and, in certain circumstances, were mailed to individual residences. In addition, the Company offered a "learning at home" service providing free learning activities and resources to students and their families, which has been turned into a paid subscription service as of July 1, 2020.

Scholastic Literacy
In the spring of 2019, the Company launched Scholastic Literacy, a comprehensive approach to core literacy for students in kindergarten to grade 6 that includes curriculum materials in both digital and print. Scholastic Literacy's instructional methodology leads to responsive teaching in three classroom configurations: (1) to students with teacher-led whole class instruction; (2) with children through teacher-facilitated small group differentiated instruction; and (3) by students through independent reading practice and mastery. The Company believes that the Scholastic Literacy core curriculum reading program contains a number of key differentiators, including the highest volume of authentic and culturally-relevant texts in the market and data to inform responsive, personalized instruction for students, that helped position this product for initial market penetration in fiscal 2020.
Supplemental
The Company is a leading provider of classroom libraries and paperback collections, including best-selling titles and leveled books for guided reading, to individual teachers and other educators and schools and school district customers. Additionally, the Company provides books to community-based organizations and other groups engaged in literacy initiatives through Scholastic Family and Community Engagement (FACE). Professional consulting services are also provided to support academic leadership with training on a multitude of topics, ranging from product implementation to engaging with families and communities. Scholastic helps schools build classroom collections of high quality, award-winning books for every grade, reading level and multicultural background. Scholastic serves customer needs with customized support for literacy instruction, by providing comprehensive literacy programs which include print and digital content, as well as providing assessment tools. These materials are designed to support instruction based teaching and learning, and are generally purchased by district and school leadership, both directly from the Company and through teacher stores and booksellers, including the Company's on-line teacher store (www.scholastic.com/teacherstore), which provides professional books and other educational materials to teachers and other educators.
Scholastic is also the leading publisher of classroom magazines. Teachers in grades pre-K to 12 use the Company’s 30 classroom magazines, including Scholastic News®, Scope®, Storyworks®, Let's Find Out® and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including current events, literature, math, science, social studies and foreign languages. These offerings provide schools with substantial non-fiction material, which is required to meet new higher educational standards. Each magazine has its own website with online digital resources that supplement the print materials, as well as providing access to the magazine in a digital format. A "digital only" subscription to the magazine is also being offered in response to COVID-19. Digital delivery is expected to be increasingly important due to COVID-19 uncertainties. Scholastic’s classroom magazine circulation in the United States in fiscal 2020 was approximately 14.4 million, with approximately 80% of the circulation in grades pre-K to 6. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Circulation revenue accounted for substantially all classroom magazine revenue in fiscal 2020. Also included in the segment is the Company's custom publishing business, which is being phased out, or in some cases, assigned to other business units for particular clients.
INTERNATIONAL

(21.8% of fiscal 2020 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in the Major Markets, which include Canada, the United Kingdom, Ireland, Australia, and New Zealand, as well as India, Singapore and other parts of Asia including Malaysia, Thailand, the Philippines, Indonesia, Hong Kong, Taiwan, Korea and Japan. The Company has branches in the United Arab Emirates and Colombia, a business in China that supports English language learning and, through its export business, sells products in approximately 165 countries. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, digital educational resources and other materials through school-based book clubs, school-based book fairs and trade channels; and produce and distribute magazines and on-line subscription services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by many of these operations have received awards for excellence in children’s literature. In Asia, the Company also publishes and distributes products under the Grolier name for parents to provide English language learning for their children at home and engages in direct sales in shopping malls and door to door, as well as operating a franchise program for tutorial centers that provide English language training to students primarily in China.

Canada

Scholastic Canada, founded in 1957, is a leading publisher and distributor of English and French language children’s books in Canada. Scholastic Canada is the largest operator of school-based marketing channels in Canada and is one of the leading suppliers of original or licensed children’s books to the Canadian trade market. Since 1965, Scholastic Canada has also produced quality Canadian-authored books and educational materials, including an early reading program sold to schools for grades K to 6. In response to the COVID-19 school closures, the Canadian school-based businesses identified alternative methods to deliver products to students, which included shipping products directly to parents' homes.

United Kingdom

Scholastic UK, founded in 1964, is the largest operator of school-based marketing channels in the United Kingdom and is a publisher and one of the leading suppliers of original or licensed children’s books to the United Kingdom trade market. Scholastic UK also publishes supplemental educational materials, including professional books for teachers. The UK school-based business has responded to the COVID-19 pandemic by implementing increased digital marketing while operating a safe warehouse that has enabled deliveries directly to parents' homes for the book clubs channel.

Australia

Scholastic Australia, founded in 1968, is the largest operator of school-based marketing channels in Australia, reaching approximately 90% of the country’s primary schools. Scholastic Australia also publishes quality children’s books supplying the Australian trade market. In addition, Scholastic Australia holds an equity method investment in a publisher and distributor of children's books.

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

Asia

The Company’s Asian operations include initiatives for educational publishing programs based out of Singapore, as well as the wholly-owned Grolier direct sales business, which has traditionally sold English language and early childhood learning materials through a network of independent sales representatives in India, Indonesia, Malaysia, the Philippines, and Thailand and engages in direct sales in shopping malls and door to door, business activities which were disrupted by the COVID-19 pandemic in an effort to curtail the spread of the virus. In addition, the Company operates school-based marketing channels throughout Asia; publishes original titles in English and Hindi languages in India, including specialized curriculum books for local schools; conducts reading improvement programs inside local schools in the Philippines; and operates a franchise program for English language tutorial centers in China in cooperation with local partners, which have been temporarily closed to limit the spread of the coronavirus.

Foreign Rights and Export

The Company licenses the rights to select Scholastic titles in 65 languages to other publishing companies around the world. The Company’s export business sells educational materials, digital educational resources and children’s books to schools, libraries, bookstores and other book distributors in approximately 150 countries that are not otherwise directly serviced by Scholastic subsidiaries. The Company also partners with governments and non-governmental agencies to create and distribute books to public schools in developing countries.

PRODUCTION AND DISTRIBUTION

The Company’s books, magazines and other materials are manufactured by the Company with the assistance of third parties under contracts entered into through arms-length negotiations and competitive bidding. As appropriate, the Company enters into multi-year agreements that guarantee specified volumes in exchange for favorable pricing terms. Paper is purchased directly from paper mills and other third-party sources. The Company does not anticipate any difficulty in continuing to satisfy its manufacturing and paper requirements. See also Item 1A, Risk Factors, for further discussion on potential risks associated with the COVID-19 pandemic.

In the United States, the Company mainly processes and fulfills orders for school-based book clubs, trade, reference and non-fiction products, educational products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. In connection with its trade business, the Company may fulfill product orders directly from printers to customers. Magazine orders are processed at the Jefferson City facility and the magazines are shipped directly from printers.

School-based book fairs are fulfilled through a network of warehouses across the country, a significant number of which were closed in the fourth quarter of fiscal 2020 due to the absence of physical book fairs, as well as from the Company's Jefferson City warehouse and distribution facility. The Company’s international school-based book clubs, school-based book fairs, trade and educational operations use distribution systems similar to those employed in the United States.

The Company does not anticipate fulfillment issues, however see Item 1A, Risk Factors, for further discussion on potential risks associated with the COVID-19 pandemic.

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

SEASONALITY

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year. The COVID-19 pandemic began to significantly impact the Company in the fourth fiscal quarter and is expected to continue to negatively impact the Company at least through the first quarter of fiscal 2021, ending August 31, 2020, which is traditionally a loss quarter. Presently, there are many uncertainties concerning the timing of, and any patterns which may emerge from, school reopenings for the new school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the second quarter of fiscal 2021 will depend on the actual timing and emerging patterns of such reopenings throughout the United States. Reference is also made to Item 1A, Risk Factors, for further discussion on potential risks associated with the COVID-19 pandemic.

COMPETITION

The markets for children’s books, educational products and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion and customer service, as well as the nature of the distribution channels. Competitors include numerous other book, ebook, textbook, library, reference material and supplementary publishers, distributors and other resellers (including over the internet) of children’s books and other educational materials, national publishers of classroom and professional magazines with substantial circulation, and distributors of products and services on the internet. In the United States, competitors include regional and local school-based book fair operators and other fund raising activities in schools and bookstores, as well as one other competitor operating on a national level. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels. The Company believes that its position as both a publisher and distributor are unique to certain of the markets in which it competes, principally in the context of its children’s book business.

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

Name	Age	Employed by Registrant Since	Previous Position(s) Held
Richard Robinson	83	1962	Chairman of the Board (since 1982), President (since 1974) and Chief Executive Officer (since 1975).
Kenneth J. Cleary	55	2008	Chief Financial Officer (since 2017); Senior Vice President, Chief Accounting Officer (2014-2017); Vice President, External Reporting and Compliance (2008-2014).
Iole Lucchese	53	1991	Executive Vice President (since 2016), Chief Strategy Officer (since 2014), President, Scholastic Entertainment (since 2018), President, Scholastic Canada (2016).
Satbir Bedi	56	2012	Executive Vice President and Chief Technology Officer (since 2018); Senior Vice President and Chief Technology Officer (2012-2018).
Judith A. Newman	62	1993
Executive Vice President and President, Scholastic Book Clubs (since 2014), Book Clubs and eCommerce (2011-2014), Book Clubs (2005-2011); Senior Vice President and President, Book Clubs and Scholastic At Home (2004-2005); Senior Vice President, Book Clubs (1997-2004).

Sasha Quinton	42	2020
Executive Vice President and President, Scholastic Book Fairs (2020); Vice President & GMM, Bookstore, Barnes and Noble, Inc. (2019); Senior Vice President, Marketing and Procurement, ReaderLink Distribution Services (2017-2019); Vice President, Marketing and Procurement, ReaderLink Distribution Services (2014-2017).

Andrew S. Hedden	79	2008	Executive Vice President, General Counsel and Secretary (since 2008) and member of the Board of Directors (since 1991).

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

Item 1A | Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents that the Corporation files with the SEC are risks that should be considered in evaluating the Corporation’s common stock, as well as risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this Report and in other public statements the Company makes. Additionally, because of the following risks and uncertainties, as well as other variables affecting the Company’s operating results, the Company’s past financial performance should not be considered an indicator of future performance, particularly in the context of the current COVID-19 pandemic.

Our business, results of operations and financial condition may continue to be adversely affected by the COVID-19 pandemic and other infectious diseases.

The COVID-19 pandemic and actions taken, or which may be taken in the future following any easing of current restrictions based on the future course of the pandemic, by governments, businesses and individuals to limit the spread of the virus may continue to have an adverse effect on the Company’s results of operations and financial condition. The following are ways that the virus and steps taken to curtail it have impacted or may in the future impact the Company’s businesses and operations:
Books Fairs / Book Clubs: A major part of the Company’s business depends upon access to and activities at schools in the United States and other markets. If schools continue to be closed or if in-person group activities in schools are prohibited or limited at those schools that remain open, the book fair and book clubs businesses may continue to be adversely affected. This may also have a continuing effect on the Company’s current business models for book fairs and book clubs, requiring the Company to adapt its current models or develop alternative models to respond to in-school and remote-learning patterns which may emerge, whether temporarily or permanently, with the new school year, and there can be no assurance that the Company will be successful in meeting this challenge, which would have an adverse effect on the previous levels of revenue and operating results the Company has been able to achieve through these school channels.

Education: Similarly, school closings or other measures designed to prevent the spread of the virus in schools that remain open may adversely impact the Company’s Education segment, particularly if school administrators and other personnel who order educational products decide, in order to limit the spread of the virus or to limit spending, to curtail purchases of the Company’s curated collections of physical books which are meant to be shared by students in classrooms or print copies of classroom magazines which are used in the classrooms. In addition, during the current phase of the response to COVID-19, with the majority of schools completely closed, the Company has been affected by school administrators and other personnel who order educational products not being present in the schools and in a position to order products. While this may be expected to be resolved through new school administrative practices, and the Company believes it has a strong suite of both physical and digital products and programs to meet current educational learning needs, whether in the classroom or through remote learning, the Company’s Education business may be adversely affected by changing patterns in the nature of the products and programs being ordered by schools, whether print or digital. In addition, this business may also be adversely affected by schools diverting funds from educational materials to safety measures in response to COVID-19.

Trade Publishing: To the extent that malls and other brick and mortar outlets, including independent bookstores, remain closed or subject to limits on customers, the Company’s trade sales business may also be adversely affected by lower foot traffic at these establishments, although this impact may continue to be mitigated by widespread access to online ordering platforms. The Trade business may also be affected to the extent independent bookstores which have been closed due to governmental actions taken to curtail the spread of the virus find themselves financially unable to reopen, as conditions permit, resulting in a further decline in the number of independent bookstores.

International: The Company’s International segment is also subject to the same continuing risks from steps taken to limit the spread of the virus, which had resulted in the temporary closing of the Company’s franchised English language learning centers in China, and continues to cause disruption in the Company’s direct sales business in other parts of Southeast Asia, as well as adversely affecting the Company’s book fairs and book clubs businesses in certain of its Major Markets, particularly Canada and the UK.

Facility Closures; Business Suppliers: In addition to the impact on the Company’s ability to market and sell its products, measures taken by governmental authorities and private actors to limit the spread of the virus may interfere with the ability of employees, suppliers, and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of the Company’s business, which may make it necessary for the Company to limit certain of its business operations. Many of the Company’s employees in the United States and around the globe are working remotely, as multiple business locations, including the Company’s headquarters office in New York City, remain closed. Although the Company’s digital platforms and business systems have successfully allowed a large part of the work force to continue to work remotely, there can be no assurance that continued closures of (or limited attendance at) the Company’s facilities will not have an adverse impact on the Company’s results of operations or financial condition. While the Company’s headquarters and certain other facilities are expected to reopen through a multi-phased approach, the Company expects that, at least during the course of the pandemic, a significant shift will continue in the number of employees continuing to work remotely, which may ultimately result in a continuing change in working patterns to which the Company will need to adapt.

Business Operations: Business closures, curtailed business activities and exceptional demand for shipping and delivery to homes of parents rather than to schools may in the future result in delays in customers receiving products that they purchase from the Company and also may result in higher costs to the Company, each of which may have an adverse impact on the Company’s results of operations and financial condition.

Finally, the COVID-19 pandemic is having a significant adverse impact on employment and general economic conditions in the United States and elsewhere, resulting in lower consumer spending for non-essentials and lower tax revenues, which may lead to strained school district budgets and procurement of new materials and programs, whether in digital, or, in particular, print form. As a result, lower consumer spending in general and pressures on school budgets in the United States and elsewhere may have a continuing adverse impact on the Company’s results of operations and financial condition.
The Company cannot predict how long the COVID-19 pandemic may continue to impact its businesses or the magnitude of the adverse consequences of the virus on the Company’s business, results of operations or financial condition, but it anticipates that such effects may be material, especially if, during any phases of the pandemic, schools remain closed or are closed again after being reopened, or the patterns of the physical presence of children in schools are materially altered, and the Company is unsuccessful in adapting its relevant business models to such changed conditions.

If we cannot anticipate technology trends and develop new products or adapt to new technologies responding to changing customer preferences, this could adversely affect our revenues or profitability.

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful trade publishing, educational, and media products and services, including digital products and services, for its customers, as well as to adapt its print and other materials to new digital technologies, including the internet cloud technologies, tablets, mobile and other devices and school-based technologies. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company anticipates or has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, the markets are continuing to develop and the Company may be unsuccessful in establishing itself as a significant factor in any market which does develop. Many aspects of markets which could develop for children and schools, such as the nature of the relevant software and devices or hardware, the size of the market, relevant methods of delivery and relevant content, as well as pricing models, are still evolving and will, most likely, be subject to change on a recurring basis until a pattern develops and becomes more defined. In addition, the Company faces market risks associated with systems development and service delivery in its evolving school ordering and ecommerce businesses as well as responding to changes in how schools plan to utilize technology for virtual or remote learning as a result of the COVID-19 pandemic, and the associated impact on the demand for printed materials in schools.

Our financial results would suffer if we fail to successfully differentiate our offerings and meet market needs in school-based book clubs and book fairs, two of our core businesses.

The Company’s school-based book clubs and book fairs businesses produce a substantial amount of the Company’s revenues. The Company is subject to the risks that it will not successfully continue to develop and execute new promotional strategies for its school-based book clubs or book fairs in response to future customer trends or technological changes or that it will not otherwise meet market needs in these businesses in a timely or cost-effective fashion. For example, the COVID-19 pandemic has resulted in school closures around the globe and created the need for virtual learning. The book clubs business relies on attracting and retaining new sponsor-teachers to promote its products. With teachers not being physically present in a classroom or at a school, their ability to encourage book club participation could be significantly impacted. If the Company cannot attract new millennial and younger teachers and meet the changing preferences and demands of these teachers, its revenues and cash flows could be negatively impacted. The book fairs business relies on large in-person gatherings at a school. If these kinds of in-person gatherings continue to be prohibited or discouraged in schools and the Company cannot develop feasible alternatives to such in-person book fairs that meet the preferences or service expectations of individuals and groups within schools who organize and run book fairs in this new environment, the Company's revenues and cash flows could be negatively impacted.

The Company has differentiated itself from competitors by providing curated offerings in its school-based book clubs and book fairs designed to make reading attractive for children, in furtherance of its mission as a champion of literacy. The Company also has the ability to accumulate book club orders on-line as well as run "virtual" book fairs. Competition from mass market and on-line distributors using customer-specific curation tools could reduce this differentiation, posing a risk to the Company's results.

If we fail to maintain strong relationships with our authors, illustrators and other creative talent, as well as to develop relationships with new creative talent, our business could be adversely affected.

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

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the trade, educational and media markets for children. In particular, the Company’s educational publishing business may be adversely affected by budgetary restraints and other changes in educational funding as a result of new policies which could be implemented at the federal level or otherwise resulting from new legislation or regulatory action at the federal, state or local level, which could be significantly influenced by constraints caused by the COVID-19 pandemic, or by changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will be successful in continuing to obtain sales of its educational programs and materials from any available funding.

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

The Company’s distribution channels include online retailers and ecommerce sites, digital delivery platforms and expanding social media and other marketing platforms. An increased concentration of retailer power has also resulted in the increased importance of mass merchandisers and of publishing best sellers to meet consumer demand. Currently, the Company’s top five trade customers make up approximately 81% of the Company’s trade business and

17% of the Company’s total revenues, with one customer accounting for 36% of the trade business and 8% of total revenues. Adverse changes in the mix of the major customers of the trade business, including the type of customer, which may also be engaged in a competitive business, or in their purchasing patterns or financial condition or the nature of their distribution arrangements with the trade business, could negatively affect the profitability of the Company’s trade business and the Company’s financial performance.

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

Also, in certain of its businesses the Company holds or has access to personal data, including that of customers or received from schools. Adverse publicity stemming from a data breach, whether or not valid, could reduce demand for the Company’s products or adversely affect its relationship with teachers or educators, impacting participation in book clubs or book fairs or decisions to purchase educational materials or programs produced by the Company's Education segment. Further, a failure to adequately protect personal data, including that of customers or children, or other data security failure, such as cyber attacks from third parties, could lead to penalties, significant remediation costs and reputational damage, including loss of future business.

The Company is subject to privacy laws and regulations in the conduct of its business in the United States and in other jurisdictions in which it conducts its international operations, many of which vary significantly, relating to the collection and use of personal information, including the European Union General Data Protection Regulation, which became enforceable on May 25, 2018, and the California Consumer Privacy Act, which became effective in January 2020. In addition, the Company is also subject to the regulatory requirements of the Children’s Online Privacy Protection Act ("COPPA") in the United States relating to access to, and the use of information received from, children in respect to the Company’s on-line offerings. Since the businesses of the Company are primarily centered on children, failures of the Company to comply with the requirements of COPPA and similar laws in particular, as well as failures to comply generally with applicable privacy laws and regulations, as referred to above, could lead to significant reputational damage and other penalties and costs, including loss of future business.

We maintain an experienced and dedicated employee base that executes the Company’s strategies. Failure to attract, retain and develop this employee base could result in difficulty with executing our strategy.

The Company’s employees, notably its Chief Executive Officer, senior executives and other editorial staff members, have substantial experience in the publishing and education markets. In addition, the Company is in the process of implementing a strategic information technology transformation process, requiring diverse levels of relevant expertise and experience. If the Company were unable to continue to adequately maintain and develop a workforce of this nature meeting the foregoing needs, including the development of new skills in the context of a rapidly changing business environment created by technology, involving new business processes and increased access to data and data analytics, it could negatively impact the Company’s operations and growth prospects.

If we are unsuccessful in implementing our corporate strategy we may not be able to maintain our historical growth.

The Company’s future growth depends upon a number of factors, including:

•	The ability of the Company to successfully implement its strategies in response to the COVID-19 pandemic in a timely and flexible manner. Examples include:

◦	strategies for its respective business units to adapt to changes in the school market related to virtual or remote learning

◦	strategies in implementing on-going cost containment and reduction programs

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

The Company’s major expense categories include employee compensation and printing, paper and distribution (such as postage, shipping and fuel) costs. Compensation costs are influenced by general economic factors, including those affecting costs of health insurance, postretirement benefits and any trends specific to the employee skill sets that the Company requires. Current shortages for warehouse labor, driver labor and other required skills may cause the Company's costs to increase. In addition, the COVID-19 pandemic has resulted in third party mail and delivery services to be at capacity. The increased demand to receive products directly at the home, versus at a retail store, could drive an increase in the Company's shipping costs.

Paper prices fluctuate based on worldwide demand and supply for paper in general, as well as for the specific types of paper used by the Company. While the Company has taken steps to manage certain expected operating cost increases, if there is a significant disruption in the supply of paper or a significant increase in paper costs, or in its shipping or fuel costs, beyond those currently anticipated, which would generally be beyond the control of the Company, or if the Company’s strategies to try to manage these costs, including additional cost savings initiatives, are ineffective, the Company’s results of operations could be adversely affected. In addition, supplier bankruptcy may cause price increases for the Company.

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

The Company invests in authors and illustrators for its Trade publication business, and has a history of publishing hit titles. The inability to publish best-selling new titles in future years could negatively impact the Company.

In addition, competition among electronic and print book retailers, including the decrease in the number of independent booksellers, could decrease prices for new title releases, as well as the number of outlets for books sales. The growing use of self-publishing technologies by authors also increases competition and could result in the decreased use of traditional publishing services. The effects of any of the foregoing factors could have an adverse impact on the Company's business, financial condition or results of operation.

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

The Company has various operating subsidiaries domiciled in foreign countries. In addition, the Company sells products and services to customers located in foreign countries where it does not have operating subsidiaries, and a significant portion of the Company’s revenues are generated from outside of the United States. The Company’s business processes, including distribution, sales, sourcing of content, marketing and advertising, are, accordingly, subject to multiple national, regional and local laws, regulations and policies. The Company could be adversely affected by noncompliance with foreign laws, regulations and policies, including those pertaining to foreign rights and exportation. The Company is also exposed to fluctuations in foreign currency exchange rates and to business disruption caused by political, financial or economic instability or the occurrence of natural disasters in foreign countries. In addition, the Company and its foreign operations could be adversely impacted by a downturn in general economic conditions on a more global basis caused by general political instability or unrest or changes in economic affiliations. For example, the United Kingdom’s exit from the European Union, could affect the Company's sales in the UK, as the current uncertain state of negotiations between the EU and the UK regarding the terms of the exit could negatively impact the economies of the UK and other nations. Changes in international trade relations with foreign countries, such as increased tariffs and duties (including those recently imposed by the United States) could cause the Company's costs to rise, or our overseas revenues to decline. In addition, supply chain disruptions in Asia related to COVID-19 could cause increased costs for the Company.

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

The Company conducts certain of its businesses and maintains warehouse and office facilities in locations that are at risk of being negatively affected by severe weather and natural disaster events, such as hurricanes, tornadoes, floods, snowstorms or earthquakes. Notably, much of the Company’s domestic distribution facilities are located in central

Missouri. A disruption of these or other facilities could impact the Company’s school-based book clubs, school-based book fairs, trade and education businesses. Additionally, weather and natural disaster disruptions could result in school closures, resulting in reduced demand for the Company’s products in its school channels during the affected periods. Accordingly, the Company could be adversely affected by any future significant weather and natural disaster events.

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

The Company has direct ownership of certain significant real estate assets, in particular the Company’s headquarters location in New York City and its primary distribution center in Jefferson City, Missouri. The New York headquarters location serves a dual purpose as it also contains premium retail space that is or will be leased to retail tenants in order to generate rental income and cash flow. The Company has recently completed the renovation of its New York headquarters, which includes making additional space available for retail use. Accordingly, the Company is sensitive to various risk factors such as changes to real estate values and property taxes, pricing and demand for high end retail spaces in Soho, New York City, interest rates, cash flow of underlying real estate assets, supply and demand, and the credit worthiness of any retail tenants. There is also no guarantee that investment objectives for the retail component of the Company’s real estate will be achieved. The COVID-19 pandemic could adversely impact the demand for and value of real estate holdings in New York City, including both office space and retail space.

Note

The risk factors listed above should not be construed as exhaustive of all possible risks that the Company may face. Additional risks not currently known to the Company or that the Company does not consider to be significant at the present time could impact the Company's consolidated financial position and results of operations.

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements relating to future periods. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects and strategic plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, potential cost savings, merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in this Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B | Unresolved Staff Comments

None.

Item 2 | Properties
The Company maintains its principal offices in the metropolitan New York area, where it owns or leases approximately 0.4 million square feet of space. The Company owns the entirety of its principal headquarters including land, building, fixtures and related personal property located at 557 Broadway in New York City. The Company holds certain space within its New York headquarters to be leased to retail tenants and some of this space is currently vacant.
The Company also owns or leases approximately 1.5 million square feet of office and warehouse space for its primary warehouse and distribution facility located in the Jefferson City, Missouri area. In addition, the Company owns or leases approximately 3.0 million square feet of office and warehouse space across approximately 60 facilities in the United States, principally for Scholastic book fairs. The Company owns or leases approximately 1.4 million square feet of office and warehouse space in approximately 130 facilities in Canada, the United Kingdom, Australia, New Zealand, Asia and elsewhere around the world for its international businesses.

The Company committed to a plan to sell the company-owned facility located in Danbury, Connecticut and relocate the warehousing and distribution operations conducted at the Danbury facility to a leased warehouse in Allentown, Pennsylvania. This facility was subsequently sold on June 5, 2020. The Company also committed to a plan to sell two UK distribution centers and consolidate the operations into a new facility currently under construction. The Company expects the sale of these facilities to be completed within one year.
The Company considers its properties adequate for its current needs. With respect to the Company’s leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company’s obligations under its leases, see Notes 1 and 9 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Item 3 | Legal Proceedings

Various claims and lawsuits arising in the normal course of business are pending against the Company. The Company accrues a liability for such matters when it is probable that a liability has occurred and the amount of such liability can be reasonably estimated.  When only a range can be estimated, the most probable amount in the range is accrued unless no amount within the range is a better estimate than any other amount, in which case the minimum amount in the range is accrued. Legal costs associated with litigation loss contingencies are expensed in the period in which they are incurred. The Company does not expect, in the case of those claims and lawsuits where a loss is considered probable or reasonably possible, after taking into account any amounts currently accrued, that the reasonably possible losses from such claims and lawsuits would have a material adverse effect on the Company’s consolidated financial position or results of operations. See Note 6, "Commitments and Contingencies," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further discussion.

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

Holders: The number of holders of Class A Stock and Common Stock as of July 16, 2020 were 3 and approximately 9,400, respectively.

Dividends: On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of Company earnings, cash position and other relevant factors. On July 22, 2020, the Board of Directors, having considered such factors, including the current impact of COVID-19 on the Company's financial position, determined to continue its current dividend practice at the present time and declared a regular cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2021. The dividend is payable on September 15, 2020 to shareholders of record on August 31, 2020. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: During fiscal 2020, the Company repurchased 1,036,658 Common shares on the open market at an average price paid per share of $34.23 for a total cost of approximately $35.5 million, pursuant to a share buy-back program authorized by the Board of Directors. During fiscal 2019, pursuant to the same share buy-back program, the Company repurchased 216,612 Common shares on the open market at an average price paid per share of $39.42 for a total cost of approximately $8.5 million.

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended May 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value in millions) that may yet be purchased under the plans or programs (i)
March 1, 2020 through March 31, 2020	93,248	$30.16	93,248	$67.3
April 1, 2020 through April 30, 2020	—	—	—	67.3
May 1, 2020 through May 31, 2020	—	—	—	67.3
Total	93,248		93,248	$67.3

(i) Total represents the amount remaining under the Board authorization for Common share repurchases on March 21, 2018 and the current $50.0 million Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

Stock Price Performance Graph
The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Houghton Mifflin Harcourt. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the index and in the peer group (with the reinvestment of all dividends) from June 1, 2015 to May 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group
*$100 invested on 5/31/15 in stock or index, including reinvestment of dividends

	Fiscal year ending May 31,
	2015	2016	2017	2018	2019	2020
Scholastic Corporation	$100.00	$89.15	$98.49	$105.78	$78.93	$71.39
NASDAQ Composite Index	100.00	97.59	122.26	146.79	147.00	187.18
Peer Group	100.00	70.27	58.40	76.63	67.16	41.14

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenues	$1,487.1	$1,653.9	$1,628.4	$1,741.6	$1,672.8
Cost of goods sold (1)	751.0	779.9	744.6	814.5	762.3
Selling, general and administrative expenses(2)	705.3	781.4	765.7	777.5	773.6
Depreciation and amortization	61.5	56.1	41.4	38.7	38.9
Severance (3)	17.2	10.6	9.9	14.9	11.9
Asset impairments and write downs (4)	40.6	0.9	11.2	6.8	14.4
Operating income (loss)	(88.5)	25.0	55.6	89.2	71.7
Interest (income) expense, net	(0.1)	(3.4)	(1.1)	1.0	1.1
Other components of net periodic benefit (cost) (5)	(1.3)	(1.4)	(58.2)	(0.3)	(4.1)
Gain (loss) on investments and other (6)	—	(1.0)	0.0	—	2.2
Earnings (loss) from continuing operations before income taxes	(89.7)	26.0	(1.5)	87.9	68.7
Provision (benefit) for income taxes (7)	(46.0)	10.4	3.5	35.4	24.7
Earnings (loss) from continuing operations	(43.7)	15.6	(5.0)	52.5	44.0
Earnings (loss) from discontinued operations, net of tax	—	—	—	(0.2)	(3.5)
Net income (loss)	$(43.7)	$15.6	$(5.0)	$52.3	$40.5
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.0	—	—	—
Net income (loss) attributable to Scholastic Corporation	$(43.8)	$15.6	$(5.0)	$52.3	$40.5
Share Information:
Basic:
Earnings (loss) from continuing operations	$(1.27)	$0.44	$(0.14)	$1.51	$1.29
Earnings (loss) from discontinued operations	$—	$—	$—	$(0.00)	$(0.11)
Net Income (loss) attributable to Scholastic Corporation	$(1.27)	$0.44	$(0.14)	$1.51	$1.18
Diluted:
Earnings (loss) from continuing operations	$(1.27)	$0.43	$(0.14)	$1.48	$1.26
Earnings (loss) from discontinued operations	$—	$—	$—	$(0.01)	$(0.10)
Net Income (loss) attributable to Scholastic Corporation	$(1.27)	$0.43	$(0.14)	$1.47	$1.16
Weighted average shares outstanding - basic	34.6	35.2	35.0	34.7	34.1
Weighted average shares outstanding - diluted	34.6	35.8	35.0	35.4	34.9
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60
Balance Sheet Data:
Working Capital	$533.8	$419.1	$512.5	$583.4	$571.8
Cash and cash equivalents	393.8	334.1	391.9	444.1	399.7
Total assets	2,033.6	1,878.5	1,825.4	1,760.4	1,713.1
Long-term debt (excluding capital leases)	210.6	—	—	—	—
Total debt	218.5	7.3	7.9	6.2	6.3
Long-term capital lease obligations	9.5	8.4	6.2	6.5	7.5
Total capital lease obligations	11.6	10.1	7.4	7.6	8.6
Total stockholders’ equity	$1,180.6	$1,272.8	$1,320.8	$1,307.9	$1,257.6

(1) In fiscal 2018, the Company recognized pretax costs related to branch warehouse consolidation in Canada of $0.1. In 2017, the Company recognized pretax exit costs related to its software distribution business in Australia of $0.5.

(2) In fiscal 2020, the Company recognized a pretax charge of $1.0 related to a settlement of an intellectual property producing agreement and a pretax settlement expense of $1.5 related to an alleged patent infringement claim. In fiscal 2019, the Company recognized pretax charges related to a settlement of a legacy sales tax assessment of $8.1 and pretax costs associated with branch consolidation charges of $0.5. In fiscal 2018, the Company recognized pretax share-based compensation charges of $0.7 due to the accelerated vesting of certain awards. In fiscal 2016, the Company recognized a pretax charge of $1.5 related to a branch consolidation project in the Company's book fairs operations.

(3) In fiscal years 2020, 2019, 2018, 2017 and 2016, the Company recognized pretax severance expense primarily related to cost reduction and restructuring programs of $13.1, $6.5, $7.4, $12.9 and $9.5, respectively.

(4) In fiscal 2020, the Company recognized a pretax impairment charge of $40.0 related to the write down of inventory from lower anticipated requirements in the Company's school channels and a pretax impairment charge of $0.6 related to an outdated technology platform in Canada. In fiscal 2019, the Company recognized a pretax impairment charge of $0.9 related to legacy building improvements. In fiscal 2018, the Company recognized a pretax impairment charge of $11.0 related to legacy building improvements and a pretax impairment charge of $0.2 related to book fairs trucks. In fiscal 2017, the Company recognized a pretax impairment charge related to certain website development assets of $5.7 and certain legacy prepublication assets of $1.1. In fiscal 2016, the Company recognized a pretax impairment charge of $7.5 related to legacy building improvements in connection with the Company's headquarters renovation and a pretax charge of $6.9 for certain legacy prepublication assets.

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

(7) In fiscal 2020, the Company recognized a benefit for income taxes in respect to one-time pretax charges of $15.3. In fiscal 2019, the Company recognized a benefit for income taxes in respect to one-time pretax charges of $4.2 and income tax provision of $4.7 primarily related to the Company's state deferred tax balances. In fiscal 2018, the Company recognized a benefit for income taxes on certain pretax charges of $26.5, partly offset by $5.7 of income tax provision related to the remeasurement of the Company's U.S. deferred tax balance in connection with the passage of the Tax Cuts and Jobs Act of 2017. In fiscal 2017, the Company recognized a benefit for income taxes on certain pretax charges of $7.8. In fiscal 2016, the Company recognized a benefit for income taxes on certain pretax charges of $10.3.

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

Overview and Outlook

Overview
Revenues in fiscal 2020 were $1.49 billion, a decrease of 10.1% from $1.65 billion in fiscal 2019, reflecting lower sales in the Company's Children's Book Publishing and Distribution segment of $114.9 million, decreased revenues in the Education segment of $10.1 million, and lower local currency revenues in the International segment of $33.9 million, coupled with an unfavorable impact of foreign exchange of $7.9 million. Loss per diluted share was $1.27 for the fiscal year ended May 31, 2020, compared to Earnings per diluted share of $0.43 in the prior fiscal year.

The COVID-19 pandemic had a significant adverse impact on the results of operations and cash flows in fiscal 2020. Global school closings during the fourth fiscal quarter adversely impacted the Company’s school-based channels as well as the education business as school administrators, teachers and specialists were working remotely during this period. In the Children's Book Publishing and Distribution segment, the book fairs channel was particularly impacted as school closings led to the cancellation of virtually all of the book fairs in the fourth quarter. In the book club channel, school closings led to a significant decrease in the participation by teacher sponsors in scheduled book clubs offerings. In the Education segment, the last quarter of the fiscal year is normally a significant quarter as school administrators and other educational personnel, prior to breaking for the summer, receive product in preparation for the following academic school year. These orders were significantly impacted by the absence from the schools of such administrators and other educational personnel resulting from school closings. The International segment school-based channels were also significantly impacted by the COVID-19 mandated school closings as well as the temporary closing of English language learning centers in China and the disruption in the direct sales business in Asia resulting from measures imposed to curtail the spread of COVID-19. Partially offsetting the declines, the Company's trade channel, in both domestic and international markets, ended the fiscal year with higher sales driven by frontlist titles including The Ballad of Songbirds and Snakes, the fourth title in The Hunger Games series by Suzanne Collins. When compared to the prior fiscal year, domestic trade channel sales increased $56.5 million even as industry-wide bookstore sales declined as a result of brick-and-mortar store closures in the fourth quarter.

Operating loss in fiscal 2020 was $88.5 million compared to Operating income in the prior fiscal year of $25.0 million, an increase in Operating loss of $113.5 million. The increase in the Operating loss was directly attributable to the pandemic-related drop in sales, as well as other, mostly non-cash, consequences of the COVID-19 economic slowdown, including higher inventory obsolescence reserves, customer bad debt, return reserves, unearned author advances and vacation accruals. In addition, the Company had a non-cash inventory write-down of $40.0 million in the third fiscal quarter as a result of a change in procurement and retention practices, and experienced higher one-time severance of $6.6 million in fiscal 2020 when compared to the prior fiscal year in connection with both its on-going restructuring projects, as well as staffing decisions made to mitigate the pandemic's impact on the Company’s profitability. This was partially offset by cost-saving initiatives, including the closing of distribution centers in highly impacted regions, scaling the operations to meet near-term business needs, reductions to labor-related costs and inventory purchases, and suspension of the stock buy-back program.

Outlook
There is still significant uncertainty surrounding COVID-19’s near-term and long-term effects on schools and retailers at this time. Measures are still being taken to curtail the spread of the virus, including mandated school closings, resulting in uncertain timing and manner of subsequent school openings, as well as remaining capacity restrictions on “non-essential” businesses which continue to impact most brick-and-mortar booksellers. The Company is planning for a slower than normal start to the 2020-21 school year, with expectations for most schools to be open, but with a variety of in-person, distance learning and hybrid options. As schools re-open, the Company expects demand for children’s books delivered through book clubs and book fairs to schools and direct-to-home. The Company also expects demand for digital education programs, including classroom magazines, as schools look for digital learning tools to bridge the gap between home and school. The trade channel is expected to benefit from new titles such as Dog Man: Grime and Punishment, Cat Kid Comic Club™, a new series by Dav Pilkey, and The Ickabog® by J.K. Rowling, as well as new titles from other best-selling authors including Tui T. Sutherland, Alan Gratz, Kelly Yang and Varian Johnson. Given the uncertainties around the duration and magnitude of the current COVID-19 economic slowdown, as well as the pattern of school openings, the Company has implemented cost savings initiatives, including labor-related reductions, as well as process improvements to provide the Company with increased flexibility to achieve higher operating leverage and adjust its cost structure to align with changes in volume.

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

School-Based Book Fairs – Revenues associated with school-based book fairs relate to the sale of children's books and other products to book fair sponsors. In addition, the Company employs an incentive program to encourage the sponsorship of book fairs and increase the number of fairs held each school year. The Company identifies two potential performance obligations within its school-based book fair contracts, which include the fulfillment of book fairs product and the fulfillment of product upon the redemption of incentive program credits by customers. The Company allocates the transaction price to each performance obligation and recognizes revenue at a point in time. The Company utilizes certain estimates based on historical experience, redemption patterns and future expectations related to the participation in the incentive program to determine the relative fair value of each performance obligation when allocating the transaction price. Changes in these estimates could impact the timing of the recognition of revenue. Revenue allocated to the book fairs product is recognized at the point at which product is delivered to the customer and control is transferred. The revenue allocated to the incentive program credits is recognized upon redemption of incentive credits and the transfer of control of the redeemed product. Incentive credits are generally redeemed within 12 months of issuance. Payment for school-based book fairs product is due at the completion of a customer's fair.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when performance obligations are satisfied and control is transferred to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date." For such titles, the control of the product is not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public. Revenue for ebooks, which is generally the net amount received from the retailer, is recognized upon electronic delivery to the customer by the retailer. The sale of trade product generally includes a right of return.

Education – Revenue from the sale of educational materials is recognized upon shipment of the products, or upon acceptance of product by the customer, depending on individual contractual terms. Revenue from digital products is deferred and recognized ratably over the subscription period. Revenue from professional development services is recognized when the services have been provided to the customer.

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

Magazine Custom Publishing – Revenue is recognized when the Company has satisfied its obligations under the program and the customer has acknowledged acceptance of the product or service. Certain revenues may be deferred pending future deliverables.

Direct Sales – Revenue from the direct sales channel is recognized upon acceptance of the physical product by the customer.

The Company has elected to present sales and other related taxes on a net basis, excluded from revenues, and as such, these are included within Other accrued expenses until remitted to taxing authorities.

Accounts receivable:

Accounts receivable are recognized net of allowances for doubtful accounts. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for estimated bad debts are established at the time of sale and are based on an evaluation of accounts receivable aging and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2020 of approximately $2.5 million.

Estimated returns:

For sales that include a right of return, the Company will estimate the transaction price and record revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a corresponding reduction to Revenues and Cost of goods sold. Management also considers patterns of sales and returns in the months preceding the fiscal year, as well as actual returns received subsequent to the fiscal year, available customer and market specific data and other return rate information that management believes is relevant. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned. Actual returns could differ from the Company's estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2020 of approximately $2.4 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage by channel, expected future sales of existing inventory and specifically identified obsolete inventory. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2020 of approximately $3.7 million.

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

Pension obligations

The Company’s UK Pension Plan calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost component of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increases is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2020 of approximately $0.7 million and approximately $0.6 million, respectively. A one percentage point change in the expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2020 of approximately $0.3 million.

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

A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2020 of approximately $0.1 million and less than $0.1 million, respectively. A one percentage point change in the health care cost trend rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2020 of approximately $0.1 million and an increase or decrease in the postretirement benefit obligation as of May 31, 2020 of approximately $1.9 million and approximately $1.7 million, respectively.

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

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment. The Company elects to recognize the tax on Global Intangible Low-Taxed Income (GILTI) earned by foreign subsidiaries as a period expense in the period the tax is incurred.

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

Results of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2020		2019
	$	% (1)	$	% (1)
Revenues:
Children’s Book Publishing and Distribution	$875.4	58.9	$990.3	59.9
Education	287.3	19.3	297.4	18.0
International	324.4	21.8	366.2	22.1
Total revenues	1,487.1	100.0	1,653.9	100.0
Cost of goods sold	751.0	50.5	779.9	47.2
Selling, general and administrative expenses (2)	705.3	47.5	781.4	47.2
Depreciation and amortization	61.5	4.1	56.1	3.4
Severance (3)	17.2	1.2	10.6	0.6
Asset impairments and write downs (4)	40.6	2.7	0.9	0.1
Operating income (loss)	(88.5)	(6.0)	25.0	1.5
Interest income	3.1	0.2	5.6	0.3
Interest expense	(3.0)	(0.2)	(2.2)	(0.1)
Other components of net periodic benefit (cost)	(1.3)	(0.0)	(1.4)	(0.1)
Gain (loss) on investments and other (5)	—	—	(1.0)	(0.0)
Earnings (loss) before income taxes	(89.7)	(6.0)	26.0	1.6
Provision (benefit) for income taxes (6)	(46.0)	(3.1)	10.4	0.7
Net income (loss)	$(43.7)	(2.9)	$15.6	0.9
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.0	0.0	0.0
Net income (loss) attributable to Scholastic Corporation	$(43.8)	(2.9)	$15.6	0.9
Earnings (loss) per share:
Basic:
Net income (loss) attributable to Scholastic Corporation	$(1.27)		$0.44
Diluted:
Net income (loss) attributable to Scholastic Corporation	$(1.27)		$0.43

(1) Represents percentage of total revenues.

(2) In fiscal 2020, the Company recognized a pretax charge of $1.0 related to a settlement of an intellectual property producing agreement and a pretax settlement expense of $1.5 related to an alleged patent infringement claim. In fiscal 2019, the Company recognized pretax charges related to the settlement of a legacy sales tax assessment of $8.1, and pretax costs associated with the Canadian book fairs branch consolidation of $0.5.

(3) In fiscal 2020 and 2019, the Company recognized pretax severance expense of $13.1 and $6.5, respectively, primarily related to cost reduction and restructuring programs.

(4) In fiscal 2020, the Company recognized a pretax impairment charge of $40.0 related to the write down of inventory from lower anticipated requirements in the Company's club and fair channels and a pretax impairment charge of $0.6 related to an outdated technology platform in Canada. In fiscal 2019, the Company recognized pretax impairment charges of $0.9 related to legacy building improvements.

(5) In fiscal 2019, the Company recognized a pretax charge of $1.0 related to the recognition of foreign currency translation adjustment previously recorded within accumulated other comprehensive income (loss) as a result of the acquisition of Make Believe Ideas Limited.

(6) In fiscal 2020, the Company recognized a benefit for income taxes in respect to one-time pretax charges of $15.3. In fiscal 2019, the Company recognized a benefit for income taxes in respect to one-time pretax charges of $4.2 and income tax provision of $4.7 primarily related to the Company's state deferred tax balances.

Results of Operations – Consolidated

The Securities and Exchange Commission (SEC or Commission) adopted a final rule that modernizes and simplifies certain disclosure requirements in Regulation S-K. Accordingly, the section below is a discussion of the Company's fiscal year 2020 results compared to fiscal year 2019. A detailed discussion of the Company's fiscal year 2018 results and year-over-year comparisons between fiscal years 2019 and 2018 that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended May 31, 2019, filed with the Company's Form 10-K dated July 29, 2019.

The impact of the COVID-19 pandemic is referenced throughout this section. Refer to "Overview and Outlook" for a discussion of this impact on the Company's operations.

Revenues from operations for the fiscal year ended May 31, 2020 decreased by $166.8 million, or 10.1%, to $1,487.1 million, compared to $1,653.9 million in the prior fiscal year. The decrease in revenues was primarily due to lower Children’s Book Publishing and Distribution segment revenues of $114.9 million, lower sales in the Education segment of $10.1 million, and lower International revenue of $41.8 million. Within the Children’s Book Publishing and Distribution segment, revenues from the school-based channels were adversely impacted by COVID-19 mandated school closures, resulting in lower book fairs channel revenues of $115.8 million and lower book clubs channel revenues of $55.6 million. Lower revenues were partially offset by increased revenues from the trade channel of $56.5 million primarily due to increased sales of frontlist titles led by the May 2020 release of The Ballad of Songbirds and Snakes, the fourth title in The Hunger Games series by Suzanne Collins. The trade channel revenues were also impacted by the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements in the current fiscal year. The Education segment revenues decreased $10.1 million, primarily due to lower sales of instructional products, including Scholastic Edge, Guided Reading, Level Bookroom and LitCamp, as a result of the COVID-19 pandemic. Local currency revenues in the International segment decreased $33.9 million, primarily driven by lower sales in Canada, the UK, and Asia due to COVID-19 mandated school closures. The decrease in International revenues was also impacted by unfavorable foreign currency exchange of $7.9 million, driven by the strengthening of the U.S. dollar.

Components of Cost of goods sold for fiscal years 2020 and 2019 are as follows:

	($ amounts in millions)
	2020	% of revenue	2019	% of revenue
Product, service and production costs	$411.3	27.7%	$428.0	25.9%
Royalty costs	119.2	8.0	118.7	7.2
Prepublication and production amortization	27.4	1.8	25.6	1.5
Postage, freight, shipping, fulfillment and all other costs	193.1	13.0	207.6	12.6
Total cost of goods sold	$751.0	50.5%	$779.9	47.2%

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2020 was 50.5%, compared to 47.2% in the prior fiscal year. The increase in Cost of goods sold as a percentage of revenue was primarily driven by higher inventory obsolescence reserves in the book clubs and book fairs channels due to excess inventory from lower fourth fiscal quarter sales due to COVID-19. The increase was also impacted by the completion of the acquisition of the majority interest in MBI and its full consolidation in the financial statements in the current fiscal year. MBI manufacturing costs associated with specialty products resulted in a higher percentage of Cost of goods sold. The Company also recognized higher tariff costs in the current fiscal year.

Selling, general and administrative expenses for the fiscal year ended May 31, 2020 were $705.3 million, compared to $781.4 million in the prior fiscal year. The decrease was primarily related to cost saving initiatives to offset the lower revenues driven by COVID-19, including reductions in employee-related expenses throughout the Company, reduced marketing expenses in the book clubs and education channels, and reductions to operating expenses in the book fairs channel such as the closing of distribution centers in highly impacted regions. The decrease in expense was also impacted by the absence of a prior period pretax charge related to a legacy sales tax assessment. The decreases in expenses were partially offset by increased bad debt and lower equity method investment income due to the consolidation of MBI.

Depreciation and amortization expenses for the fiscal year ended May 31, 2020 were $61.5 million, compared to $56.1 million in the prior fiscal year. The increase was primarily attributable to upgraded point-of-sale machines placed in service in the book fairs channel in the current fiscal year and assets placed in service for capitalized strategic technology investments during fiscal 2020.

Severance expense for the fiscal year ended May 31, 2020 was $17.2 million, compared to $10.6 million in the prior fiscal year, which included charges of $13.1 million and $6.5 million in fiscal 2020 and fiscal 2019, respectively, related to cost reduction and restructuring programs.

Asset impairments and write downs for the fiscal year ended May 31, 2020 were $40.6 million, compared to $0.9 million in the prior fiscal year. In the third     quarter of fiscal 2020, the Company recognized a write down of $40.0 million related to changes that were made to the Company's North American purchasing protocols, product offerings and inventory retention policies, which reduced the anticipated inventory requirements in the Company's school channels. The changes resulted in lower inventory requirements, more efficient asset utilization, lower inventory obsolescence expense and reduced warehouse labor and storage costs expected in future periods. As a result of the foregoing, the Company recorded a write down of inventory of $37.6 million. Capitalized prepublication and author advances costs, related to the inventory, of $0.8 million and $1.6 million, respectively, were written down as well. The Company also recognized an impairment charge of $0.6 million related to an outdated technology platform in Canada. In fiscal 2019, the Company recognized impairment charges of $0.9 million on the abandonment of legacy building improvements in connection with the Company's renovation of its headquarters location in New York City.

For the fiscal year ended May 31, 2020, the net amount of Interest income and Interest expense was $0.1 million, compared to the net amount of Interest income and Interest expense of $3.4 million in the prior fiscal year. The decrease was primarily due to interest expense on long-term debt borrowings in fiscal 2020, lower U.S. interest rates and lower short-term investment balances driven, in part, by higher common stock repurchases.

The Company’s effective tax rate for the fiscal year ended May 31, 2020 was 51.3%, compared to 40.0% in the prior fiscal year. The higher benefit for income taxes when compared to the previous fiscal year was primarily driven by net operating losses generated in the U.S. which are expected to be carried back to previous periods.

Net loss for fiscal 2020 increased by $59.3 million to $43.7 million compared to Net income of $15.6 million in fiscal 2019. The basic and diluted loss per share of Class A Stock and Common Stock were $1.27 and $1.27, respectively, in fiscal 2020, compared to basic and diluted earnings per share of Class A Stock and Common Stock of $0.44 and $0.43, respectively, in fiscal 2019.

Net income attributable to noncontrolling interest for fiscal 2020 was $0.1 million. The Net income attributable to noncontrolling interest for fiscal 2019 was less than $0.1 million.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)	2020 compared to 2019
	2020	2019	$ change	% change
Revenues	$875.4	$990.3	$(114.9)	(11.6)%
Cost of goods sold	430.9	443.4	(12.5)	(2.8)
Other operating expenses *	420.9	464.0	(43.1)	(9.3)
Operating income (loss)	$23.6	$82.9	$(59.3)	(71.5)%
Operating margin	2.7%	8.4%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2020 compared to fiscal 2019

Revenues for the fiscal year ended May 31, 2020 decreased by $114.9 million to $875.4 million, compared to $990.3 million in the prior fiscal year. Book fairs channel revenues decreased $115.8 million primarily driven by lower fair count and book clubs channel revenues decreased $55.6 million primarily driven by lower events, both adversely impacted by the COVID-19 mandated school closings. These revenue declines were partially offset by increased trade channel revenues of $56.5 million, driven by the May 2020 release of The Ballad of Songbirds and Snakes and strong performance of best-selling titles, including Harry Potter and the Goblet of Fire: The Illustrated Edition, Dog Man: For Whom the Ball Rolls, Dog Man: Fetch-22, Guts, The Baby-Sitters Club: Boy Crazy Stacey (graphic novel), The Wonky

Donkey and The Dinky Donkey titles, Refugee, titles in the Wings of Fire series and Klutz book plus titles, including LEGO® Chain Reactions and LEGO® Gadgets. Additional revenues were attributable to the completion of the acquisition of a majority interest in MBI and its full consolidation in the financial statements.

Cost of goods sold for the fiscal year ended May 31, 2020 was $430.9 million, or 49.2% of revenues, compared to $443.4 million, or 44.8% of revenues, in the prior fiscal year. The increase in cost of goods sold as a percentage of revenue was primarily driven by higher inventory obsolescence reserves in the book clubs and book fairs channels due to excess inventory from the COVID-19 impacted fourth fiscal quarter and increased fulfillment costs in the book clubs channel for online orders shipped directly to teachers. The increase was also due to the completion of the acquisition of the majority interest in MBI and its full consolidation in the financial statements. MBI manufacturing costs associated with specialty products represented a portion of the increase in Cost of goods sold as a percentage of revenues. Manufacturing costs also increased as a result of higher tariff costs.

Other operating expenses were $420.9 million for the fiscal year ended May 31, 2020, compared to $464.0 million in the prior fiscal year. In the book clubs channel, lower costs were primarily driven by a reduction in direct promotional expenses and employee-related costs as a result of cost saving initiatives to offset the impact from COVID-19, as well as lower net sales tax expense in the fiscal year. Decreased costs in the book fairs channel were primarily driven by cost saving initiatives which resulted in a decrease in employee-related expenses and warehouse and distribution center costs, resulting from warehouse closures primarily in regions highly impacted by COVID-19, partially offset by increased depreciation costs attributable to upgraded point-of-sale machines placed into service in fiscal 2020. Cost savings initiatives implemented prior to the pandemic contributed to the full year decrease in costs for both book clubs and book fairs. Other operating expenses were also impacted by increased bad debt expenses primarily in the trade channel.

Segment operating income for the fiscal year ended May 31, 2020 was $23.6 million, compared to Operating income of $82.9 million in the prior fiscal year. The decrease in Operating income was primarily driven by revenue declines in the school-based channels as a result of the COVID-19 pandemic, partially offset by higher trade channel revenue and cost saving measures resulting in a decrease in employee-related costs, direct promotional expenses and warehouse and distribution center costs. The Company expects continued impact from COVID-19 and related school reopening patterns, and is reducing its cost base in the school channels while simultaneously preparing for varied customer requirements as a result of the pandemic.

EDUCATION

($ amounts in millions)	2020 compared to 2019
	2020	2019	$ change	% change
Revenues	$287.3	$297.4	$(10.1)	(3.4)%
Cost of goods sold	100.7	100.6	0.1	0.1
Other operating expenses *	156.7	166.2	(9.5)	(5.7)
Operating income (loss)	$29.9	$30.6	$(0.7)	(2.3)%
Operating margin	10.4%	10.3%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2020 compared to fiscal 2019

Revenues for the fiscal year ended May 31, 2020 decreased by $10.1 million to $287.3 million, compared to $297.4 million in the prior fiscal year, due to lower sales of core instructional products, including Scholastic Edge, Guided Reading, Level Bookroom and LitCamp, resulting from COVID-19 mandated school closures as key decision-makers in schools and districts were inaccessible due to the pandemic, and lower revenue from custom publishing programs. This was partially offset by increased revenue from summer reading programs as the Company shifted focus to take-home packs for students and delivery of professional learning services, as well as increased dealer trade sales within the Company's teaching resources business which offers skill-building activities for students learning from home such as Jumbo Workbooks and the Summer Express series of workbooks. Classroom magazines revenues were not impacted by COVID-19 in fiscal 2020 as these subscriptions were sold prior to the pandemic and were delivered by the Company. The Company expects demand for these products in fiscal 2021, but selling efforts for fiscal 2021 have been hindered by the pandemic.

Cost of goods sold for the fiscal year ended May 31, 2020 was $100.7 million, or 35.1% of revenue, compared to $100.6 million, or 33.8% of revenue, in the prior fiscal year. Cost of goods sold as a percentage of revenue increased primarily due to an increase in the amortization of prepublication costs related to digital subscription components of the recently launched Scholastic Literacy product.

Other operating expenses were $156.7 million for the fiscal year ended May 31, 2020, compared to $166.2 million in the prior fiscal year. The $9.5 million decrease was primarily related to lower marketing expenses and a decrease in employee-related costs in an effort to offset the impact of COVID-19, partially offset by an increase in bad debt expenses.

Segment operating income for the fiscal year ended May 31, 2020 was $29.9 million, compared to $30.6 million in the prior fiscal year. The decrease in operating income was primarily driven by the decline in revenues, partially offset by lower employee-related costs.
INTERNATIONAL

($ amounts in millions)	2020 compared to 2019
	2020	2019	$ change	% change
Revenues	$324.4	$366.2	$(41.8)	(11.4)%
Cost of goods sold	177.3	190.8	(13.5)	(7.1)%
Other operating expenses *	153.0	161.6	(8.6)	(5.3)%
Asset impairments and write downs	0.6	—	0.6	100.0%
Operating income (loss)	$(6.5)	$13.8	$(20.3)	(147.1)%
Operating margin	(2.0)%	3.8%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2020 compared to fiscal 2019

Revenues for the fiscal year ended May 31, 2020 decreased by $41.8 million to $324.4 million compared to $366.2 million in the prior fiscal year, including an adverse foreign exchange impact of $7.9 million due to the strengthening of the U.S. dollar. Total local currency revenues across the Company's foreign operations decreased $33.9 million when compared to the prior fiscal year. In Canada and the UK, local currency revenues decreased $17.3 million and $3.2 million, respectively, primarily driven by lower school-based channel sales due to COVID-19 mandated school closures, partially offset by higher sales in the trade channel due in part to the release of the new Hunger Games title, The Ballad of Songbirds and Snakes, as well as increased demand for trade products through internet sales. In Asia, local currency revenues decreased $14.6 million primarily related to lower revenues from the direct sales channel due in part to the local actions taken to curtail the spread of the coronavirus and lower sales in the education channels due to mandated school closures. In Australia and New Zealand, local currency revenues increased $2.1 million on higher trade channel sales primarily due to the new Hunger Games title release.

Cost of goods sold for the fiscal year ended May 31, 2020 was $177.3 million, or 54.7% of revenues, compared to $190.8 million, or 52.1% of revenues, in the prior fiscal year. The higher cost of goods sold as a percentage of revenue was driven by higher fulfillment costs on lower revenues and higher inventory obsolescence reserves due in part to the impact of COVID-19 on sales.

Other operating expenses were $153.0 million for the fiscal year ended May 31, 2020, compared to $161.6 million in the prior fiscal year. In local currencies, Other operating expenses decreased by $6.1 million primarily due to lower employee-related expenses and direct promotional expenses, partially offset by an increase in bad debt expenses. Severance expense for the fiscal year ended May 31, 2020 was $1.7 million, compared to $1.3 million in the prior fiscal year. Other operating expenses were also impacted by unfavorable foreign currency exchange of $2.5 million due to the strengthening of the U.S. Dollar.

Asset impairments were $0.6 million for the fiscal year ended May 31, 2020. In fiscal 2020, the Company recognized an impairment charge related to an outdated technology platform in Canada.

Segment operating loss for the fiscal year ended May 31, 2020 was $6.5 million, compared to Operating income of $13.8 million in the prior fiscal year. Total local currency operating results across the Company's foreign operations decreased $20.0 million, driven by decreased revenues in school-based channels and increased bad debt expenses, partially offset by higher trade channel sales and lower employee-related expenses compared to the prior year.

Overhead

Fiscal 2020 compared to fiscal 2019

Unallocated overhead expense for fiscal 2020 increased by $33.2 million to $135.5 million, compared to $102.3 million in the prior fiscal year. This increase was primarily driven by the $40.0 million third quarter non-cash write down of inventory as changes were made to the Company's North American purchasing protocols, product offerings and inventory retention policies reducing the anticipated inventory requirements in the Company's school channels. Severance expense related to cost reduction strategies increased by $6.5 million to $12.0 million compared to $5.5 million in the prior fiscal year period. The increase was also attributable to a $1.0 million pretax charge related to a settlement arising from an intellectual property producing agreement, a $1.5 million settlement, without admission of liability, for alleged patent infringement and higher legal settlements and corresponding defense costs related to legacy photo license infringement claims that were resolved in the fiscal year. The increase was partially offset by lower employee-related costs and technology-related spending in an effort to offset the impact of COVID-19 as well as a $8.1 million pretax charge in the prior fiscal period related to a legacy sales tax assessment.

Liquidity and Capital Resources

Fiscal 2020 compared to fiscal 2019

Cash provided by operating activities was $2.1 million for the fiscal year ended May 31, 2020, compared to cash provided by operating activities of $116.4 million for the prior fiscal year, representing a decrease in cash provided by operating activities of $114.3 million. The lower revenues in fiscal 2020 resulted in a reduction of cash generated from earnings, which was partially offset by lower inventory purchases, lower royalty advance payments and a reduction in general spending as part of cost saving initiatives due to COVID-19 such as a hiring freeze, employee furlough programs, and limitations on expenditures related to travel, events, and conferences. The Company will continue to limit spending in view of the economic uncertainty brought on by the global pandemic.

Cash used in investing activities was $95.7 million for the fiscal year ended May 31, 2020, compared to cash used in investing activities of $147.3 million for the prior fiscal year, representing a decrease in cash used in investing activities of $51.6 million. The decrease in cash used was primarily driven by lower capital spending on the Company's now completed headquarters building modernization project, lower prepublication spending, and a decrease in spending related to strategic technology initiatives. In addition, cash used in investing activities decreased as a result of lower acquisition-related payments in fiscal 2020 compared to fiscal 2019, when the Company completed the acquisition of a majority interest in Make Believe Ideas and an equity investment in a U.S.-based production company. This decrease was partially offset by increased capital spending relating to a UK warehouse optimization project. The Company will continue to limit investment spending in view of the economic uncertainty brought on by the global pandemic.

Cash provided by financing activities was $154.1 million for the fiscal year ended May 31, 2020, compared to cash used in financing activities of $25.7 million for the prior fiscal year, representing an increase in cash provided by financing activities of $179.8 million. The Company borrowed $200.0 million under its revolving credit facility in the fourth quarter of fiscal 2020. Partially offsetting this source of cash were net higher repurchases of common stock of $27.0 million in fiscal 2020 and lower proceeds pursuant to employee equity plans of $5.3 million as well as lower short-term credit facility net borrowings of $2.0 million. The Company has suspended its share buy-back program as a result of the pandemic.

Cash Position

The Company’s cash and cash equivalents totaled $393.8 million at May 31, 2020 and $334.1 million at May 31, 2019. Cash and cash equivalents held by the Company’s U.S. operations totaled $364.2 million at May 31, 2020 and $308.7 million at May 31, 2019.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. As a precautionary measure due to the uncertainty of the COVID-19 pandemic in the fourth fiscal quarter, the Company accessed its $375.0 million committed bank credit facility by taking a U.S. dollar LIBOR-based advance for $200.0 million, although there was no immediate working capital requirement.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During the fiscal year ended May 31, 2020, the Company purchased approximately $35.5 million of its Common shares on the open market, compared to approximately $8.5 million of share purchases in the prior fiscal year. The Company’s open-market buy-back program was put on hold in early March in the face of COVID-19 uncertainties.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases as appropriate in the context of COVID-19 considerations. The Company expects continued lower cash from operations, particularly from its school channel revenues, in fiscal 2021. To mitigate these reductions in available cash, the Company has executed substantial cost savings programs and is prepared to scale its school channel operations should the markets return to past levels, or decrease from current expectations. As of May 31, 2020, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $393.8 million, cash from operations, and the Company's loan agreements in the US and the UK totaling approximately $385.6 million, less current borrowings of $210.6 million, resulting in approximately $175.0 of current availability. In addition, the Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the US Loan Agreement be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $50.4 million, less current borrowings of $7.9 million and commitments of $3.9 million, resulting in $38.6 million of current availability at May 31, 2020. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities, taking COVID-19 into consideration.

The following table summarizes, as of May 31, 2020, the Company’s contractual cash obligations by future period (see Notes 5, 6, 9 and 15 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$40.9	$3.1	$—	$—	$44.0
Royalty advances	16.2	5.9	0.0	0.1	22.2
Lines of credit and short-term debt	7.9	—	—	—	7.9
Long-term debt	—	210.6	—	—	210.6
Capital leases (1)	2.5	4.7	3.4	2.4	13.0
Pension and postretirement plans (2)	2.6	5.2	6.0	14.4	28.2
Operating leases	26.8	44.7	19.4	24.8	115.7
Total	$96.9	$274.2	$28.8	$41.7	$441.6

(1) Includes principal and interest.
(2) Excludes expected Medicare Part D subsidy receipts.

Financing

Loan Agreements

The Company is party to two loan agreements, as well as certain credit lines with various banks. For a more complete description of the loan agreements, as well as the Company's other debt obligations, reference is made to Note 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2020. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of May 31, 2020:

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2021	2022	2023	2024	2025	Thereafter	Total	2020
Debt Obligations
Lines of credit and current portion of long-term debt	$7.9	$—	$—	$—	$—	$—	$7.9	$7.9
Average interest rate	4.6%	—	—	—	—	—
Long-term debt	$—	$210.6	$—	$—	$—	$—	$210.6	$210.6
Average interest rate	—	2.2%	—	—	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2020	2019	2018
Revenues	$1,487.1	$1,653.9	$1,628.4
Operating costs and expenses:
Cost of goods sold	751.0	779.9	744.6
Selling, general and administrative expenses	705.3	781.4	765.7
Depreciation and amortization	61.5	56.1	41.4
Severance	17.2	10.6	9.9
Asset impairments and write downs	40.6	0.9	11.2
Total operating costs and expenses	1,575.6	1,628.9	1,572.8
Operating income (loss)	(88.5)	25.0	55.6
Interest income	3.1	5.6	3.1
Interest expense	(3.0)	(2.2)	(2.0)
Other components of net periodic benefit (cost)	(1.3)	(1.4)	(58.2)
Gain (loss) on investments and other	—	(1.0)	0.0
Earnings (loss) before income taxes	(89.7)	26.0	(1.5)
Provision (benefit) for income taxes	(46.0)	10.4	3.5
Net income (loss)	$(43.7)	$15.6	$(5.0)
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.0	—
Net income (loss) attributable to Scholastic Corporation	$(43.8)	$15.6	$(5.0)

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Net Income (loss) attributable to Scholastic Corporation	$(1.27)	$0.44	$(0.14)
Diluted:
Net Income (loss) attributable to Scholastic Corporation	$(1.27)	$0.43	$(0.14)
Dividends declared per share of Class A and Common Stock	$0.60	$0.60	$0.60
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2020	2019	2018
Net income (loss)	$(43.7)	$15.6	$(5.0)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(2.9)	(5.2)	3.4
Pension and postretirement adjustments net of tax	4.3	1.2	35.1
Total other comprehensive income (loss)	$1.4	$(4.0)	$38.5
Comprehensive income (loss)	(42.3)	11.6	33.5
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.0	—
Comprehensive income (loss) attributable to Scholastic Corporation	$(42.4)	$11.6	$33.5

 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$393.8	$334.1
Accounts receivable, net	239.8	250.1
Inventories, net	270.6	323.7
Income tax receivable	90.0	10.3
Prepaid expenses and other current assets	41.1	42.4
Total current assets	1,035.3	960.6
Noncurrent Assets:
Property, plant and equipment, net	576.9	577.7
Prepublication costs, net	70.6	70.2
Operating lease right-of-use assets, net	95.3	—
Royalty advances, net	39.9	47.5
Goodwill	124.9	125.2
Noncurrent deferred income taxes	18.6	37.0
Other assets and deferred charges	72.1	60.3
Total noncurrent assets	998.3	917.9
Total assets	$2,033.6	$1,878.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$7.9	$7.3
Accounts payable	153.6	195.3
Accrued royalties	37.8	41.9
Deferred revenue	116.5	130.8
Other accrued expenses	161.5	164.8
Accrued income taxes	1.4	1.4
Operating lease liabilities	22.8	—
Total current liabilities	501.5	541.5
Noncurrent Liabilities:
Long-term debt	210.6	—
Operating lease liabilities	75.7	—
Other noncurrent liabilities	65.2	64.2
Total noncurrent liabilities	351.5	64.2
Commitments and Contingencies:	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.5 and 33.4 shares, respectively	0.4	0.4
Additional paid-in capital	622.4	620.8
Accumulated other comprehensive income (loss)	(58.3)	(59.7)
Retained earnings	948.0	1,012.6
Treasury stock at cost: 10.4 shares and 9.5 shares, respectively	(333.3)	(302.6)
Total stockholders' equity of Scholastic Corporation	1,179.2	1,271.5
Noncontrolling interest	1.4	1.3
Total stockholders’ equity	1,180.6	1,272.8
Total liabilities and stockholders’ equity	$2,033.6	$1,878.5
See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

										(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2017	1.7	$0.0	33.4	$0.4	$606.8	$(94.2)	$1,091.2	$(296.3)	$1,307.9	$—	$1,307.9
Net Income (loss)	—	—	—	—	—	—	(5.0)	—	(5.0)	—	(5.0)
Foreign currency translation adjustment	—	—	—	—	—	3.4	—	—	3.4	—	3.4
Pension and post-retirement adjustments (net of tax of $20.9)	—	—	—	—	—	35.1	—	—	35.1	—	35.1
Stock-based compensation	—	—	—	—	10.7	—	—	—	10.7	—	10.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	15.8	—	—	—	15.8	—	15.8
Purchases of treasury stock at cost	—	—	(0.7)	—	—	—	—	(27.2)	(27.2)	—	(27.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.6	—	(18.9)	—	—	20.0	1.1	—	1.1
Dividends	—	—	—	—	—	—	(21.0)	—	(21.0)	—	(21.0)
Balance at May 31, 2018	1.7	$0.0	33.3	$0.4	$614.4	$(55.7)	$1,065.2	$(303.5)	$1,320.8	$—	$1,320.8
Net Income (loss)	—	—	—	—	—	—	15.6	—	15.6	—	15.6
Adoption of ASC606 (net of tax of $16.0)	—	—	—	—	—	—	(47.0)	—	(47.0)	—	(47.0)
Foreign currency translation adjustment	—	—	—	—	—	(5.2)	—	—	(5.2)	—	(5.2)
Pension and post-retirement adjustments (net of tax of $0.5)	—	—	—	—	—	1.2	—	—	1.2	—	1.2
Stock-based compensation	—	—	—	—	8.3	—	—	—	8.3	—	8.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	6.0	—	—	—	6.0	—	6.0
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(8.5)	(8.5)	—	(8.5)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(7.9)	—	—	9.4	1.5	—	1.5
Dividends	—	—	—	—	—	—	(21.2)	—	(21.2)	—	(21.2)
Fair value of noncontrolling interest in Make Believe Ideas Limited										1.3	1.3
Balance at May 31, 2019	1.7	$0.0	33.4	$0.4	$620.8	$(59.7)	$1,012.6	$(302.6)	$1,271.5	$1.3	$1,272.8
Net Income (loss)	—	—	—	—	—	—	(43.8)	—	(43.8)	0.1	(43.7)
Foreign currency translation adjustment	—	—	—	—	—	(2.9)		—	(2.9)	—	(2.9)
Pension and post-retirement adjustments (net of tax of $0.4)	—	—	—	—	—	4.3	—	—	4.3	—	4.3
Stock-based compensation	—	—	—	—	3.8	—	—	—	3.8	—	3.8
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.7	—	—	—	0.7	—	0.7
Purchases of treasury stock at cost	—	—	(1.0)	—	—	—	—	(35.5)	(35.5)	—	(35.5)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(2.9)	—	—	4.8	1.9	—	1.9
Dividends	—	—	—	—	—	—	(20.8)	—	(20.8)	—	(20.8)
Balance at May 31, 2020	1.7	$0.0	32.5	$0.4	$622.4	$(58.3)	$948.0	$(333.3)	$1,179.2	$1.4	$1,180.6
See accompanying notes

Consolidated Statements of Cash Flows

	(Amounts in millions) Years ended May 31,
	2020	2019	2018
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$(43.8)	$15.6	$(5.0)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	15.6	7.0	9.5
Provision for losses on inventory	34.3	20.8	18.4
Provision for losses on royalty advances	8.1	6.8	4.1
Pension settlement	—	—	57.3
Amortization of prepublication and production costs	26.2	22.4	21.8
Depreciation and amortization	64.0	59.3	44.2
Amortization of pension and postretirement actuarial gains and losses	0.8	0.7	2.2
Deferred income taxes	17.9	3.3	7.7
Stock-based compensation	3.8	8.3	10.7
Income from equity investments	(3.2)	(5.9)	(4.8)
Non cash write off related to asset impairments and write downs	40.6	0.9	11.2
(Gain) loss on investments	—	1.0	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(7.0)	(11.9)	(12.9)
Inventories	(20.8)	(49.8)	(27.4)
Income tax receivable	(79.8)	7.4	(13.8)
Prepaid expenses and other current assets	0.9	8.1	(8.3)
Royalty advances	(2.6)	(9.8)	(7.0)
Accounts payable	(33.6)	11.8	45.9
Accrued income taxes	0.1	(0.9)	(1.1)
Accrued royalties	(3.8)	7.9	(0.3)
Deferred revenue	(13.8)	20.1	0.2
Other, net	(1.8)	(6.7)	(11.1)
Total adjustments	45.9	100.8	146.5
Net cash provided by (used in) operating activities	2.1	116.4	141.5
Cash flows - investing activities:
Prepublication and production expenditures	(28.5)	(38.1)	(36.1)
Additions to property, plant and equipment	(62.7)	(95.0)	(121.5)
Other investment and acquisition-related payments	(1.2)	(14.2)	(4.4)
Land acquisition	(3.3)	—	—
Net cash provided by (used in) investing activities	(95.7)	(147.3)	(162.0)

See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2020	2019	2018
Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	234.2	58.8	44.9
Repayments of lines of credit, credit agreement and revolving loan	(26.7)	(60.1)	(42.0)
Repayment of capital lease obligations	(2.0)	(1.6)	(1.3)
Reacquisition of common stock	(35.5)	(8.5)	(27.3)
Proceeds pursuant to stock-based compensation plans	0.7	6.0	15.8
Payment of dividends	(20.8)	(21.1)	(21.1)
Other, net	4.2	0.8	(1.0)
Net cash provided by (used in) financing activities	154.1	(25.7)	(32.0)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(1.2)	0.3
Net increase (decrease) in cash and cash equivalents	59.7	(57.8)	(52.2)
Cash and cash equivalents at beginning of period	334.1	391.9	444.1
Cash and cash equivalents at end of period	$393.8	$334.1	$391.9

	2020	2019	2018
Supplemental Information:
Income tax payments (refunds)	$7.2	$2.5	$14.5
Interest paid	1.5	1.3	1.4
Non cash: Property, plant and equipment additions accrued in accounts payable	2.5	6.1	23.7
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

School-Based Book Fairs – Revenues associated with school-based book fairs relate to the sale of children's books and other products to book fair sponsors. In addition, the Company employs an incentive program to encourage the sponsorship of book fairs and increase the number of fairs held each school year. The Company identifies two potential performance obligations within its school-based book fair contracts, which include the fulfillment of book fairs product and the fulfillment of product upon the redemption of incentive program credits by customers. The Company allocates the transaction price to each performance obligation and recognizes revenue at a point in time. The Company utilizes certain estimates based on historical experience, redemption patterns and future expectations related to the participation in the incentive program to determine the relative fair value of each performance obligation when allocating the transaction price. Changes in these estimates could impact the timing of the recognition of revenue. Revenue allocated to the book fairs product is recognized at the point at which product is delivered to the customer and control is transferred. The revenue allocated to the incentive program credits is recognized upon redemption of incentive credits and the transfer of control of the redeemed product. Incentive credits are generally redeemed within 12 months of issuance. Payment for school-based book fairs product is due at the completion of a customer's fair.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when performance obligations are satisfied and control is transferred to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date." For such titles, the control of the product is not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time as the customer is permitted to sell the product to the public. Revenue for ebooks, which is generally the net amount received from the retailer, is recognized upon electronic delivery to the customer by the retailer. The sale of trade product generally includes a right of return.

Education – Revenue from the sale of educational materials is recognized upon shipment of the products, or upon acceptance of product by the customer depending on individual contractual terms. Revenue from digital products is deferred and recognized ratably over the subscription period. Revenue from professional development services is recognized when the services have been provided to the customer.

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

Magazine Custom Publishing – Revenue is recognized when the Company has satisfied its obligations under the program and the customer has acknowledged acceptance of the product or service. Certain revenues may be deferred pending future deliverables.

Direct Sales – Revenue from the direct sales channel is recognized upon acceptance of the physical product by the customer.

The Company has elected to present sales and other related taxes on a net basis, excluded from revenues, and as such, these are included within Other accrued expenses until remitted to taxing authorities.

Cash equivalents
Cash equivalents consist of short-term investments with original maturities of three months or less.

Accounts receivable
Accounts receivable are recognized net of allowances for doubtful accounts. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for estimated bad debts are established at the time of sale and are based on an evaluation of accounts receivable aging, and, where applicable, specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience to estimate the ultimate collectability of these receivables. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. Accounts receivable allowance for doubtful accounts was $19.9 and $11.6 as of May 31, 2020 and 2019, respectively.

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

Inventories
Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage by channel, expected future sales of existing inventory and specifically identified obsolete inventory.

Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the assets. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Building improvements are depreciated over the life of the improvement which typically does not exceed twenty-five years. Capitalized software, net of accumulated amortization, was $52.3 and $43.9 at May 31, 2020 and 2019, respectively. Capitalized software is amortized over a period of three to seven years. Amortization expense for capitalized software was $22.2, $25.4 and $16.3 for the fiscal years ended May 31, 2020, 2019 and 2018, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives.

Leases
The Company adopted ASU No. 2016-02, “Leases (Topic 842),” as of the beginning of the first quarter of fiscal 2020. Refer to "New Accounting Pronouncements" section below, specifically Current Fiscal Year Adoptions for further details.

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

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company's use by the lessor. The Company's assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the Consolidated Statements of Operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company's Consolidated Balance Sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use ("ROU") asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as it elects to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from ROU assets associated with operating leases and are included within Property, plant and equipment, net on the Company's Consolidated Balance Sheet. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the associated lease.

For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term, and are not recognized on the Company's Consolidated Balance Sheet. Variable lease costs for both operating and finance leases, if any, are recognized as incurred.

Sublease rental income is recognized on a straight-line basis over the duration of each lease term. To the extent expected sublease income is less than expected rental payments, the Company recognizes a loss on the difference between the present value of the minimum lease payments under each lease. Lease payments received are presented as a reduction to rent expense in Selling, general and administrative expenses.

Prepublication costs
Prepublication costs are incurred in all of the Company’s reportable segments. Prepublication costs include costs incurred to create and develop the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media. Prepublication costs are amortized on a straight-line basis over a two-to-five-year period based on expected future revenues. The Company regularly reviews the recoverability of these capitalized costs based on expected future cash flows.

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

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors with royalty advances and it tracks each advance earned with respect to the sale of the related publication. The royalties earned are applied first against the remaining unearned portion of the advance. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recoveries through earndowns. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. The reserve for royalty advances was $109.5 and $102.9 as of May 31, 2020 and 2019, respectively.

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

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment. The Company elects to recognize the tax on Global Intangible Low-Taxed Income (GILTI) earned by foreign subsidiaries as a period expense in the period the tax is incurred.

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

Pension obligations – Scholastic Corporation's UK subsidiary has a defined benefit pension plan covering the majority of its employees who meet certain eligibility requirements. The Company’s pension plan and other postretirement benefits are accounted for using actuarial valuations.

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

Advertising costs
Advertising costs are expensed by the Company as incurred. Total advertising expense was $85.2, $106.8 and $110.0 for the twelve months ended May 31, 2020, 2019 and 2018, respectively.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates, in order to derive the Company’s best estimate of awards ultimately expected to vest. In determining the estimated forfeiture rates for stock-based awards, the Company annually conducts an assessment of the actual number of equity awards that have been forfeited previously. When estimating expected forfeitures, the Company considers factors such as the type of award, the employee class and historical experience. The estimate of stock-based awards that will ultimately be forfeited requires significant judgment and, to the extent that actual results or updated estimates differ from current estimates, such amounts will be recognized as a cumulative adjustment in the period such estimates are revised.

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2020, 2019 and 2018 and the significant weighted average assumptions used in determining such fair value under the Black-Scholes option-pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2020	2019	2018
Estimated fair value of stock options granted	$6.99	$11.97	$10.45
Assumptions:
Expected dividend yield	1.9%	1.4%	1.5%
Expected stock price volatility	27.4%	28.4%	29.8%
Risk-free interest rate	1.3%	3.0%	2.1%
Average expected life of options	5 years	6 years	6 years

New Accounting Pronouncements

Current Fiscal Year Adoptions:

ASU No. 2016-02, ASU No. 2018-10, ASU No. 2018-11 and ASU No. 2019-01
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in ASC Topic 840, Leases. The amendments in this ASU require lessees to account for leases as either finance leases or operating leases and generally require all leases to be recorded on the balance sheet, through the recognition of right-of-use (ROU) assets and corresponding lease liabilities. The lease liability should be measured at the present value of the lease payments over the lease term. The ROU asset should be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs (e.g., commissions). The guidance also requires specific qualitative and quantitative disclosures about leasing activities. In addition, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings.

The Company adopted ASU No. 2016-02 as of the beginning of the first quarter of fiscal 2020 using the modified retrospective approach with no restatement of prior year amounts. In connection with the adoption of this standard, the Company applied the package of practical expedients intended to ease transition for existing leases by not requiring the Company to reassess: 1) its initial lease classification conclusions for existing or expired leases; 2) whether an existing or expired contract is a lease or contains an embedded lease; 3) the capitalization of initial direct costs for existing or expired leases. Upon adoption of ASU No. 2016-02, the Company recognized initial ROU assets and lease liabilities consistent with the range previously disclosed in the Company's Annual Report on Form 10-K for the year ended May 31, 2019 with no adjustment to retained earnings. Refer to the above section "Summary of Significant Accounting Policies" and Note 9, Leases, for further discussion of the Company's lease accounting policy and related disclosures.

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

The Company adopted ASU No. 2018-15 as of the beginning of the first quarter of fiscal 2020 using the prospective approach. In fiscal year 2020, the Company capitalized approximately $11.9 of cloud computing costs which have not yet been placed into service. This amount is included within Other assets and deferred charges on the Company's Consolidated Balance Sheets and within the operating section of the Company's Consolidated Statements of Cash Flows.

ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by U.S. GAAP. The Company adopted ASU No. 2018-02 as of the beginning of the first quarter of fiscal 2020, which resulted in no impact on the Company's Consolidated Financial Statements.

Forthcoming Adoptions:

ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13, which was further updated and clarified by the FASB through the issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset's lifetime based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability. This "expected loss" model may result in earlier recognition of credit losses than the current "as incurred" model, under which losses are recognized only upon an occurrence of an event that gives rise to the incurrence of a probable loss.

The ASU will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2017-04
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test (comparison of implied fair value of goodwill with the carrying amount of that goodwill for a reporting unit). Instead, an entity should measure its goodwill impairment by the amount the carrying value exceeds the fair value of a reporting unit.

The ASU will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that ASU 2017-04 will have on its consolidated financial position, results of operations and cash flows.

ASU No. 2019-12
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The updates in this guidance remove the following exceptions: 1. Exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); 2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; 3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; 4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance also simplifies the accounting for income taxes by: 1. Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; 2. Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; 3. Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; 4. Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The guidance further provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction.

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

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s revenues disaggregated by region and channel during the year ended May 31:

	2020	2019	2018
Book Clubs	$156.8	$212.4	$224.3
Book Fairs	383.8	499.6	513.6
Trade	306.8	275.4	232.3
Total Children's Book Publishing & Distribution	$847.4	$987.4	$970.2

Education	$287.1	$297.3	$288.6

Major Markets(1)	256.6	257.9	258.3
Other Markets(2)	96.0	111.3	111.3
Total International	$352.6	$369.2	$369.6
Total Revenues	$1,487.1	$1,653.9	$1,628.4
(1) - Includes Canada, UK, Australia and New Zealand.
(2) - Primarily includes markets in Asia.

Estimated Returns

A liability for expected returns of $43.5 and $34.5 was recorded within Other accrued expenses on the Company's Consolidated Balance Sheets as of May 31, 2020 and 2019, respectively. In addition, a return asset of $2.7 and $1.6 was recorded within Prepaid expenses and other current assets as of May 31, 2020 and 2019, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The amount of revenue recognized during the years ended May 31, 2020 and 2019 included within the opening Deferred revenue balance was $121.8 and $107.2, respectively.

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

The following table sets forth information for the Company’s segments for the three fiscal years ended May 31:

	Children's Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
2020
Revenues	$875.4	$287.3	$—	$1,162.7	$324.4	$1,487.1
Bad debts	5.8	2.5	—	8.3	7.3	15.6
Depreciation and amortization(2)	26.5	13.0	43.4	82.9	7.3	90.2
Asset impairments and write downs	—	—	40.0	40.0	0.6	40.6
Segment operating income (loss)	23.6	29.9	(135.5)	(82.0)	(6.5)	(88.5)
Segment assets at May 31, 2020	523.7	223.4	1,012.7	1,759.8	273.8	2,033.6
Goodwill at May 31, 2020	46.9	68.1	—	115.0	9.9	124.9
Expenditures for other non-current assets(3)	49.5	20.1	49.0	118.6	22.0	140.6
Other non-current assets at May 31, 2020(3)	169.6	123.8	499.8	793.2	74.6	867.8
2019
Revenues	$990.3	$297.4	$—	$1,287.7	$366.2	$1,653.9
Bad debts	3.8	1.4	—	5.2	1.8	7.0
Depreciation and amortization(2)	23.7	9.5	41.7	74.9	6.8	81.7
Asset impairments and write downs	—	—	0.9	0.9	—	0.9
Segment operating income (loss)	82.9	30.6	(102.3)	11.2	13.8	25.0
Segment assets at May 31, 2019	523.4	214.7	887.6	1,625.7	252.8	1,878.5
Goodwill at May 31, 2019	47.0	68.2	—	115.2	10.0	125.2
Expenditures for other non-current assets(3)	71.4	22.6	77.6	171.6	13.5	185.1
Other non-current assets at May 31, 2019(3)	175.0	116.3	507.7	799.0	65.3	864.3
2018
Revenues	$970.2	$288.6	$—	$1,258.8	$369.6	$1,628.4
Bad debts	4.4	1.4	—	5.8	3.7	9.5
Depreciation and amortization(2)	23.3	7.4	29.1	59.8	6.2	66.0
Asset impairments and write downs	0.2	—	11.0	11.2	—	11.2
Segment operating income (loss)	105.8	33.9	(101.8)	37.9	17.7	55.6
Segment assets at May 31, 2018	434.8	202.4	927.9	1,565.1	260.3	1,825.4
Goodwill at May 31, 2018	40.9	68.3	—	109.2	10.0	119.2
Expenditures for other non-current assets(3)	58.6	19.2	104.5	182.3	15.3	197.6
Other non-current assets at May 31, 2018(3)	151.2	101.8	492.7	745.7	74.3	820.0

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

(3)
Other non-current assets include property, plant and equipment, prepublication assets, production assets, cloud computing costs, royalty advances, goodwill, intangible assets and investments. Expenditures for other non-current assets for the International reportable segment include expenditures for long-lived assets of $17.3, $8.2 and $10.0 for the fiscal years ended May 31, 2020, 2019 and 2018, respectively. Other non-current assets for the International reportable segment include long-lived assets of $43.8, $35.9 and $36.8 at May 31, 2020, 2019 and 2018, respectively.

4. ASSET WRITE DOWN

During the third quarter, the Company implemented new systems, processes and a centralized management structure to better coordinate demand planning and procurement activity across North America, and to optimize inventory utilization and management. As a result of the foregoing, the Company determined that substantial quantities of inventory will not be required to meet future profitable demand, and will be donated, liquidated or disposed. Accordingly, a $40.0 non cash write down was recognized in the third quarter of fiscal 2020 for this excess inventory and associated costs. The inventory cost, net of reserves, was $37.6. In addition, $1.6 and $0.8 of author advances and prepublication costs, respectively, were written down as they were directly related to the inventory. The related impact was a loss per basic and diluted share of Class A and Common Stock of $0.84 in the twelve months ended May 31, 2020.

5. DEBT

The following table summarizes the Company's debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2020		2019
Loan Agreement:
Revolving Loan	$200.0	$200.0	$—	$—
Unsecured Lines of Credit (weighted average interest rates of 4.6% and 4.1%, respectively)	7.9	7.9	7.3	7.3
UK long-term debt	10.6	10.6	—	—
Total debt	$218.5	$218.5	$7.3	$7.3
Less: lines of credit and current portion of long-term debt	(7.9)	(7.9)	(7.3)	(7.3)
Total long-term debt	$210.6	$210.6	$—	$—

The fair value of the Company's debt approximates the carrying value for all periods presented.

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2020 for the fiscal years ended May 31:

2021	$7.9
2022	210.6
2023	—
2024	—
2025	—
Thereafter	—
Total debt	$218.5

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

As of May 31, 2020, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At May 31, 2020, the facility fee rate was 0.20%.
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

As of May 31, 2020, the Company had outstanding borrowings of $200.0 under the Loan Agreement. The Company incurred this obligation in the fourth quarter of fiscal 2020 as a precautionary measure due to the uncertainty resulting from the COVID-19 pandemic. While this obligation is not due until the January 5, 2022 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. No borrowings were outstanding under the Loan Agreement as of May 31, 2019.

At May 31, 2020, the Company had open standby letters of credit totaling $4.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $3.9 under the domestic credit lines discussed below. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests and certain limitations on the amount of dividends and other distributions, and at May 31, 2020, the Company was in compliance with these covenants.

UK Loan Agreements

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of a new UK facility. The loan has a maturity date of July 31, 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of May 31, 2020, the Company had $2.5 outstanding on the loan.

On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 to fund the construction of the new UK facility. The loan has a maturity date of July 31, 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of May 31, 2020, the Company had $8.1 outstanding on the loan and no remaining available credit under this facility.

Lines of Credit

As of May 31, 2020, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of May 31, 2020 and May 31, 2019. As of May 31, 2020, availability under these unsecured money market bid rate credit lines totaled $21.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2020, the Company had various local currency credit lines, totaling $25.4, underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $7.9 at May 31, 2020 at a weighted average interest rate of 4.6%, compared to outstanding borrowings of $7.3 at May 31, 2019 at a weighted average interest rate of 4.1%. As of May 31, 2020, amounts available under these facilities totaled $17.5. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

6. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2020 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2021	$16.2	$40.9
2022	5.3	1.7
2023	0.6	1.4
2024	0.0	—
2025	0.0	—
2026 and thereafter	0.1	—
Total commitments	$22.2	$44.0

The Company may be subject to penalties if it fails to meet these minimum print quantities due to changes in the marketplace as a result of COVID-19.

The Company had open standby letters of credit of $4.3 and $5.3 issued under certain credit lines as of May 31, 2020 and 2019, respectively, in support of its insurance programs. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to their expiration.

Contingencies

COVID-19
The COVID-19 pandemic and actions taken, or which may be taken in the future following any easing of current restrictions based on the future course of the pandemic, by governments, businesses and individuals to limit the spread of the virus may continue to have an adverse effect on the Company’s results of operations and financial condition. Refer to Item 1A, Risk Factors, for a detailed discussion regarding the ways that the virus and steps taken to curtail it have impacted or may in the future impact the Company’s businesses and operations.
The Company is not currently aware of any loss contingencies related to the foregoing that would require recognition in the current fiscal year ended May 31, 2020.

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

In fiscal 2020, the Company entered into a settlement agreement, without admission of liability, related to an alleged patent infringement claim and recognized an expense of $1.5. In addition, the Company entered into settlement agreements related to photo copyright infringement cases, recognizing $2.4 in total in fiscal 2020.

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

In fiscal 2019, the Company entered into a settlement with the State of Wisconsin in order to resolve legacy sales and use tax assessments for fiscal years 2003 through 2014. The Company recorded $8.1 of expense in the Overhead segment.

7. INVESTMENTS

Investments are included in Other assets and deferred charges on the Consolidated Balance Sheets. The following table summarizes the Company’s investments for the fiscal years ended May 31:

	2020	2019	Segment
Equity method investments	$25.0	$23.4	International
Other equity investments	6.0	6.0	Children's Book Publishing & Distribution
Total investments	$31.0	$29.4

The Company’s 26.2% equity interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. Equity method income from this investment is reported in the International segment.

In April 2019, the Company acquired an equity investment for $6.0, which provided a 4.6% ownership interest in a financing and production company that makes film, television, and digital programming designed for the youth market. This equity investment does not have a readily determinable fair value and the Company has elected to apply the measurement alternative, and report this investment at cost, less impairment, on the Company's Consolidated Balance Sheets. There have been no impairments or adjustments to the carrying value of this investment.

The Company has other equity investments with a net carrying value of less than $0.1 at May 31, 2020 and May 31, 2019, respectively.

Income from equity investments reported in Selling, general and administrative expenses in the Consolidated Statements of Operations totaled $3.2 for the year ended May 31, 2020, $5.9 for the year ended May 31, 2019 and $4.8 for the year ended May 31, 2018.

8. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2020	2019
Land	$82.5	$79.1
Buildings	246.7	239.1
Capitalized software	189.5	158.9
Furniture, fixtures and equipment	217.0	213.4
Building and leasehold improvements	212.2	211.0
Construction in progress	49.0	46.8
Total at cost	$996.9	$948.3
Less: Accumulated depreciation and amortization	(420.0)	(370.6)
Property, plant and equipment, net	$576.9	$577.7

Depreciation and amortization expense related to property, plant, and equipment was $60.5, $56.2 and $41.8 for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

In fiscal 2020, the Company recognized a pretax impairment charge of $0.6 related to an outdated technology platform in Canada. In fiscal 2019, the Company recognized pretax impairment charges of $0.9 related to the abandonment of legacy building improvements. In fiscal 2018 the Company recognized pretax impairment charges of $11.0 related to the abandonment of legacy building improvements and an impairment of $0.2 related to book fairs trucks.

Assets Held For Sale

The Company committed to a plan to sell the company-owned facility located in Danbury, Connecticut to relocate the book fairs warehousing and distribution operations conducted in Danbury to a warehouse in Allentown, Pennsylvania. This asset is included in the Overhead segment. The Company also committed to a plan to sell the UK distribution centers located in Witney and Southam to consolidate the operations into a new facility in Warwickshire which is currently under construction. These assets are included in the International segment. The Company expects the sale of these facilities to be completed within one year and to recognize a gain on sale. The long-lived assets which consist of land, building, and building improvements are classified as held for sale. These assets are carried at the lower of carrying value or fair value less costs to sell and no additional depreciation is being recognized. As of May 31, 2020, the carrying amounts totaled $8.8.

9. LEASES

The following table summarizes right-of-use assets and lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal year ended May 31, 2020:

	May 31, 2020	Location within Consolidated Balance Sheet
Operating leases	$95.3	Operating lease right-of-use assets, net
Finance leases	10.9	Property, plant and equipment, net
Total lease assets	$106.2

Operating leases :
Current portion	$22.8	Current portion of operating lease liabilities
Non-current portion	75.7	Long-term operating lease liabilities
Total operating lease liabilities	$98.5

Finance leases :
Current portion	$2.1	Other accrued expenses
Non-current portion	9.5	Other noncurrent liabilities
Total finance lease liabilities	$11.6
Total lease liabilities	$110.1

The following table summarizes the activity for the fiscal year ended May 31, 2020:

	Fiscal Year Ended May 31, 2020	Location within Consolidated Statements of Operations

Operating lease expense (1)	$28.6	Selling, general and administrative expenses
Finance lease costs :
Depreciation of leased assets	2.1	Depreciation and amortization
Accretion of lease liabilities	0.4	Interest expense
Total lease expense	$31.1

(1) The Company elected to account for rent concessions negotiated in connection with COVID-19 as if they were contemplated as part of the existing contract. Under this accounting model, the Company continued to recognize lease expense as the lessee and rental income as the lessor. There is an immaterial impact from these concessions for the fiscal year ended May 31, 2020. COVID-19 may cause changes in the market that could impact future lease payments.

The following table summarizes certain cash flows information related to the Company's leases for the fiscal year ended May 31, 2020:

Fiscal Year Ended May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.2
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	2.0

The following table provides a maturity analysis summary of the Company's lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal year ended May 31, 2020:

	Operating Leases	Finance Leases
Fiscal 2021	$26.8	$2.5
Fiscal 2022	25.3	2.4
Fiscal 2023	19.4	2.3
Fiscal 2024	11.8	2.1
Fiscal 2025	7.6	1.3
Fiscal 2026 and thereafter	24.8	2.4
Total lease payments	$115.7	$13.0
Less: interest	(17.2)	(1.4)
Total lease liabilities	$98.5	$11.6

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's leases recorded on the Company's Consolidated Balance Sheet for the fiscal year ended May 31, 2020:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	5.8	5.9
Weighted-average discount rate	4.7%	3.8%

10. GOODWILL AND OTHER INTANGIBLES

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2020	2019
Gross beginning balance	$164.8	$158.8
Accumulated impairment	(39.6)	(39.6)
Beginning balance	$125.2	$119.2
Additions	—	6.3
Foreign currency translation	(0.3)	(0.3)
Other	—	—
Ending balance	$124.9	$125.2

There were no impairment charges related to Goodwill in any of the periods presented. As of May 31, 2020, $66.7 of Goodwill is attributable to a reporting unit whose fair value reasonably exceeds carrying value. This reporting unit is associated with the Education segment. If there is a continued adverse impact on the school-based market related to the COVID-19 pandemic, the Company will need to reassess the Goodwill related to this reporting unit for impairment, as well as other related assets including prepublication costs.

In fiscal 2019, the Company completed the purchase of a majority-ownership position in MBI, a UK-based children's book publishing business, resulting in the recognition of $6.3 of Goodwill. See Note 11, "Acquisitions," for more information.

The following table summarizes Other intangibles for the fiscal years ended May 31:

	2020	2019
Other intangibles subject to amortization - beginning balance	$12.2	$10.1
Additions	1.6	4.5
Other	—	0.6
Amortization expense	(3.2)	(2.8)
Foreign currency translation	(0.1)	(0.2)
Total other intangibles subject to amortization, net of accumulated amortization of $30.1 and $26.9, respectively	$10.5	$12.2

Total other intangibles not subject to amortization	2.1	2.1
Total other intangibles	$12.6	$14.3

In fiscal 2020, the Company purchased a U.S.-based book fair business resulting in $1.6 of amortizable intangible assets. In fiscal 2019, the Company completed the purchase of a majority interest in a UK-based children's book publishing business, which resulted in $3.9 of amortizable intangible assets. In fiscal 2019, the Company also purchased a U.S.-based book fair business resulting in $0.3 of amortizable intangible assets and a UK-based book clubs business resulting in $0.3 of amortizable intangible assets.

Amortization expense for Other intangibles totaled $3.2, $2.8 and $2.1 for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

The following table reflects the estimated amortization expense for intangibles for future fiscal years ending May 31:

2021	$2.2
2022	2.1
2023	1.9
2024	1.6
2025	1.3
Thereafter	1.4

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 5.7 years.

11. ACQUISITIONS

Fiscal 2020

In fiscal 2020, the Company acquired a U.S.-based book fair business resulting in the recognition of $1.6 of amortizable intangible assets. The results of operations of this business subsequent to the acquisition are included in the Children's Book Publishing and Distribution segment.

Fiscal 2019

Make Believe Ideas Limited Acquisition
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
The founder and chief executive officer of MBI retains a 5.0% noncontrolling ownership interest in MBI. The Company fully consolidated MBI as of the acquisition date, and the 5.0% noncontrolling interest is classified within stockholder's equity. The results of operations subsequent to the acquisition date are included in the Children's Book Publishing and Distribution segment.
The Company accounted for the acquisition of the additional ownership interest as a business combination under the acquisition method of accounting. The acquisition date fair value of the consideration for the additional 46.5% interest was $4.6, consisting of $7.6 net cash paid and the elimination of a $3.0 pre-acquisition payable owed to MBI by the Company. As part of the business combination, the Company determined that the fair value of 100% of MBI was $22.3. Estimated fair values were assigned to the assets and liabilities acquired, including inventory, receivables, payables and a trade name. The Company utilized internally-developed discounted cash flow forecasts to determine the estimated fair value of the trade name of $3.9 and has therefore classified this as a Level 3 fair value measurement. As a result of this acquisition, $6.3 of goodwill was assigned to the Company’s Children's Book Publishing and Distribution segment, which is not deductible for tax purposes.
Other Acquisitions
In fiscal 2019, the Company purchased a U.S.-based book fair business and a UK-based book clubs business resulting in $0.6 of amortizable intangible assets. The results of operations of these businesses subsequent to the acquisitions were included in the Children's Book Publishing and Distribution and International segments, respectively.
The transactions in fiscal 2020 and 2019 were not determined to be material individually, or in the aggregate, to the Company's results and, therefore, pro forma financial information is not presented.
12. TAXES

The components of Earnings (loss) before income taxes for the fiscal years ended May 31 were:

	2020	2019	2018
United States	$(92.5)	$8.7	$(18.4)
Non-United States	2.8	17.3	16.9
Total	$(89.7)	$26.0	$(1.5)

The provision for income taxes for the fiscal years ended May 31 consisted of the following components:

	2020	2019	2018
Current
Federal	$(72.2)	$(0.2)	$(3.6)
State and local	(1.2)	4.8	0.7
Non-United States	2.1	2.8	4.9
Total Current	$(71.3)	$7.4	$2.0

Deferred
Federal	$27.3	$1.1	$5.0
State and local	(0.9)	3.1	(3.5)
Non-United States	(1.1)	(1.2)	—
Total Deferred	$25.3	$3.0	$1.5

Total Current and Deferred	$(46.0)	$10.4	$3.5

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on Earnings (loss) before income taxes for the fiscal years ended May 31 was as follows:

	2020	2019	2018
Computed federal statutory provision	21.0%	21.0%	29.2%
State income tax provision, net of federal income tax benefit	2.0	25.7	37.1
Difference in effective tax rates on earnings of foreign subsidiaries	1.8	2.3	(1.3)
Rate differential on net operating loss carrybacks	34.2	—	—
GILTI inclusion	(2.4)	3.4	—
Charitable contributions	0.1	(0.6)	28.6
Tax credits	0.8	(3.1)	42.8
Valuation allowances	(1.1)	2.3	68.1
Uncertain positions	(2.3)	(6.3)	110.3
Remeasurement of deferred tax balances	—	—	(371.3)
Permanent differences	(1.1)	0.1	(177.6)
Other	(1.7)	(4.8)	0.8
Effective tax rates	51.3%	40.0%	(233.3)%
Total provision (benefit) for income taxes	$(46.0)	$10.4	$3.5

Tax Legislation Updates

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% and imposed a new minimum tax on Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries.

Effective Tax Rate

The effective tax rate for the fiscal year ended May 31, 2020 was impacted by the loss before income taxes of $89.7, which reflected lower operating results as a result of the COVID-19 pandemic. In addition, the Company expects to carry back net operating losses generated in the U.S. to previous periods which were taxed at the higher 35% federal corporate tax rate.

The effective tax rate for the fiscal year ended May 31, 2019 was impacted by a reduction in the federal statutory rate under the Tax Cuts and Jobs Act, as the new rate was applicable to the entire current fiscal year period. The Company's income tax expense for the fiscal period included $0.9 of expense related to GILTI, partially offset by applicable deductions and foreign tax credits. The Company's state income tax expense was primarily impacted by variations in state earnings and corresponding state net operating carryforwards.

The effective tax rate for the fiscal year ended May 31, 2018 was impacted by the loss before income taxes of $1.5, which included a pre-tax change of $57.3 related to the settlement of the Company's domestic defined benefit pension plan. The effective tax rate was also impacted by a reduction in the federal statutory rate under the Tax Cuts and Jobs Act, for a portion of the prior fiscal year period, and the re-measurement of the Company's U.S. deferred tax balances, resulting in $5.7 of additional tax provision.

Unremitted Earnings

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. The Company is permanently reinvested in certain foreign subsidiaries representing a portion of the Company's investments in foreign subsidiaries. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment. As of May 31, 2020, there have been no adjustments to the income tax provision related to unremitted earnings.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31 were as follows:

	2020	2019
Deferred tax assets:
Tax uniform capitalization	$10.4	$12.8
Prepublication expenses	0.8	1.2
Inventory reserves	10.3	15.1
Allowance for doubtful accounts	2.9	1.9
Deferred revenue	—	23.5
Other reserves	18.0	17.2
Postretirement, post employment and pension obligations	5.3	6.0
Tax carryforwards	51.1	31.8
Lease Liabilities	25.2	—
Other	11.9	13.7
Gross deferred tax assets	$135.9	$123.2
Valuation allowance	(31.3)	(25.7)
Total deferred tax assets	$104.6	$97.5
Deferred tax liabilities:
Depreciation and amortization	(65.8)	(60.3)
Lease Right of Use Assets	(24.4)	—
Prepaid expenses	(0.2)	(0.2)
Other	(1.9)	—
Total deferred tax liability	$(92.3)	$(60.5)
Total net deferred tax assets	$12.3	$37.0

The total net deferred tax assets include deferred tax liabilities of $6.3 which are included in Other noncurrent liabilities on the Company's Consolidated Balance Sheet and deferred tax assets of $18.6 as of May 31, 2020.

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, duration of statutory carryforward periods, tax planning strategies and historical experience. For the fiscal year ended May 31, 2020, the valuation allowance increased by $5.6 and there were no valuation allowance releases. For the fiscal year ended May 31, 2019, the valuation allowance increased by $0.6, driven by increases to the valuation allowance of $3.9, partially offset by $3.3 of valuation allowance releases and other items. For the fiscal year ended May 31, 2020, the Company has tax effected state and foreign net operating loss carryforwards of $15.4 and $28.1, respectively. Certain state net operating loss carryforwards, if not utilized, expire at various times, primarily between fiscal year 2021 and fiscal year 2040. Certain foreign net operating loss carryforwards, if not utilized, also expire at various times. Approximately half of the foreign net operating loss carryforwards expire between fiscal year 2021 and fiscal year 2040 and the remaining carryforwards do not have an expiration date.

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

The total amount of unrecognized tax benefits at May 31, 2020, 2019, and 2018 were $10.2, excluding $2.2 accrued for interest and penalties, $9.0, excluding $1.4 accrued for interest and penalties, and $10.1, excluding $1.8 accrued for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2020, 2019, and 2018, $10.2, $9.0 and $10.1, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized an expense of $0.8, a benefit of $0.4, and an expense of $0.1 for the years ended May 31, 2020, 2019, and 2018, respectively.

The table below presents a reconciliation of the unrecognized tax benefits for the fiscal years indicated:

Gross unrecognized benefits at May 31, 2017	$14.1
Decreases related to prior year tax positions	(2.6)
Increase related to prior year tax positions	0.4
Increases related to current year tax positions	0.5
Settlements during the period	(1.9)
Lapse of statute of limitation	(0.4)
Gross unrecognized benefits at May 31, 2018	$10.1
Decreases related to prior year tax positions	(1.1)
Increase related to prior year tax positions	0.2
Increases related to current year tax positions	0.7
Settlements during the period	(0.2)
Lapse of statute of limitation	(0.7)
Gross unrecognized benefits at May 31, 2019	$9.0
Decreases related to prior year tax positions	(0.2)
Increase related to prior year tax positions	1.8
Increases related to current year tax positions	0.1
Settlements during the period	(0.2)
Lapse of statute of limitation	(0.3)
Gross unrecognized benefits at May 31, 2020	$10.2

Unrecognized tax benefits for the Company increased by $1.2 for the year ended May 31, 2020 and decreased by $1.1 for the year ended May 31, 2019. Although the timing of the resolution and/or closure of audits is uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

Income Tax Returns

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities and the fiscal 2015 through fiscal 2019 tax years remain open. The Company has been notified by the IRS that there will be an examination of the income tax return for fiscal 2015, however the audit has not yet started as of May 31, 2020. In fiscal 2020, there were settlements of audits with taxing authorities, none of which were considered material to the provision for income taxes.

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

13. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2020:

	Class A Stock	Common Stock	Preferred Stock
Authorized	4,000,000	70,000,000	2,000,000
Reserved for Issuance	—	8,409,143	—
Outstanding	1,656,200	32,529,874	—

The only voting rights vested in the holders of Common Stock, except as required by law, are the election of such number of directors as shall equal at least one-fifth of the members of the Board. The Class A Stockholders are entitled to elect all other directors and to vote on all other matters. The Class A Stockholders and the holders of Common Stock are entitled to one vote per share on matters on which they are entitled to vote. The Class A Stockholders have the right, at their option, to convert shares of Class A Stock into shares of Common Stock on a share-for-share basis. With the exception of voting rights and conversion rights, and as to any rights of holders of Preferred Stock if issued, the Class A Stock and the Common Stock are equal in rank and are entitled on the same basis to dividends and distributions when or if declared by the Board.

The Company issues shares of Common Stock from its Treasury stock to meet its share-based payment requirements, net of shares required to be withheld to cover the recipient's tax obligations.

Preferred Stock

The Company's Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board before each issuance. To date, no shares of Preferred Stock have been issued.

Stock-based awards

At May 31, 2020, the Company maintained four stockholder-approved stock-based compensation plans with regard to the Common Stock:

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

The 2011 Plan was approved by the Class A Stockholders in September 2011 and provides for the issuance of certain equity awards, including non-qualified stock options, time-vested restricted stock units, performance-based restricted stock units, all of which have been issued by the Company to date, and incentive stock options and other equity awards. In September 2014, the Class A Stockholders approved the second amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 Plan by 2,475,000 shares. In September 2018, the Class A Stockholders approved the third amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 Plan by 2,540,000 shares, for a total of 7,115,000 shares available for issuance under the 2011 Plan.

The Company’s stock-based awards vest over periods not to exceed four years and the Company's equity plans permit the acceleration of vesting upon retirement for certain eligible employees, as well as for certain other events.

At May 31, 2020, non-qualified stock options to purchase 99,212 shares and 2,749,287 shares of Common Stock were outstanding under the 2001 Plan and the 2011 Plan, respectively. During fiscal 2020, 101,266 options were granted under the 2011 Plan at a weighted average exercise price of $30.38.

At May 31, 2020, 2,803,519 shares of Common Stock were available for issuance under the 2011 Plan.

In September 2007, the Class A Stockholders approved the 2007 Outside Directors Plan. From September 2007 through September 2011, the 2007 Directors Plan provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In September 2012, the Class A Stockholders approved an amendment and restatement to the 2007 Outside Directors Stock Incentive Plan (the “Amended 2007 Directors Plan”), which provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. The total amount, as well as the relative percentage of stock options and restricted stock units, were to be determined annually by the Board (or committee designated by the Board) in advance of the grant date. The value of the stock option was determined based on the Black-Scholes option pricing method, with the exercise price being the fair market value of the Common Stock on the grant date, and the value of the restricted stock unit portion is the fair market value of the Common Stock on the grant date. In December 2015, the Board approved amendment number 2 to the Amended 2007 Directors Plan to provide that a non-employee director elected between annual meetings of stockholders would receive a grant at the time of such election equal to a pro rata portion of the most recent annual grant of stock options and restricted stock units, based on the number of regular Board meetings remaining to be held for the annual period during which such election occurred.

In September 2017, the Class A Stockholders approved the 2017 Directors Plan which has 400,000 shares of Common Stock reserved for issuance and provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. The total dollar amount, as well as the relative percentage of stock options and restricted stock units, is determined annually by the Board (or Committee designated by the Board) in advance of the grant date. In July 2019, the Board approved the fiscal 2020 grant to each non-employee director, on the date of the 2019 annual meeting of stockholders, of stock options and restricted stock units having a combined value, as determined by the Board, of ninety thousand dollars ($90,000), (based on the fair market value on the date of grant), with 60% of such award to be awarded as restricted stock units and 40% of such award to be awarded as stock options, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of stockholders following the date of grant.

On September 18, 2019, an aggregate of 24,297 options at an exercise price of $39.33 per share and 9,604 restricted stock units were granted to the non-employee directors under the 2017 Directors Plan, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of Stockholders following the date of grant. As of May 31, 2020, non-qualified stock options to purchase 92,394 shares and 62,088 shares were outstanding under the 2007 Plan and the 2017 Plan, respectively.

Stock Options - Generally, stock options granted under the Company's equity plans may not be exercised for a minimum of one year after the date of grant and expire ten years after the date of grant. The intrinsic value of certain stock options is tax deductible by the Company upon exercise, if compliant with current tax law. The Company amortizes the fair value of stock options as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment for certain retirement-eligible employees, as well as in certain other events.

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Company's equity plans for the fiscal years ended May 31:

	2020	2019	2018
Total intrinsic value of stock options exercised	$0.2	$2.1	$5.0
Total stock-based compensation cost (pretax)	3.8	8.3	10.7
Tax benefits (shortfalls) related to stock-based compensation cost	(0.5)	0.5	(0.2)
Weighted average grant date fair value per option	$6.99	$11.97	$10.45

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2020, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $1.5. The weighted average period over which this compensation cost is expected to be recognized is 2.1 years.

The following table sets forth the stock option activity under the Company's equity plans for the fiscal year ended May 31, 2020:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2019	2,942,129	$36.62
Additional grants (1)	2,306	42.96
Granted	125,563	32.12
Exercised	(26,326)	30.56
Expired, canceled and forfeited	(40,691)	40.72
Outstanding at May 31, 2020	3,002,981	$36.43	5.5	$1.2
Exercisable at May 31, 2020	2,215,823	$35.46	4.6	$1.1

(1) Reflects an adjustment made to the September 2018 grants.

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and senior management under the 2011 Plan. The restricted stock units convert to shares of Common Stock on a one-for-one basis upon vesting, which for time-vested restricted stock units is typically in four equal annual installments beginning with the first anniversary of the date of grant, with the exception of 11,316 restricted stock units granted in fiscal 2020 that vest over a three year period. Additionally, the Company has accrued for the issuance of performance-based restricted stock units to two members of senior management under discrete incentive plans. There were 43,248 shares of Common Stock issued upon the vesting of restricted stock units during fiscal 2020. The Company measures the value of restricted stock units at fair value based on the number of units granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding restricted stock units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the restricted stock unit award activity for the fiscal years ended May 31:

	2020	2019	2018
Granted	34,632	82,044	68,089
Weighted average grant date price per unit	$32.56	$42.86	$38.97

As of May 31, 2020, the total pretax compensation cost not yet recognized by the Company with regard to unvested restricted stock units was $1.5. The weighted average period over which this compensation cost is expected to be recognized is 2.4 years.

Management Stock Purchase Plan - The Company maintains the Scholastic Corporation Management Stock Purchase Plan (the “MSPP”), which permits certain members of senior management to defer up to 100% of his or her annual cash bonus payments in the form of restricted stock units (the "MSPP RSUs”) which are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ on any day during the fiscal quarter in which such bonuses are awarded. The MSPP RSUs are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period, which must be a minimum of three years. The Company measures the value of MSPP RSUs based on the number of awards granted and the price of the underlying Common Stock on the grant date, giving effect to the 25% discount. The Company amortizes this discount as stock-based compensation expense over the vesting term on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the MSPP RSUs activity for the fiscal years ended May 31:

	2020	2019	2018
MSPP RSUs allocated	3,843	17,239	73,965
Purchase price per unit	$24.36	$30.48	$28.76

At May 31, 2020, there were 283,017 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2020, the total pretax compensation cost not yet recognized by the Company with regard to unvested MSPP RSUs was $0.0.

The following table sets forth the restricted stock unit and MSPP RSUs activity for the year ended May 31, 2020:

	Restricted stock units and MSPP RSUs	Weighted Average grant date fair value
Nonvested as of May 31, 2019	287,564	$25.61
Granted	38,475	30.21
Vested	(98,942)	28.36
Forfeited	(664)	34.04
Nonvested as of May 31, 2020	226,433	$25.11

The total fair value of shares vested during the fiscal years ended May 31, 2020, 2019 and 2018 was $2.8, $2.7 and $3.6, respectively.

Employee Stock Purchase Plan - The Company maintains the Scholastic Corporation Employee Stock Purchase Plan (the “ESPP”), which is offered to eligible United States employees. The ESPP permits participating employees to purchase Common Stock, with after-tax payroll deductions, on a quarterly basis at a 15% discount from the closing price of the Common Stock on NASDAQ on the last business day of the calendar quarter. The Company recognizes the discount on the Common Stock issued under the ESPP as stock-based compensation expense in the quarter in which the employees began participating in the ESPP.

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2020	2019	2018
Shares issued	65,714	48,000	50,516
Weighted average purchase price per share	$27.84	$36.25	$33.74

At May 31, 2020, there were 356,239 shares of Common Stock remaining authorized for issuance under the ESPP.

14. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorizations	Amount
July 2015	$50.0
March 2018	50.0
March 2020	50.0
Total current Board authorizations	$150.0
Less repurchases made under the authorizations as of May 31, 2020	$(82.7)
Remaining Board authorization at May 31, 2020	$67.3

Remaining Board authorization at May 31, 2020 represents the amount remaining under the Board authorization for Common share repurchases on March 21, 2018 and the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. During the twelve months ended May 31, 2020, the Company repurchased approximately 1.0 million shares on the open market for approximately $35.5 at an average cost of $34.23 per share. The Company’s repurchase program may be suspended at any time without prior notice.

15. EMPLOYEE BENEFIT PLANS

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

The Company previously had a cash balance retirement plan (the "U.S. Pension Plan") which was terminated in fiscal 2018.

Postretirement Benefits

The Company provides postretirement benefits to eligible retired United States-based employees (the “Postretirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees became eligible for these benefits after completing certain minimum age and service requirements. Effective June 1, 2009, the Company modified the terms of the Postretirement Benefits, effectively excluding a large percentage of employees from the plan. The Company’s postretirement benefit plan has a measurement date of May 31.

In the second quarter of fiscal 2019, the Company made a change in benefits for certain postretirement benefit plan participants. Beginning January 1, 2019, the plan established Health Reimbursement Accounts (HRAs) to provide certain participants with additional flexibility to choose healthcare options based on individual needs. As a result of this change, the Company remeasured its Postretirement Benefit obligation as of November 30, 2018 and recognized a reduction of $2.7 to its benefit obligation and a reduction to its accumulated comprehensive loss of $2.7 in the second quarter of fiscal 2019. The related prior service credit will be amortized as a Component of net periodic benefit (cost) over the average remaining life expectancy of plan participants of approximately 13 years.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the Postretirement Benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2020, 2019 and 2018, the Company recognized a cumulative reduction of its accumulated postretirement benefit obligation of $1.2, $1.5 and $2.3, respectively, due to the Federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the U.S. Pension Plan and the UK Pension Plan (collectively the “Pension Plans”), including the Postretirement Benefits, at May 31:

	U.S. Pension Plan			UK Pension Plan			Postretirement Benefits
	2020 *	2019 *	2018	2020	2019	2018	2020	2019	2018
Weighted average assumptions used to determine benefit obligations:
Discount rate	*	*	—%	1.7%	2.3%	2.6%	2.7%	3.6%	4.0%
Rate of compensation increase	*	*	—	3.6%	4.1%	3.9%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate (1)	*	*	2.3%	2.4%	2.4%	2.5%	3.2%	3.7%	3.7%
Expected short-term return on plan assets (2)	*	*	4.8%	—	—	—	—	—	—
Expected long-term return on plan assets	*	*	—	3.1%	3.4%	3.4%	—	—	—
Rate of compensation increase	*	*	—	4.1%	3.9%	4.1%	—	—	—

* The U.S. Pension Plan was terminated in fiscal 2018.
(1) The fiscal 2018 U.S. Pension Plan discount rate is for the period of June 1, 2017 through the plan settlement date.
(2) The fiscal 2018 U.S. Pension Plan expected short-term return on plan assets is for the period of June 1, 2017 through the plan settlement date.

To develop the expected long-term rate of return on plan assets assumption for the UK Pension Plan, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return on plan assets of 3.1% for the UK Pension Plan. In fiscal 2018, the U.S. Pension Plan utilized a short-term rate of return assumption of 4.8% due to the U.S. Pension Plan termination for the period June 1, 2017 through the plan settlement date.

The following table sets forth the change in benefit obligation for the UK Pension Plan and Postretirement Benefits at May 31:

	UK Pension Plan		Postretirement Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$40.9	$40.0	$23.4	$26.8
Service cost	—	—	—	0.0
Interest cost	0.9	0.9	0.6	0.8
Plan participants’ contributions	—	—	0.2	0.4
Actuarial losses (gains)	2.4	3.1	(1.3)	0.1
Foreign currency translation	(1.1)	(2.0)	—	—
Plan amendments	—	0.1	—	(2.7)
Benefits paid, including expenses	(1.4)	(1.2)	(2.1)	(2.0)
Benefit obligation at end of year	$41.7	$40.9	$20.8	$23.4

The following table sets forth the change in plan assets for the UK Pension Plan at May 31:

	UK Pension Plan
	2020	2019
Change in plan assets:
Fair value of plan assets at beginning of year	$31.8	$30.8
Actual return on plan assets	6.0	2.8
Employer contributions	1.1	1.0
Benefits paid, including expenses	(1.4)	(1.2)
Foreign currency translation	(0.9)	(1.6)
Fair value of plan assets at end of year	$36.6	$31.8

The following table sets forth the net funded status of the UK Pension Plan and Postretirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	UK Pension Plan		Postretirement Benefits
	2020	2019	2020	2019
Current liabilities	$—	$—	$(1.5)	$(1.8)
Non-current liabilities	(5.1)	(9.1)	(19.3)	(21.6)
Net funded balance	$(5.1)	$(9.1)	$(20.8)	$(23.4)

The following amounts were recognized in Accumulated other comprehensive income (loss) for the UK Pension Plan and Postretirement Benefits on the Company’s Consolidated Balance Sheets at May 31:

	2020			2019
	UK Pension Plan	Post - Retirement Benefits	Total	UK Pension Plan	Post - Retirement Benefits	Total
Net actuarial gain (loss)	$(9.6)	$1.3	$(8.3)	$(13.0)	$0.5	$(12.5)
Amount recognized in Accumulated comprehensive income (loss) before tax	(9.6)	1.2	(8.4)	(13.0)	0.0	(13.0)

The estimated net loss for the UK Pension Plan that will be amortized from Accumulated other comprehensive loss into net periodic benefit (cost) over the fiscal year ending May 31, 2021 is $0.5.

The Company estimates there will be no net gain or loss for the Postretirement Benefits amortized from Accumulated other comprehensive loss into net periodic benefit (cost) for the fiscal year ending May 31, 2021.

Income tax benefit of $0.4, income tax benefit of $0.5 and income tax expense of $20.9 were recognized in Accumulated other comprehensive loss at May 31, 2020, 2019 and 2018, respectively.

The following table sets forth the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets with respect to the UK Pension Plan as of May 31:

	UK Pension Plan
	2020	2019
Projected benefit obligations	$41.7	$40.9
Accumulated benefit obligations	41.4	40.2
Fair value of plan assets	36.6	31.8

The following table sets forth the net periodic benefit (cost) for the Pension Plans and Postretirement Benefits for the fiscal years ended May 31:

	U.S. Pension Plan			UK Pension Plan			Postretirement Benefits
	2020 *	2019 *	2018	2020	2019	2018	2020	2019	2018
Components of net (benefit) cost:
Service cost	*	*	$—	$—	$—	$—	$0.0	$0.0	$0.0
Interest cost	*	*	1.9	0.9	0.9	1.1	0.6	0.8	0.8
Expected return on assets	*	*	(4.1)	(1.0)	(1.0)	(1.0)	—	—	—
Settlement charge	*	*	57.3	—	—	—	—	—	—
Amortization of net actuarial (gain) loss	*	*	0.9	1.0	0.8	1.2	(0.2)	(0.1)	0.1
Net periodic (benefit) cost	$—	$—	$56.0	$0.9	$0.7	$1.3	$0.4	$0.7	$0.9

* The U.S. Pension Plan was terminated in fiscal 2018.

Plan Assets

The Company’s investment policy with regard to the assets in the UK Pension Plan is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the UK Pension Plans by asset category at May 31:

	UK Pension Plan
	2020	2019
Equity securities	28.6%	35.0%
Cash and cash equivalents	2.2%	3.0%
Liability-driven instruments	48.0%	38.0%
Real estate	6.1%	7.0%
Other	15.1%	17.0%
	100.0%	100.0%

The following table sets forth the targeted weighted average asset allocations for the UK Pension Plan included in the Company’s investment policy:

UK Pension Plan
Equity securities	29%
Cash and cash equivalents	2%
Liability-driven instruments and other	63%
Real estate	6%
Total	100%

The fair values of the Company’s Pension Plan assets are measured using Level 1, Level 2 and Level 3 fair value measurements.

The following table sets forth the measurement of the Company’s Pension Plan assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2020
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.8	$—	$—	$0.8
Equity securities:
U.S. (1)	3.7	—	—	3.7
International (2)	6.8	—	—	6.8
Pooled, Common and Collective Funds (3) (4)	—	17.5	—	17.5
Annuities	—	—	5.6	5.6
Real estate (5)	2.2	—	—	2.2
Total	$13.5	$17.5	$5.6	$36.6

	Assets at Fair Value as of May 31, 2019
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.9	$—	$—	$0.9
Equity securities:
U.S. (1)	1.1	—	—	1.1
International (2)	10.0	—	—	10.0
Pooled, Common and Collective Funds (3) (4)	—	12.0	—	12.0
Annuities	—	—	5.5	5.5
Real estate (5)	2.3	—	—	2.3
Total	$14.3	$12.0	$5.5	$31.8

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
(4)    Funds which invest in bond index funds available to certain qualified retirement plans but not traded openly on any public exchanges. There are no restrictions on these investments.
(5)    Represents assets of a non-U.S. entity plan invested in a fund whose underlying investments are comprised of properties. The fund has publicly available quoted market prices and there are no restrictions on these investments.

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $5.6 and $5.5 at May 31, 2020 and May 31, 2019, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2020 and 2019:

Balance at May 31, 2018	$5.7
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2019	0.1
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.3)
Balance at May 31, 2019	$5.5
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2020	0.2
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.1)
Balance at May 31, 2020	$5.6

Contributions

In fiscal 2021, the Company expects to make contributions of $1.0 to the UK Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the UK Pension Plan and the Postretirement Benefits by fiscal year:

	UK Pension Plan	Postretirement
	Pension benefits	Benefit payments	Medicare subsidy receipts
2021	$0.9	$1.7	$0.1
2022	1.1	1.6	0.1
2023	0.9	1.6	0.1
2024	1.3	1.6	0.1
2025	1.5	1.6	0.2
2026 and thereafter	7.4	7.0	0.6

Assumed health care cost trend rates at May 31:

	2020	2019
Health care cost trend rate assumed for the next fiscal year	6.3%	6.5%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2026	2026

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	2020	2019
Total service and interest cost - 1% increase	$0.1	$0.1
Total service and interest cost - 1% decrease	(0.1)	(0.1)
Postretirement benefit obligation - 1% increase	1.9	2.1
Postretirement benefit obligation - 1% decrease	(1.7)	(1.9)

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $6.7, $7.6 and $7.2 for fiscal years 2020, 2019 and 2018, respectively.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the fiscal years ended May 31:

	2020		2019		2018
	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits	Pension Plans	Post - Retirement Benefits
Service cost	$—	$—	$—	$—	$—	$0.0
Net amortization and deferrals	—	(0.2)	—	(0.1)	—	—
Lump sum settlement charge	—	—	—	—	55.0	—
Amortization of net actuarial losses (gains)	1.0	—	0.8	—	2.1	0.1
Tax (benefit) expense	—	0.0	—	0.0	(22.3)	0.0
Amounts reclassified from Accumulated other comprehensive income (loss)	$1.0	$(0.2)	$0.8	$(0.1)	$34.8	$0.1

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

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Foreign currency translation adjustments	Pension Plans	Post - Retirement Benefits	Total
Balance at May 31, 2018 (1)	$(41.9)	$(12.5)	$(1.3)	$(55.7)
Other comprehensive income (loss) before reclassifications	$(5.2)	$(1.4)	$1.9	$(4.7)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$0.8	$(0.1)	$0.7
Other comprehensive income (loss)	(5.2)	(0.6)	1.8	(4.0)
Balance at May 31, 2019 (1)	$(47.1)	$(13.1)	$0.5	$(59.7)
Other comprehensive income (loss) before reclassifications	$(2.9)	$2.5	$1.0	$0.6
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$1.0	$(0.2)	$0.8
Other comprehensive income (loss)	(2.9)	3.5	0.8	1.4
Balance at May 31, 2020 (1)	$(50.0)	$(9.6)	$1.3	$(58.3)

(1) Accumulated other comprehensive income (loss) related to Pension Plans and Postretirement Benefits are reported net of taxes of $0.4, $0.5 and $1.1 at May 31, 2020, 2019, and 2018, respectively.

17. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2020	2019	2018

Net income (loss) attributable to Class A and Common Shares	$(43.8)	$15.5	$(5.0)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.6	35.2	35.0
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	—	0.6	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.6	35.8	35.0

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share	$(1.27)	$0.44	$(0.14)
Diluted earnings (loss) per share	$(1.27)	$0.43	$(0.14)

Net income (loss) attributable to Class A and Common Shares excludes earnings of $0.1 for the fiscal year ended May 31, 2019, for earnings attributable to participating restricted stock units. The Company experienced a loss for the fiscal years ended May 31, 2020 and May 31, 2018 and therefore did not allocate any loss to the participating restricted stock units.

There were 2.5 million of potentially anti-dilutive shares outstanding pursuant to compensation plans as of May 31, 2020.

A portion of the Company’s restricted stock units which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the restricted stock units. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

The following table sets forth Options outstanding pursuant to stock-based compensation plans for the fiscal years ended May 31:

	2020	2019
Options outstanding pursuant to stock-based compensation plans (in millions)	3.0	2.9

As of May 31, 2020, $67.3 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 14, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

18. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at May 31:

	2020	2019

Accrued payroll, payroll taxes and benefits	$38.8	$41.2
Accrued bonus and commissions	12.1	13.7
Accrued other taxes	22.9	29.3
Returns liability	43.5	34.5
Accrued advertising and promotions	9.9	9.6
Other accrued expenses	34.3	36.5
Total accrued expenses	$161.5	$164.8

The table below provides information regarding Accrued severance which is included in Accrued payroll, payroll taxes and benefits on the Company’s Consolidated Balance Sheets at May 31:

	2020	2019
Beginning balance	$5.5	$4.2
Accruals	17.2	10.6
Payments	(17.0)	(9.3)
Ending balance	$5.7	$5.5

The Company implemented cost reduction programs in fiscal 2020 and 2019, recognizing severance expense of $13.1 and $6.5, respectively.

19. DERIVATIVES AND HEDGING

The Company enters into foreign currency derivative contracts to economically hedge the exposure to foreign currency fluctuations associated with the forecasted purchase of inventory, the foreign exchange risk associated with certain receivables denominated in foreign currencies and certain future commitments for foreign expenditures. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses, and it recognizes the unrealized gain or loss in other current assets or other current liabilities. The notional values of the contracts as of May 31, 2020 and 2019 were $23.5 and $30.0, respectively. Net unrealized gains of $0.6 and $0.8 were recognized at May 31, 2020 and May 31, 2019, respectively.

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. For the fair value measurements employed by the Company for goodwill, see Note 10, “Goodwill and Other Intangibles." For the fair value measurements employed by the Company for acquisitions see Note 11, “Acquisitions." The Company employs fair value measurements for certain property, plant and equipment, production assets, investments and prepublication assets and the Company assessed future expected cash flows attributable to these assets.

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2020	Level 1	Level 2	Level 3	May 31, 2020
Author advances	$—	$—	$—	$1.6	$1.6	$—
Prepublication costs	—	—	—	0.8	0.8	—
Property, plant and equipment, net	—	—	—	0.6	0.6	—
Intangible assets	1.5	—	—	1.6	—	1.6

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2019	Level 1	Level 2	Level 3	May 31, 2019
Property, plant and equipment, net	$—	$—	$—	$—	$0.9	$—
Investment acquired	6.0	—	—	6.0	—	6.0
Intangible assets	4.9	—	—	5.1	—	5.1

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to other investments and acquisitions
	May 31, 2018	Level 1	Level 2	Level 3	May 31, 2018
Property, plant and equipment, net	$—	$—	$—	$—	$11.2	$—
Intangible assets	3.1	—	—	3.3	—	3.3

21. SUBSEQUENT EVENTS

On July 22, 2020, the Board of Directors declared a regular cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2021. The dividend is payable on September 15, 2020 to shareholders of record on August 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the Company) as of May 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework),  and our report dated July 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, effective June 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases and associated amendments (Topic 842) using the modified retrospective method.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - allocation of contract transaction price to identified performance obligations
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company identifies two performance obligations within its school-based book fair contracts, which include (i) the fulfillment of book fairs product and (ii) the fulfillment of product upon the redemption of incentive program credits by customers. The Company allocates the transaction price to each performance obligation on a relative standalone selling price. Changes in the allocation of the transaction price could impact the timing of the recognition of revenue.
Considering the nature and volume of school-based book fair transactions, we identified the allocation of the transaction price to the identified performance obligations within school-based book fair contracts as a critical audit matter because the estimation of standalone selling price for the incentive program credits required especially challenging auditor effort and judgment in evaluating the methodology used to establish standalone selling price. Estimating standalone selling price for the incentive program credits utilizes estimates of a standardized value per credit. The standardized value per credit is based on historical experience of issuance and redemption patterns related to the incentive program, adjusted to normalize the data and to align with expectations of future redemptions. Changes in those assumptions can have a material effect on the amount of revenue recognized in the current or future periods.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s allocation of transaction price to the two performance obligations. We tested management’s review controls over the significant assumptions, such as adjustments made to historical experience and redemption patterns, and completeness and accuracy of the data used in the calculation.
To test the allocation of revenue recognized in current and future periods, our audit procedures included, among others, evaluating the methodology used and analyzing the historical experience and redemption patterns, particularly the adjustments made to normalize the data and to align with expectations of future redemptions. We tested the accuracy and completeness of the underlying historical incentive credit program data used in management’s calculation. To test the accuracy and completeness of historical incentive program issuance and redemption data used in the analysis, we agreed the total incentive program activity to the source system and for a sample of transactions performed transactional testing to source documents. We also evaluated the appropriateness of management’s adjustments to historical data by gaining an understanding of the nature of the adjustments, performing a sensitivity analysis and tracing the adjustments to the historical data to source documents.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1938, but we are unable to determine the specific year.

New York, New York

July 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Scholastic Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated July 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

July 27, 2020

Supplementary Financial Information
Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2020
Revenues	$232.6	$597.2	$373.3	$284.0	$1,487.1
Cost of goods sold	137.1	264.3	183.0	166.6	751.0
Net income (loss)	(58.5)	71.1	(43.3)	(13.0)	(43.7)
Net income (loss) attributable to Scholastic Corporation	(58.5)	71.0	(43.3)	(13.0)	(43.8)
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(1.68)	$2.04	$(1.25)	$(0.38)	$(1.27)
Diluted (1)	$(1.68)	$2.02	$(1.25)	$(0.38)	$(1.27)
2019
Revenues	$218.4	$604.7	$360.1	$470.7	$1,653.9
Cost of goods sold	125.3	262.4	176.9	215.3	779.9
Net income (loss)	(61.3)	71.6	(12.6)	17.9	15.6
Net income (loss) attributable to Scholastic Corporation	(61.3)	71.6	(12.6)	17.9	15.6
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(1.75)	$2.03	$(0.36)	$0.51	$0.44
Diluted (1)	$(1.75)	$1.99	$(0.36)	$0.50	$0.43
(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2020, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2020.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2020, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2020 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2020 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2020 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2020 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2020 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 23, 2020 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2020, 2019 and 2018;

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2020, 2019 and 2018;

Consolidated Balance Sheets at May 31, 2020 and 2019;

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2020, 2019 and 2018;

Consolidated Statements of Cash Flows for the years ended May 31, 2020, 2019 and 2018; and

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

4.1	Description of the Company’s securities, as filed herewith.

10.1
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

10.3*	Scholastic Corporation Director’s Deferred Compensation Plan, amended and restated effective as of September 23, 2008 (incorporated by reference to the 2009 10-K).

10.4*
Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors’ Plan”) effective as of September 23, 2008 (incorporated by reference to the 2009 10-K) and the Amended and Restated Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 2, 2013, SEC File No. 000-19860) (“the November 30, 2012 10-Q”), and Amendment No. 1, effective as of May 21, 2013 (incorporated by reference to the Corporation's Annual Report on Form 10-K as filed with the SEC on July 25, 2013, SEC file No. 000-19860 (the "2013 10-K”)), and Amendment No. 2, effective as of December 16, 2015 (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 18, 2015, SEC File No. 000-19860).

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

10.7*
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

10.8*	Form of Non-Qualified Stock Option Agreement under the 2001 Plan (incorporated by reference to the August 31, 2009 10-Q).

10.9*
Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 22, 2011, SEC File No. 000-19860 (the "November 30, 2011 10-Q")). Amendment No. 1 to the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the 2013 10-K), Amendment No. 2 to the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 22, 2014, SEC File No. 000-19860), and Amendment No. 3 to the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 20, 2018, SEC file No. 000-19860).

10.10*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.11*	Form of Stock Option Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.12*
Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on September 21, 2017, SEC file No. 000-19860)(the "August 31, 2017 10-Q").

10.13*	Form of Non-Qualified Stock Option Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the August 31, 2017 10-Q).

10.14*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the August 31, 2017 10-Q).

10.15*
Severance Arrangement, dated January 27, 2014, between the Corporation and Satbir Bedi (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on September 20, 2019, SEC file No. 000-19860).

10.16*
Offer of employment letter, effective November 18, 2019, between the Corporation and Sasha Quinton (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 20, 2019, SEC file No. 000-19860).

21	Subsidiaries of the Corporation, as of May 31, 2020.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16 | Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 27, 2020	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Richard Robinson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	July 27, 2020
Richard Robinson

/s/ Kenneth J. Cleary	Chief Financial Officer (principal financial officer)	July 27, 2020
Kenneth J. Cleary

/s/ Paul Hukkanen	Vice President and Chief Accounting Officer (principal accounting officer)	July 27, 2020
Paul Hukkanen

/s/ Andrés Alonso	Director	July 27, 2020
Andrés Alonso

/s/ James W. Barge	Director	July 27, 2020
James W. Barge

/s/ Mary Beech	Director	July 27, 2020
Mary Beech

/s/ John L. Davies	Director	July 27, 2020
John L. Davies

/s/ Andrew S. Hedden	Director	July 27, 2020
Andrew S. Hedden

Signature	Title	Date

/s/ Peter Warwick	Director	July 27, 2020
Peter Warwick

/s/ Margaret A. Williams	Director	July 27, 2020
Margaret A. Williams

/s/ David J. Young	Director	July 27, 2020
David J. Young

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED May 31, 2020

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

				(Amounts in millions)
				Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2020
Allowance for doubtful accounts	$11.6	$15.6	$7.3		$19.9
Returns liability	34.5	76.7	67.7	(2)	43.5
Reserves for obsolescence	72.9	34.3	16.1		91.1
Reserve for royalty advances	102.9	8.1	1.5		109.5
2019
Allowance for doubtful accounts	$12.4	$7.0	$7.8		$11.6
Returns liability, after adoption of Topic 606 (1)	30.0	67.2	62.7	(2)	34.5
Reserves for obsolescence	67.5	20.8	15.4		72.9
Reserve for royalty advances	97.0	6.8	0.9		102.9
2018
Allowance for doubtful accounts	$13.7	$9.5	$10.8		$12.4
Reserve for returns	36.3	54.5	60.8	(2)	30.0
Reserves for obsolescence	71.9	18.4	22.8		67.5
Reserve for royalty advances	93.8	4.1	0.9		97.0

(1)	In fiscal year 2019, this balance was reclassified from a reduction to Accounts receivable, net, to a current liability within Other accrued expenses in accordance with Topic 606.

(2)	Represents actual returns charged to the reserve.

S-2