Form 10-Q
period 2020-08-31
SCHOLASTIC CORP
filed 2020-09-25
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	August 31, 2020	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of August 31, 2020
Common Stock, $.01 par value	32,547,090
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31,	August 31,
	2020	2019
Revenues	$215.2	$232.6
Operating costs and expenses:
Cost of goods sold	123.2	137.1
Selling, general and administrative expenses	121.5	163.1
Depreciation and amortization	15.5	15.4
Severance	12.0	4.4
Total operating costs and expenses	272.2	320.0
Operating income (loss)	(57.0)	(87.4)
Interest income (expense), net	(1.2)	0.7
Other components of net periodic benefit (cost)	(0.2)	(0.4)
Gain (loss) on sale of assets and other	6.6	—
Earnings (loss) before income taxes	(51.8)	(87.1)
Provision (benefit) for income taxes	(12.0)	(28.6)
Net income (loss)	(39.8)	(58.5)
Less: Net income (loss) attributable to noncontrolling interest	0.0	0.0
Net income (loss) attributable to Scholastic Corporation	$(39.8)	$(58.5)
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic	$(1.16)	$(1.68)
Diluted	$(1.16)	$(1.68)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2020	2019
Net income (loss)	$(39.8)	$(58.5)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	10.7	(2.0)
Pension and postretirement adjustments (net of tax)	0.1	0.2
Total other comprehensive income (loss), net	$10.8	$(1.8)
Comprehensive income (loss)	$(29.0)	$(60.3)
Less: Net income (loss) attributable to noncontrolling interest	0.0	0.0
Comprehensive income (loss) attributable to Scholastic Corporation	$(29.0)	$(60.3)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2020 (unaudited)	May 31, 2020 (audited)	August 31, 2019 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$355.5	$393.8	$199.4
Accounts receivable, net	219.6	239.8	226.1
Inventories, net	323.2	270.6	403.6
Income tax receivable	103.2	90.0	39.4
Prepaid expenses and other current assets	53.7	41.1	70.3
Total current assets	1,055.2	1,035.3	938.8
Noncurrent Assets:
Property, plant and equipment, net	573.0	576.9	579.9
Prepublication costs, net	69.7	70.6	71.1
Operating lease right-of-use assets, net	96.4	95.3	81.7
Royalty advances, net	42.0	39.9	50.0
Goodwill	125.6	124.9	125.0
Noncurrent deferred income taxes	19.1	18.6	36.8
Other assets and deferred charges	75.3	72.1	61.3
Total noncurrent assets	1,001.1	998.3	1,005.8
Total assets	$2,056.3	$2,033.6	$1,944.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$19.9	$7.9	$13.0
Accounts payable	168.3	153.6	226.4
Accrued royalties	56.2	37.8	63.3
Deferred revenue	127.6	116.5	142.3
Other accrued expenses	166.6	161.5	155.6
Accrued income taxes	1.8	1.4	0.7
Operating lease liabilities	23.1	22.8	24.1
Total current liabilities	563.5	501.5	625.4
Noncurrent Liabilities:
Long-term debt	200.0	210.6	—
Operating lease liabilities	77.1	75.7	61.1
Other noncurrent liabilities	68.3	65.2	61.4
Total noncurrent liabilities	345.4	351.5	122.5
Commitments and Contingencies (see Note 5)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.5, 32.5, and 33.1 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	622.8	622.4	622.2
Accumulated other comprehensive income (loss)	(47.5)	(58.3)	(61.5)
Retained earnings	903.1	948.0	948.9
Treasury stock, at cost: 10.4, 10.4 and 9.8 shares, respectively	(332.8)	(333.3)	(314.6)
Total stockholders’ equity of Scholastic Corporation	1,146.0	1,179.2	1,195.4
Noncontrolling interest	1.4	1.4	1.3
Total stockholders’ equity	1,147.4	1,180.6	1,196.7
Total liabilities and stockholders’ equity	$2,056.3	$2,033.6	$1,944.6
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2019	1.7	$0.0	33.4	$0.4	$620.8	$(59.7)	$1,012.6	$(302.6)	$1,271.5	$1.3	$1,272.8
Net Income (loss)	—	—	—	—	—	—	(58.5)	—	(58.5)	0.0	(58.5)
Foreign currency translation adjustment	—	—	—	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Purchases of treasury stock at cost	—	—	(0.3)	—	—	—	—	(12.6)	(12.6)	—	(12.6)
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.1)	—	—	0.6	0.5	—	0.5
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at August 31, 2019	1.7	$0.0	33.1	$0.4	$622.2	$(61.5)	$948.9	$(314.6)	$1,195.4	$1.3	$1,196.7

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2020	1.7	$0.0	32.5	$0.4	$622.4	$(58.3)	$948.0	$(333.3)	$1,179.2	$1.4	$1,180.6
Net Income (loss)	—	—	—	—	—	—	(39.8)	—	(39.8)	0.0	(39.8)
Foreign currency translation adjustment	—	—	—	—	—	10.7	—	—	10.7	—	10.7
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	0.6	—	—	—	0.6	—	0.6
Purchases of treasury stock at cost	—	—	—	—	—	—	—	—	—	—	—
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.2)	—	—	0.5	0.3	—	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Balance at August 31, 2020	1.7	$0.0	32.5	$0.4	$622.8	$(47.5)	$903.1	$(332.8)	$1,146.0	$1.4	$1,147.4
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2020	2019
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$(39.8)	$(58.5)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	1.4	1.6
Provision for losses on inventory	2.9	4.1
Provision for losses on royalty advances	1.3	1.1
Amortization of prepublication costs	6.3	6.4
Depreciation and amortization	16.4	16.1
Amortization of pension and postretirement actuarial gains and losses	0.1	0.2
Deferred income taxes	0.1	0.1
Stock-based compensation	0.6	1.5
Income from equity-method investments	(0.8)	(1.0)
(Gain) loss on sale of assets	(6.6)	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	23.3	21.5
Inventories	(50.0)	(85.3)
Prepaid expenses and other current assets	(12.0)	(28.1)
Income tax receivable	(13.0)	(29.1)
Royalty advances	(2.8)	(3.8)
Accounts payable	13.9	32.2
Accrued income taxes	0.3	(0.8)
Accrued royalties	17.5	21.7
Deferred revenue	10.1	11.8
Other assets and liabilities	4.8	(9.3)
Net cash provided by (used in) operating activities	(26.0)	(97.6)

Cash flows - investing activities:
Prepublication expenditures	(5.2)	(7.4)
Additions to property, plant and equipment	(16.0)	(13.5)
Net proceeds from sale of assets	12.3	—
Acquisition of land	—	(3.3)
Other investment and acquisition-related payments	—	(0.1)
Net cash provided by (used in) investing activities	(8.9)	(24.3)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	2.2	8.1
Repayments of lines of credit, credit agreement and revolving loan	(3.8)	(1.9)
Repayment of capital lease obligations	(0.5)	(0.4)
Reacquisition of common stock	—	(12.6)
Payment of dividends	(5.1)	(5.3)
Other	1.9	(0.2)
Net cash provided by (used in) financing activities	(5.3)	(12.3)
Effect of exchange rate changes on cash and cash equivalents	1.9	(0.5)

Net increase (decrease) in cash and cash equivalents	(38.3)	(134.7)
Cash and cash equivalents at beginning of period	393.8	334.1
Cash and cash equivalents at end of period	$355.5	$199.4
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

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2021 relate to the twelve-month period ending May 31, 2021. Certain prior period amounts have been reclassified to conform with the current year presentation.

Interim Financial Statements

The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the Financial Statements for the periods presented.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. While the Company generally experiences a loss from operations in the first and third quarters of each fiscal year, the second quarter of fiscal 2021, ending November 30, 2020, which is traditionally an income quarter, is expected to be negatively impacted by the COVID-19 pandemic. Presently, there are many uncertainties concerning the timing of, and any patterns which may emerge from, school re-openings for the new school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the second quarter of fiscal 2021 will depend on the actual timing and emerging patterns of such re-openings throughout the United States.

Use of estimates

The preparation of these Financial Statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions believed to be reasonable under the circumstances, all of which are necessary, in order to form a basis for determining the carrying values of certain assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in these calculations, including, but not limited to:
•Accounts receivable allowance for doubtful accounts
•Pension and postretirement benefit plans
•Uncertain tax positions
•The timing and amount of future income taxes and related deductions
•Inventory reserves
•Cost of goods sold from book fair operations during interim periods based on estimated gross profit rates
•Sales tax contingencies
•Royalty advance reserves and royalty expense accruals
•Impairment testing for goodwill, intangible and other long-lived assets and investments

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

•Assets and liabilities acquired in business combinations
•Variable consideration related to anticipated returns
•Allocation of transaction price to performance obligations

Sale of Long-lived Assets

During the first quarter of fiscal 2021, the Company sold the company-owned facility located in Danbury, Connecticut and relocated the book fairs warehousing and distribution operations conducted in Danbury to a warehouse in Allentown, Pennsylvania. The long-lived assets related to the Danbury facility, which consisted of land, building, and building improvements, were included in the Overhead segment. These assets had a carrying value of $5.7 and were classified as held for sale for the fiscal year ended May 31, 2020. The net proceeds from the sale were $12.3 and the Company recognized a gain on sale of $6.6. This amount is included within Gain (loss) on sale of assets and other within the Company's Condensed Consolidated Statements of Operations.

Assets Held For Sale

The Company committed to a plan to sell the UK distribution centers located in Witney and Southam to consolidate the operations into a new facility in Warwickshire which is currently under construction. These assets are included in the International segment. The Company expects the sale of these facilities to be completed within one year and to recognize a gain on sale. The long-lived assets which consist of land, building, and building improvements are classified as held for sale. These assets are carried at the lower of carrying value or fair value less costs to sell and no additional depreciation is being recognized. As of August 31, 2020, the carrying amounts totaled $3.3 which are included in Property, plant and equipment, net within the Company's Condensed Consolidated Balance Sheets.

New Accounting Pronouncements

Current Fiscal Quarter Adoptions:

ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13, which was further updated and clarified by the FASB through the issuance of additional related ASUs, amends the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset's lifetime based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability. This "expected loss" model may result in earlier recognition of credit losses than the current "as incurred" model, under which losses were recognized only upon an occurrence of an event that gave rise to the incurrence of a probable loss. The Company adopted ASU 2016-13 as of the beginning of the first quarter of fiscal 2021 which did not have a material impact on the Company’s Consolidated Financial Statements. Refer to Note 2, Revenues, for further discussion of the Company's accounting policy and disclosures related to the allowance for credit losses.

ASU No. 2017-04
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test (comparison of implied fair value of goodwill with the carrying amount of that goodwill for a reporting unit). Instead, an entity will measure its goodwill impairment by the amount the carrying value exceeds the fair value of a reporting unit. The Company adopted ASU 2017-04 as of the beginning of the first quarter of fiscal 2021 which resulted in no impact to the Company's Consolidated Financial Statements.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s disaggregated revenues by region and domestic channel:

	Three months ended
	August 31,	August 31,
	2020	2019
U.S. Book Clubs	$5.8	$8.0
U.S. Book Fairs	13.2	27.5
U.S. Trade	65.8	67.7
U.S. Education	53.5	48.4
Non-U.S. Major Markets(1)	56.6	56.3
Non-U.S. Other Markets(2)	20.3	24.7
Total Revenues	$215.2	$232.6
(1) - Includes Canada, UK, Australia and New Zealand.
(2) - Primarily includes markets in Asia.

Estimated Returns

A liability for expected returns of $43.1, $43.5, and $35.5 is recorded within Other accrued expenses as of August 31, 2020, May 31, 2020, and August 31, 2019, respectively. In addition, a return asset of $4.1, $2.7, and $1.8 is recorded within Prepaid expenses and other current assets as of August 31, 2020, May 31, 2020, and August 31, 2019, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The Company recognized revenue which was included in the opening deferred revenue balance in the amount of $16.9 and $18.8 for the three months ended August 31, 2020 and August 31, 2019, respectively.

Allowance for Credit Losses

The Company recognizes an allowance for credit losses on trade receivables that are expected to be incurred over the lifetime of the receivable. Reserves for estimated credit losses are established at the time of sale and are based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability, including specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off.

The following table presents the change in the allowance for credit losses, which is presented net in Accounts Receivable on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2020	$19.9
Current period provision	1.4
Write-offs and other	(0.4)
Balance as of August 31, 2020	$20.9

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution, Education and International.

•Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, ebooks, media and interactive products in the United States through its book clubs and book fairs in its school channels and through the trade channel. This segment is comprised of three operating segments.

•Education includes the publication and distribution to schools and libraries of children’s books, classroom magazines, print and digital supplemental and core classroom materials and related support services, and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of three operating segments.

•International includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses. This segment is comprised of three operating segments.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth information for the Company's segments for the fiscal quarters ended August 31, 2020 and August 31, 2019:

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended August 31, 2020
Revenues	$90.9	$53.6	$—	$144.5	$70.7	$215.2
Bad debt expense	0.2	0.1	—	0.3	1.1	1.4
Depreciation and amortization (2)	6.6	3.1	11.5	21.2	1.5	22.7
Segment operating income (loss)	(29.2)	(2.2)	(30.8)	(62.2)	5.2	(57.0)
Segment assets at August 31, 2020	555.4	215.6	985.8	1,756.8	299.5	2,056.3
Goodwill at August 31, 2020	47.4	68.2	—	115.6	10.0	125.6
Expenditures for other noncurrent assets (3)	12.1	3.1	10.8	26.0	3.5	29.5
Other non-current assets at August 31, 2020 (3)	172.6	123.9	491.1	787.6	81.5	869.1
Three months ended August 31, 2019
Revenues	$109.6	$48.4	$—	$158.0	$74.6	$232.6
Bad debt expense	0.5	0.0	—	0.5	1.1	1.6
Depreciation and amortization (2)	6.7	3.1	11.0	20.8	1.7	22.5
Segment operating income (loss)	(41.7)	(13.4)	(28.6)	(83.7)	(3.7)	(87.4)
Segment assets at August 31, 2019	651.9	198.7	808.4	1,659.0	285.6	1,944.6
Goodwill at August 31, 2019	46.8	68.2	—	115.0	10.0	125.0
Expenditures for other noncurrent assets (3)	14.0	4.6	7.6	26.2	6.9	33.1
Other non-current assets at August 31, 2019 (3)	219.2	120.0	520.0	859.2	93.0	952.2

(1)    Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri, and certain technology assets.
(2)    Includes depreciation of property, plant and equipment and amortization of intangible assets, prepublication costs and cloud computing costs.
(3)    Other noncurrent assets include property, plant and equipment, prepublication assets, cloud computing costs, royalty advances, goodwill, intangible assets and investments. Expenditures for other noncurrent assets for the International segment include expenditures for long-lived assets of $2.0 and $5.7 for the three months ended August 31, 2020 and August 31, 2019, respectively. Other noncurrent assets for the International segment include long-lived assets of $46.7 and $64.5 as of August 31, 2020 and August 31, 2019, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	August 31, 2020	May 31, 2020	August 31, 2019
US Revolving Loan	$200.0	$200.0	$—
Unsecured lines of credit (weighted average interest rates of 4.2%, 4.6% and 4.1%, respectively)	8.5	7.9	13.0
UK Loan	11.4	10.6	—
Total debt	$219.9	$218.5	$13.0
Less lines of credit, short-term debt and current portion of long-term debt	(19.9)	(7.9)	(13.0)
Total long-term debt	$200.0	$210.6	$—

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of August 31, 2020 for the twelve-month periods ended August 31:

2021	$19.9
2022	200.0
2023	—
2024	—
2025	—
Thereafter	—
Total debt	$219.9

US Loan Agreement

On January 5, 2017, Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) entered into a 5-year credit facility with certain banks (the “Loan Agreement”). The Loan Agreement replaced the Company's then existing loan agreement and has substantially similar terms, except that:
•the borrowing limit was reduced to $375.0 from $425.0;
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
The Loan Agreement allows the Company to borrow, repay or prepay and reborrow at any time prior to the January 5, 2022 maturity date. Under the Loan Agreement, interest on amounts borrowed thereunder is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Loan Agreement is dependent upon the Borrower’s election of a rate that is either:
•A Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.50% or (iii) the Eurodollar Rate for a one month interest period plus 1.00% plus, in each case, an applicable spread ranging from 0.175% to 0.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.
- or -
•A Eurodollar Rate equal to the London interbank offered rate (LIBOR) plus an applicable spread ranging from 1.175% to 1.60%, as determined by the Company’s prevailing consolidated debt to total capital ratio.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

As of August 31, 2020, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At August 31, 2020, the facility fee rate was 0.20%.
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

As of August 31, 2020, the Company had outstanding borrowings of $200.0 under the Loan Agreement. The Company incurred this obligation in the fourth quarter of fiscal 2020 as a precautionary measure due to the uncertainty resulting from the COVID-19 pandemic. While this obligation is not due until the January 5, 2022 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. No borrowings were outstanding under the Loan Agreement as of August 31, 2019.

At August 31, 2020, the Company had open standby letters of credit totaling $4.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $3.9 under the domestic credit lines discussed below. The Loan Agreement contains certain covenants, including interest coverage and leverage ratio tests, and certain limitations on the amount of dividends and other distributions and at August 31, 2020, the Company was in compliance with these covenants.

UK Loan Agreement

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of a new UK facility. The loan has a maturity date of July 31, 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of August 31, 2020, the Company had $2.7 outstanding on the loan.

On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 to fund the construction of the new UK facility. The loan has a maturity date of July 31, 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of August 31, 2020, the Company had $8.7 outstanding on the loan and no remaining available credit under this facility.

Lines of Credit

As of August 31, 2020, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $25.0. There were no outstanding borrowings under these credit lines as of August 31, 2020, May 31, 2020 and August 31, 2019. As of August 31, 2020, availability under these unsecured money market bid rate credit lines totaled $21.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2020, the Company had various local currency credit lines totaling $30.2 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $8.5 at August 31, 2020 at a weighted average interest rate of 4.2%, $7.9 at May 31, 2020 at a weighted average interest rate of 4.6%, and $13.0 at August 31, 2019 at a weighted average interest rate of 4.1%. As of August 31, 2020, the amounts available under these facilities totaled $21.7. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

The Company is not currently aware of any loss contingencies related to the foregoing that would require recognition in the first quarter of fiscal 2021.

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

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended
	August 31,	August 31,
	2020	2019
Net income (loss) attributable to Class A and Common Stockholders	$(39.8)	$(58.5)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.3	34.9
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions) *	*	*
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	*	*
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(1.16)	$(1.68)
Diluted	$(1.16)	$(1.68)

* The Company experienced a net loss for all periods presented and therefore did not report any dilutive share impact.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2020	August 31, 2019
Options outstanding pursuant to stock-based compensation plans (in millions)	3.0	3.0

There were 3.0 million of potentially anti-dilutive shares pursuant to stock-based compensation plans as of August 31, 2020.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method. For the three month periods ended August 31, 2020 and August 31, 2019, the Company experienced a Net loss and did not allocate any losses to the participating securities.

As of August 31, 2020, $67.3 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 11, Treasury Stock, for a more complete description of the Company’s share buy-back program.

7. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

	August 31, 2020	May 31, 2020	August 31, 2019
Gross beginning balance	$164.5	$164.8	$164.8
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$124.9	$125.2	$125.2
Additions	—	—	—
Foreign currency translation	0.7	(0.3)	(0.2)
Ending balance	$125.6	$124.9	$125.0

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	August 31, 2020	May 31, 2020	August 31, 2019
Beginning balance other intangibles subject to amortization	$10.5	$12.2	$12.2
Additions	—	1.6	—
Amortization expense	(0.6)	(3.2)	(0.8)
Foreign currency translation	0.3	(0.1)	(0.2)
Total other intangibles subject to amortization, net of accumulated amortization of $30.7, $30.1 and $27.7, respectively	$10.2	$10.5	$11.2
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$12.3	$12.6	$13.3

In the first quarter of fiscal 2021, there were no additions to intangible assets.

In fiscal 2020, the Company purchased a U.S.-based book fair business resulting in $1.6 of amortizable intangible assets.

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 5.8 years.

There were no impairment charges related to Intangible assets in any of the periods presented.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

8. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2020	May 31, 2020	August 31, 2019	Segment
Equity method investments	$27.9	$25.0	$22.5	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$33.9	$31.0	$28.5

The Company’s 26.2% equity interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. Equity method income from this investment is reported in the International segment.

The Company has a 4.6% ownership interest in a financing and production company that makes film, television, and digital programming designed for the youth market. This equity investment does not have a readily determinable fair value and the Company has elected to apply the measurement alternative and report this investment at cost, less impairment on the Company's Consolidated Balance Sheets. There have been no impairments or adjustments to the carrying value of this investment.

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $0.8 and $1.0 for the three months ended August 31, 2020 and August 31, 2019, respectively.

9. EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for the periods indicated under the Company’s defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan”) and the postretirement benefits plan, consisting of certain healthcare and life insurance benefits provided by the Company to its eligible retired United States-based employees (the “US Postretirement Benefits”), for the periods indicated:

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	August 31,	August 31,	August 31,	August 31,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Interest cost	$0.2	$0.2	$0.1	$0.2
Expected return on assets	(0.2)	(0.2)	—	—
Net amortization of prior service (credit) cost	0.0	—	0.0	0.0
Amortization of (gains) losses	0.1	0.2	—	—
Total	$0.1	$0.2	$0.1	$0.2

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the three months ended August 31, 2020, the Company contributed $0.3 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.0 to the UK Pension Plan for the fiscal year ending May 31, 2021.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31,	August 31,
	2020	2019
Stock option expense	$0.3	$0.6
Restricted stock unit expense	0.2	0.8
Management stock purchase plan	—	0.0
Employee stock purchase plan	0.1	0.1
Total stock-based compensation expense	$0.6	$1.5

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended
	August 31,	August 31,
	2020	2019
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.0	0.0

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the Board authorizations at the dates indicated:

Authorizations	Amount
March 2018	$50.0
March 2020	50.0
Total current Board authorizations at June 1, 2020	$100.0
Less repurchases made under these authorizations	$(32.7)
Remaining Board authorization at August 31, 2020	$67.3

Remaining Board authorization at August 31, 2020 represents the amount remaining under the Board authorization for Common share repurchases on March 21, 2018 and the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

There were no repurchases of the Company's Common Stock for the three months ended August 31, 2020. The Company’s repurchase program is suspended at this time due to COVID-19 uncertainties.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended August 31, 2020
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2020	$(50.0)	$(8.3)	$(58.3)
Other comprehensive income (loss) before reclassifications	10.7	—	10.7
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.1	0.1
Amortization of prior service credit (net of tax of $0.0)	—	0.0	0.0
Other comprehensive income (loss)	10.7	0.1	10.8
Ending balance at August 31, 2020	$(39.3)	$(8.2)	$(47.5)

	Three months ended August 31, 2019
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2019	$(47.1)	$(12.6)	$(59.7)
Other comprehensive income (loss) before reclassifications	(2.0)	—	(2.0)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service credit (net of tax of $0.0)	—	0.0	0.0
Other comprehensive income (loss)	(2.0)	0.2	(1.8)
Ending balance at August 31, 2019	$(49.1)	$(12.4)	$(61.5)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Condensed Consolidated Statements of Operations line item
	August 31,	August 31,
	2020	2019
Employee benefit plans:
Amortization of unrecognized (gain) loss	$0.1	$0.2	Other components of net periodic benefit (cost)
Amortization of prior service credit	0.0	0.0	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	0.0	Provision (benefit) for income taxes
Total cost, net of tax	$0.1	$0.2

13. FAIR VALUE MEASUREMENTS

The Company determines the appropriate level in the fair value hierarchy for each fair value measurement of assets and liabilities carried at fair value on a recurring basis in the Company’s financial statements. The fair value hierarchy prioritizes the inputs, which refer to assumptions that market participants would use in pricing an asset or liability, based upon the highest and best use, into three levels as follows:

•Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

•Level 2 Observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs derived principally from or corroborated by observable market data.

•Level 3 Unobservable inputs in which there is little or no market data available, which are significant to the fair value measurement and require the Company to develop its own assumptions.

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its various lines of credit and long term debt. The fair value of the Company's debt approximates the carrying value for all periods presented. For a more complete description of fair value measurements employed, see Note 4, Debt. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes, are based on quotations from financial institutions, a Level 2 fair value measure. See Note 15, Derivatives and Hedging, for a more complete description of the fair value measurements employed.

Non-financial assets for which the Company employs fair value measures on a non-recurring basis include:
•Long-lived assets
•Investments
•Assets acquired in a business combination
•Impairment assessment of Goodwill and intangible assets
•Long-lived assets held for sale

Level 2 and level 3 inputs are employed by the Company in the fair value measurement of these assets. For the fair value measurements employed by the Company for certain property, plant and equipment, investments and prepublication assets, the Company assessed future expected cash flows attributable to these assets. See Note 8, Investments, for a more complete description of the fair value measurements employed.

14. INCOME TAXES AND OTHER TAXES

Tax Legislation Updates

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company expects to benefit from certain provisions in the CARES Act, including the provision to carry back net operating losses generated in the U.S. to previous periods which were taxed at the higher 35% federal corporate tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% and imposed a new minimum tax on Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries. On July 20, 2020, final regulations were issued for GILTI which include a high-tax exception for income earned by foreign subsidiaries if the foreign tax rate is in excess of 90% of the U.S. tax rate of 21%. The Company is evaluating the potential impact of these regulations. While the Company does not anticipate a material impact on the overall income tax provision, the regulations may reduce taxable income.

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

The Company's interim effective tax rate, inclusive of discrete items, was 23.2% for the three month period ended August 31, 2020.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities and the fiscal 2015 through fiscal 2019 tax years remain open. The Company has been notified by the IRS that there will be an examination of the income tax return for fiscal 2015, however the audit had not yet started as of August 31, 2020.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and it recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of August 31, 2020 and August 31, 2019 were $25.5 and $28.0, respectively. A net unrealized loss of $1.0 and a net unrealized gain $0.5 were recognized for the three months ended August 31, 2020 and August 31, 2019, respectively.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	August 31, 2020	May 31, 2020	August 31, 2019
Accrued payroll, payroll taxes and benefits	$41.4	$38.8	$43.6
Accrued bonus and commissions	11.8	12.1	9.3
Returns liability	43.1	43.5	35.5
Accrued other taxes	21.4	22.9	19.4
Accrued advertising and promotions	10.8	9.9	10.2
Other accrued expenses	38.1	34.3	37.6
Total accrued expenses	$166.6	$161.5	$155.6

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

17. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2021. The dividend is payable on December 15, 2020 to shareholders of record as of the close of business on October 30, 2020.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the first quarter ended August 31, 2020 were $215.2 million, compared to $232.6 million in the prior fiscal year quarter, a decrease of $17.4 million. The Company reported a net loss per diluted share of Class A and Common Stock of $1.16 in the first quarter of fiscal 2021, compared to a net loss per diluted share of $1.68 in the prior fiscal year quarter.

The Company has executed on its cost-saving programs implemented to help mitigate the impact of COVID-19, which improved the Company's quarterly operating loss and cash used in operating activities year-over-year and preserved the Company's capital position. Globally, best-selling titles within the trade channel continued to perform well in the fiscal quarter ended August 31, 2020, including The Ballad of Songbirds and Snakes, which was released in the fourth quarter of fiscal 2020. In addition, the Company benefited from improved results across a number of education business lines, including digital product subscriptions, teaching resources, summer literacy camps and summer reading packs.

There is still uncertainty surrounding the duration and continued severity of the COVID-19 pandemic and its forward impact on schools, and the Company has implemented cost-saving programs targeted to improve its operations which are expected to help mitigate lower revenue expectations for the book fairs and book clubs channels as schools adapt to COVID-19 disruptions and delays. A substantial portion of these cost-saving programs are also expected to bring permanent improvements to the Company's cost structure and provide opportunities for profitability as normal sales levels return. The trade channel is expected to benefit from new titles such as Dav Pilkey's Dog Man: Grime and Punishment, which was released in September, and J.K. Rowling's new title, The Ickabog®, which is targeted for release in November, as well as recently announced development deals for live-action feature films of book series, including Caster™, Goosebumps®, Animorphs®, and The Magic School Bus®.

Results of Operations – Consolidated

Revenues for the quarter ended August 31, 2020 decreased to $215.2 million, compared to $232.6 million in the prior fiscal year. The Children's Book Publishing and Distribution segment revenues decreased by $18.7 million, primarily driven by lower school-based channel revenues resulting from COVID-impacted delays in school re-openings. In the Education segment, revenues increased by $5.2 million, primarily due to higher sales of digital products in literacy programs and magazines and sales of take-home Grab and Go reading packs. In local currency, International segment revenues decreased by $4.3 million, primarily driven by lower revenues in the school-based channels in Canada and the direct sales channel in Asia due to the impact of COVID-19, partially offset by increased revenues in the trade channel across all international markets. International segment revenues were impacted by favorable foreign exchange of $0.4 million.

Components of Cost of goods sold for the three months ended August 31, 2020 and August 31, 2019 are as follows:

	Three months ended
	August 31,		August 31,
	2020		2019
($ amounts in millions)	$	% of Revenue	$	% of Revenue
Product, service and production costs	$60.9	28.3%	$68.2	29.3%
Royalty costs	23.4	10.9%	22.3	9.6%
Prepublication amortization	6.5	3.0%	6.6	2.8%
Postage, freight, shipping, fulfillment and other	32.4	15.0%	40.0	17.2%
Total	$123.2	57.2%	$137.1	58.9%

Cost of goods sold for the quarter ended August 31, 2020 was $123.2 million, or 57.2% of revenues, compared to $137.1 million, or 58.9% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenue was primarily driven by favorable product cost due to the sales mix within the education business, partially offset by higher royalty costs due to the product mix of titles sold within the trade channel in the quarter ended August 31, 2020.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Selling, general and administrative expenses in the quarter ended August 31, 2020 decreased to $121.5 million, compared to $163.1 million in the prior fiscal year quarter. The $41.6 million decrease was due to the Company's COVID-related cost-saving initiatives, which included employee furlough and reduced work week programs and restructuring resulting in lower employee-related expenses, reduced technology-related spending, improvements in operating and financial processes, and other efforts to lower the Company's overall cost base. A substantial portion of these cost-saving programs are expected to bring permanent improvements to the Company's cost structure to meet the current economic environment and provide opportunities for profitability as normal sales levels return. The employee short-term furlough and reduced work week programs have been discontinued as of the second quarter of fiscal 2021.

Depreciation and amortization expenses in the quarter ended August 31, 2020 were $15.5 million, which is comparable to $15.4 million in the prior fiscal year quarter.

Severance expense in the quarter ended August 31, 2020 was $12.0 million, compared to $4.4 million in the prior fiscal year quarter, which included charges of $12.0 million and $2.8 million for the three months ended August 31, 2020 and August 31, 2019, respectively, related to cost-reduction and restructuring programs.

Net interest expense in the quarter ended August 31, 2020 was $1.2 million compared to Net interest income of $0.7 million in the prior fiscal year quarter. The increase in Net interest expense is primarily due to interest expense on long-term debt borrowings.

The Company’s effective tax rate for the quarter ended August 31, 2020 was 23.2%, compared to 32.8% in the prior fiscal year quarter.

Net loss for the quarter ended August 31, 2020 decreased by $18.7 million to $39.8 million, compared to Net loss of $58.5 million in the prior fiscal year quarter. Net loss per basic and diluted share of Class A and Common Stock was $1.16 and $1.16, respectively, for the fiscal quarter ended August 31, 2020, compared to a net loss per basic and diluted share of Class A and Common Stock of $1.68 and $1.68, respectively, in the prior fiscal year quarter.

Results of Operations

Children’s Book Publishing and Distribution

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2020	2019	change	change
Revenues	$90.9	$109.6	$(18.7)	(17.1)%
Cost of goods sold	54.6	65.5	(10.9)	(16.6)%
Other operating expenses (1)	65.5	85.8	(20.3)	(23.7)%
Operating income (loss)	$(29.2)	$(41.7)	$12.5	30.0%
Operating margin	—%	—%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2020 decreased by $18.7 million to $90.9 million, compared to $109.6 million in the prior fiscal year quarter. Book fairs channel revenues decreased $14.3 million, primarily driven by lower fair count, and book clubs channel revenues decreased $2.2 million due to declines in sponsor engagement, both largely attributable to COVID-impacted school re-openings. Trade channel revenues decreased by $2.2 million, primarily due to a shift in the timing of the release of a new title in the popular Dog Man® book series to the second quarter of fiscal 2021 compared to a first quarter release in the prior fiscal year quarter.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
This decrease was partially offset by sales of frontlist titles including The Ballad of Songbirds and Snakes (A Hunger Games Novel), Logan Likes Mary Anne! (The Baby-Sitters Club® Graphix #8), Captain Underpants and the Revolting Revenge of the Radioactive Robo-Boxers (Color Edition), The Bad Guys in the Dawn of the Underlord (The Bad Guys® #11), Karen's Roller Skates (Baby-Sitters Little Sister® Graphic Novel #2); Forget Me Nat (Nat Enough #2), and You Should See Me in a Crown by best-selling author Leah Johnson, as well as increased sales of workbooks within the Company's Scholastic Early LearnersTM and BOB Books® lines and higher audio book sales.

Cost of goods sold for the quarter ended August 31, 2020 was $54.6 million, or 60.1% of revenues, compared to $65.5 million, or 59.8% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily driven by higher royalty costs associated with the product mix within the trade channel.

Other operating expenses for the quarter ended August 31, 2020 decreased to $65.5 million, compared to $85.8 million in the prior fiscal year quarter. The decrease was attributable to cost-saving measures, which primarily resulted in a reduction in employee-related costs across all channels in the segment, as well as the temporary closure of book fair distribution facilities.

Segment operating loss for the quarter ended August 31, 2020 was $29.2 million, compared to an operating loss of $41.7 million in the prior fiscal year quarter. The $12.5 million improvement was primarily driven by cost-saving measures, which resulted in a decrease in employee-related costs and warehouse and distribution center costs. The Company expects continued impact from COVID-19 and related school re-opening issues, and continues to monitor costs in the school channels, while simultaneously preparing itself to be in a position to respond to varied customer requirements which may emerge as a result of the pandemic.

Education

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2020	2019	change	change
Revenues	$53.6	$48.4	$5.2	10.7%
Cost of goods sold	22.6	20.9	1.7	8.1%
Other operating expenses (1)	33.2	40.9	(7.7)	(18.8)%
Operating income (loss)	$(2.2)	$(13.4)	$11.2	83.6%
Operating margin	—%	—%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2020 increased to $53.6 million, compared to $48.4 million in the prior fiscal year quarter. The $5.2 million increase was primarily due to higher sales of instructional programs, including programs provided through the Company's Summer LitCamp® partnership with BellXcell® Summer, as well as the Company’s line of Grab and Go summer reading packs. Digital revenues also increased in the quarter ended August 31, 2020, which included a large school district sale of Scholastic Literacy Pro® and F.I.R.S.T.®, digital programs for independent reading and foundational reading skills, respectively. The Company's teaching resources business revenues increased from sales of products such as First Little Readers™ packs and teaching guides and Jumbo and Summer Express activity books.

Cost of goods sold for the quarter ended August 31, 2020 was $22.6 million, or 42.2% of revenues, compared to $20.9 million, or 43.2% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenues was primarily due to favorable product mix from higher digital sales and take-home packs, partially offset by higher postage costs.

Other operating expenses for the quarter ended August 31, 2020 decreased to $33.2 million, compared to $40.9 million in the prior fiscal year quarter. The $7.7 million decrease was primarily related to a decrease in employee-related costs as a result of cost-saving measures implemented to mitigate the impact of COVID-19.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Segment operating loss for the quarter ended August 31, 2020 was $2.2 million, compared to an operating loss of $13.4 million in the prior fiscal year quarter. The $11.2 million improvement was primarily driven by revenue increases in a number of education business lines, including digital product subscriptions, teaching resources, summer literacy camps and summer reading programs, coupled with cost-saving measures taken to mitigate the impact of COVID-19.

International

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2020	2019	change	change
Revenues	$70.7	$74.6	$(3.9)	(5.2)%
Cost of goods sold	37.6	38.7	(1.1)	(2.8)%
Other operating expenses (1)	27.9	39.6	(11.7)	(29.5)%
Operating income (loss)	$5.2	$(3.7)	$8.9	240.5%
Operating margin	7.4%	—%

(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended August 31, 2020 decreased to $70.7 million, compared to $74.6 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $4.3 million partially offset by favorable foreign exchange of $0.4 million. In Canada, local currency revenues decreased $1.5 million, primarily driven by lower school-based channel sales resulting from the impact of COVID-19, partially offset by increased sales of best-selling trade titles. In the UK, local currency revenues decreased $0.2 million, primarily due to lower volumes in the book fairs channel, partially offset by increased book clubs sales from parent-to-home orders and demand for digital product, as well as increased sales of the Hunger Games® titles within the trade channel. Australia and New Zealand local currency revenues increased $1.5 million, primarily on higher revenue from the trade and book clubs channels, partially offset by lower volumes in the book fairs channel. In Asia, local currency revenues decreased $4.9 million primarily related to lower revenues from the direct sales channel due in part to the adverse impact of COVID-19. In addition, revenues from the export and foreign rights channels increased a total of $0.8 million compared to the prior fiscal year quarter.

Cost of goods sold for the quarter ended August 31, 2020 was $37.6 million, or 53.2% of revenues, compared to $38.7 million, or 51.9% of revenues, in the prior fiscal year quarter. The higher cost of goods sold as a percentage of revenue was driven by higher royalty costs due to a sales shift to trade titles with higher royalty rates.

Other operating expenses for the quarter ended August 31, 2020 were $27.9 million, compared to $39.6 million in the prior fiscal year quarter. Other operating expenses decreased $11.7 million primarily driven by COVID-related governmental employee retention programs in Australia, Canada, and the UK, which are expected to cease in fiscal 2021, in addition to lower employee-related expenses as a result of cost-saving programs implemented by the Company. This decrease was partially offset by severance expense of $1.0 million in the quarter ended August 31, 2020 related to the cost-reduction measures.

Segment operating income for the quarter ended August 31, 2020 was $5.2 million, compared to segment operating loss of $3.7 million in the prior fiscal year quarter. Total local currency operating results across the Company's foreign operations increased $8.7 million, primarily driven by COVID-related governmental employee retention programs and lower employee-related costs as a result of cost-saving measures, in addition to increased trade channel revenues, partially offset by lower revenues in the book fairs and direct sales channels.

Overhead

Unallocated overhead expense for the quarter ended August 31, 2020 increased by $2.2 million to $30.8 million, from $28.6 million in the prior fiscal year quarter. Severance expense, related to cost-reduction programs, increased by $8.2 million to $11.0 million, compared to $2.8 million in the prior fiscal year quarter.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
The increase was partially offset by lower employee-related costs and technology-related spending in an effort to mitigate the impact on operating income of lower sales volumes due to COVID-19, as well as the absence of a $1.5 million settlement, without admission of liability, for an alleged patent infringement that occurred in the prior year fiscal quarter.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. While the Company generally experiences a loss from operations in the first and third quarters of each fiscal year, the second quarter of fiscal 2021, ending November 30, 2020, which is traditionally an income quarter, is expected to be negatively impacted by the COVID-19 pandemic. Presently, there are many uncertainties concerning the timing of, and any patterns which may emerge from, school re-openings for the new school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the second quarter of fiscal 2021 will depend on the actual timing and emerging patterns of such re-openings throughout the United States.

Liquidity and Capital Resources

Cash used by operating activities was $26.0 million for the three months ended August 31, 2020, compared to cash used by operating activities of $97.6 million for the prior fiscal year quarter, representing a decrease in cash used by operating activities of $71.6 million. While there were lower revenues in the quarter ended August 31, 2020, the cost-saving measures taken by the Company resulted in a decrease in cash used compared to the prior fiscal year quarter. The Company modified inventory procurement and other activities, which usually ramp up in advance of the back-to-school selling season, to adapt to the anticipated impact of the COVID-related delays in school re-openings. In addition, there was an overall reduction in general spending as part of the cost-saving programs, such as lower payroll spending due to employee furlough programs, lower spending on non-essential projects, and limitations on expenditures related to travel, events, and conferences. The Company intends to continue to limit spending in view of the economic uncertainty brought on by the global pandemic.

Cash used in investing activities was $8.9 million for the three months ended August 31, 2020, compared to cash used in investing activities of $24.3 million in the prior fiscal year quarter, representing a decrease in cash used in investing activities of $15.4 million. The decrease in cash used was primarily driven by the net proceeds from the sale of the Danbury facility of $12.3 million and the absence of the UK land acquisition of $3.3 million which occurred in the prior fiscal year quarter. The Company intends to continue to limit investment spending in view of the economic uncertainty brought on by the global pandemic.

Cash used in financing activities was $5.3 million for the three months ended August 31, 2020, compared to cash used in financing activities of $12.3 million for the prior fiscal year quarter, representing a decrease in cash used in financing activities of $7.0 million. The decrease in cash used is primarily related to the suspension of the Company's share buy back program pursuant to which $12.6 million of common stock was reacquired in the prior fiscal year quarter. This was partially offset by lower short-term credit facility net borrowings of $7.8 million.

Cash Position

The Company’s cash and cash equivalents totaled $355.5 million at August 31, 2020, $393.8 million at May 31, 2020 and $199.4 million at August 31, 2019. Cash and cash equivalents held by the Company’s U.S. operations totaled $323.7 million at August 31, 2020, $364.2 million at May 31, 2020 and $177.5 million at August 31, 2019.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. The Company expects lower cash receipts from its school channel businesses in the second quarter of fiscal 2021 as a result of the effects of COVID-19 on school re-openings, resulting in lower book fairs and book clubs revenues. As a precautionary measure in the context of the COVID-19 pandemic, the Company accessed its $375.0 million committed bank credit facility in the fourth quarter of fiscal 2020 by taking a U.S. dollar LIBOR-based advance for $200.0 million, although there continues to be no immediate working capital requirement.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company’s open-market buy-back program continues to be suspended in the face of COVID-19 uncertainties.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases as appropriate in the context of COVID-19 considerations. As of August 31, 2020, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $355.5 million, cash from operations and the Company's loan agreements in the US and the UK totaling $386.4 million, less borrowings of $211.4 million and commitments of $0.4 million, resulting in $174.6 million of availability. The Company may at any time, but in any event not more than once in any calendar year, request that the aggregate availability of credit under the US Loan Agreement be increased by an amount of $10.0 million or an integral multiple of $10.0 million (but not to exceed $150.0 million). Additionally, the Company has short-term credit facilities of $55.2 million, less current borrowings of $8.5 million and commitments of $3.9 million, resulting in $42.8 million of current availability at August 31, 2020. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities, taking COVID-19 into consideration.

Financing

The Company is party to the US and UK Loan Agreements and certain credit lines with various banks as described in Note 4 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had $200.0 million in outstanding borrowings under the US Loan Agreement as of August 31, 2020. On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 million to fund a land purchase in connection with the construction of the new UK facility. The loan has a maturity date of July 31, 2021. As of August 31, 2020, the Company had $2.7 million outstanding on the loan. On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 million to fund the construction of the new UK facility. The loan has a maturity date of July 31, 2021. As of August 31, 2020, the Company had $8.7 million outstanding on the loan.

New Accounting Pronouncements

Reference is made to Note 1 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects and strategic plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, potential cost savings, merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties, including, in particular, how the foregoing may be affected by developments in the context of the current COVID-19 pandemic and measures or responses of governmental authorities, business suppliers or customers, which may have an impact on the Company's operations and could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and this Quarterly Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2020. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of August 31, 2020:

($ amounts in millions)	Fiscal Year Maturity
	2021(1)	2022	2023	2024	2025	Thereafter	Total	Fair Value @ 8/31/2020
Debt Obligations
Lines of credit and current portion of long-term debt	$8.5	11.4	—	—	—	—	$19.9	$19.9
Average interest rate	4.2%	1.9%	—	—	—	—
Long-term debt	$—	200.0	$—	$—	$—	$—	$200.0	$200.0
Average interest rate	—	1.4%	—	—	—	—

(1)    Fiscal 2021 includes the remaining nine months of the current fiscal year ending May 31, 2021.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2020, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2020 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED August 31, 2020
Exhibits Index

Exhibit Number	Description of Document
31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2020 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: September 25, 2020	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: September 25, 2020	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)