Form 10-Q
period 2020-11-30
SCHOLASTIC CORP
filed 2020-12-18
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	November 30, 2020	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of November 30, 2020
Common Stock, $.01 par value	32,644,991
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
Revenues	$406.2	$597.2	$621.4	$829.8
Operating costs and expenses:
Cost of goods sold	199.3	264.3	322.5	401.4
Selling, general and administrative expenses	137.0	210.6	258.5	373.7
Depreciation and amortization	15.8	15.4	31.3	30.8
Severance	5.3	1.8	17.3	6.2
Total operating costs and expenses	357.4	492.1	629.6	812.1
Operating income (loss)	48.8	105.1	(8.2)	17.7
Interest income (expense), net	(1.2)	0.0	(2.4)	0.7
Other components of net periodic benefit (cost)	(0.0)	(0.2)	(0.2)	(0.6)
Gain (loss) on sale of assets and other	(0.0)	—	6.6	—
Earnings (loss) before income taxes	47.6	104.9	(4.2)	17.8
Provision (benefit) for income taxes	12.4	33.8	0.4	5.2
Net income (loss)	35.2	71.1	(4.6)	12.6
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.1	0.1	0.1
Net income (loss) attributable to Scholastic Corporation	$35.1	$71.0	$(4.7)	$12.5
Basic and diluted earnings (loss) per Share of Class A and Common Stock
Basic	$1.02	$2.04	$(0.14)	$0.36
Diluted	$1.02	$2.02	$(0.14)	$0.35
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
Net income (loss)	$35.2	$71.1	$(4.6)	$12.6
Other comprehensive income (loss), net:
Foreign currency translation adjustments	0.4	3.9	11.1	1.9
Pension and postretirement adjustments (net of tax)	5.4	0.2	5.5	0.4
Total other comprehensive income (loss), net	$5.8	$4.1	$16.6	$2.3
Comprehensive income (loss)	$41.0	$75.2	$12.0	$14.9
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.1	0.1	0.1
Comprehensive income (loss) attributable to Scholastic Corporation	$40.9	$75.1	$11.9	$14.8
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2020 (unaudited)	May 31, 2020 (audited)	November 30, 2019 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$356.6	$393.8	$277.8
Accounts receivable, net	304.7	239.8	325.1
Inventories, net	306.5	270.6	357.8
Income tax receivable	91.9	90.0	8.4
Prepaid expenses and other current assets	51.4	41.1	53.5
Total current assets	1,111.1	1,035.3	1,022.6
Noncurrent Assets:
Property, plant and equipment, net	567.6	576.9	578.5
Prepublication costs, net	68.1	70.6	71.3
Operating lease right-of-use assets, net	90.2	95.3	76.4
Royalty advances, net	43.5	39.9	52.3
Goodwill	125.6	124.9	125.4
Noncurrent deferred income taxes	19.8	18.6	37.3
Other assets and deferred charges	81.0	72.1	67.9
Total noncurrent assets	995.8	998.3	1,009.1
Total assets	$2,106.9	$2,033.6	$2,031.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$19.8	$7.9	$13.5
Accounts payable	165.5	153.6	188.9
Accrued royalties	60.1	37.8	54.7
Deferred revenue	150.7	116.5	190.5
Other accrued expenses	183.0	161.5	178.2
Accrued income taxes	3.1	1.4	1.4
Operating lease liabilities	24.4	22.8	23.5
Total current liabilities	606.6	501.5	650.7
Noncurrent Liabilities:
Long-term debt	175.0	210.6	2.6
Operating lease liabilities	71.6	75.7	56.0
Other noncurrent liabilities	65.8	65.2	61.1
Total noncurrent liabilities	312.4	351.5	119.7
Commitments and Contingencies (see Note 5)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.6, 32.5, and 33.0 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	624.3	622.4	621.3
Accumulated other comprehensive income (loss)	(41.7)	(58.3)	(57.4)
Retained earnings	933.1	948.0	1,014.7
Treasury stock, at cost: 10.3, 10.4 and 9.9 shares, respectively	(329.7)	(333.3)	(319.0)
Total stockholders’ equity of Scholastic Corporation	1,186.4	1,179.2	1,260.0
Noncontrolling interest	1.5	1.4	1.3
Total stockholders’ equity	1,187.9	1,180.6	1,261.3
Total liabilities and stockholders’ equity	$2,106.9	$2,033.6	$2,031.7
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2019	1.7	$0.0	33.4	$0.4	$620.8	$(59.7)	$1,012.6	$(302.6)	$1,271.5	$1.3	$1,272.8
Net Income (loss)	—	—	—	—	—	—	(58.5)	—	(58.5)	0.0	(58.5)
Foreign currency translation adjustment	—	—	—	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Purchases of treasury stock at cost	—	—	(0.3)	—	—	—	—	(12.6)	(12.6)	—	(12.6)
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.1)	—	—	0.6	0.5	—	0.5
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at August 31, 2019	1.7	$0.0	33.1	$0.4	$622.2	$(61.5)	$948.9	$(314.6)	$1,195.4	$1.3	$1,196.7
Net Income (loss)	—	—	—	—	—	—	71.0	—	71.0	0.0	71.0
Foreign currency translation adjustment	—	—	—	—	—	3.9	—	—	3.9	—	3.9
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	0.9	—	—	—	0.9	—	0.9
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.3	—	—	—	0.3	—	0.3
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(7.1)	(7.1)	—	(7.1)
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(2.1)	—	—	2.7	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at November 30, 2019	1.7	$0.0	33.0	$0.4	$621.3	$(57.4)	$1,014.7	$(319.0)	$1,260.0	$1.3	$1,261.3
See accompanying notes

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2020	1.7	$0.0	32.5	$0.4	$622.4	$(58.3)	$948.0	$(333.3)	$1,179.2	$1.4	$1,180.6
Net Income (loss)	—	—	—	—	—	—	(39.8)	—	(39.8)	0.0	(39.8)
Foreign currency translation adjustment	—	—	—	—	—	10.7	—	—	10.7	—	10.7
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	0.6	—	—	—	0.6	—	0.6
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.2)	—	—	0.5	0.3	—	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Balance at August 31, 2020	1.7	$0.0	32.5	$0.4	$622.8	$(47.5)	$903.1	$(332.8)	$1,146.0	$1.4	$1,147.4
Net Income (loss)	—	—	—	—	—	—	35.1	—	35.1	0.1	35.2
Foreign currency translation adjustment	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Pension and post-retirement adjustments (net of tax of $1.8)	—	—	—	—	—	5.4	—	—	5.4	—	5.4
Stock-based compensation	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(1.5)	—	—	3.1	1.6	—	1.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Balance at November 30, 2020	1.7	$0.0	32.6	$0.4	$624.3	$(41.7)	$933.1	$(329.7)	$1,186.4	$1.5	$1,187.9
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30,	November 30,
	2020	2019
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$(4.7)	$12.5
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	3.5	4.3
Provision for losses on inventory	6.4	7.9
Provision for losses on royalty advances	2.8	2.4
Amortization of prepublication costs	12.7	13.0
Depreciation and amortization	33.4	32.1
Amortization of pension and postretirement actuarial gains and losses	(0.1)	0.4
Deferred income taxes	(0.6)	(0.3)
Stock-based compensation	3.7	2.4
Income from equity-method investments	(5.4)	(3.0)
(Gain) loss on sale of assets	(6.6)	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(63.0)	(78.3)
Inventories	(36.6)	(41.5)
Prepaid expenses and other current assets	(7.9)	(11.1)
Income tax receivable	(1.8)	1.9
Royalty advances	(5.8)	(7.3)
Accounts payable	11.1	(4.6)
Accrued income taxes	1.5	(0.1)
Accrued royalties	21.4	12.7
Deferred revenue	33.0	59.6
Other assets and liabilities	23.1	11.3
Net cash provided by (used in) operating activities	20.1	14.3

Cash flows - investing activities:
Prepublication expenditures	(10.2)	(14.4)
Additions to property, plant and equipment	(26.2)	(30.7)
Net proceeds from sale of assets	12.3	—
Acquisition of land	—	(3.3)
Net cash provided by (used in) investing activities	(24.1)	(48.4)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	2.1	22.8
Repayments of lines of credit, credit agreement and revolving loan	(26.9)	(14.2)
Repayment of capital lease obligations	(1.2)	(0.9)
Reacquisition of common stock	—	(19.6)
Proceeds pursuant to stock-based compensation plans	—	0.3
Payment of dividends	(10.3)	(10.5)
Other	0.1	—
Net cash provided by (used in) financing activities	(36.2)	(22.1)
Effect of exchange rate changes on cash and cash equivalents	3.0	(0.1)

Net increase (decrease) in cash and cash equivalents	(37.2)	(56.3)
Cash and cash equivalents at beginning of period	393.8	334.1
Cash and cash equivalents at end of period	$356.6	$277.8
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

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. While the Company generally experiences a loss from operations in the first and third quarters of each fiscal year, the second quarter of fiscal 2021, ending November 30, 2020, which is traditionally an income quarter, was negatively impacted by the COVID-19 pandemic, particularly in the book fairs channel. Presently, there remain many uncertainties concerning the timing of and any patterns which may emerge from school instruction, whether in-school, remote or hybrid, for the remaining school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the third quarter of fiscal 2021 will depend on the actual timing and emerging patterns of such school instruction throughout the United States.

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
•Royalty advance reserves and royalty expense accruals

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

•Impairment testing for goodwill, intangible and other long-lived assets and investments
•Assets and liabilities acquired in business combinations
•Variable consideration related to anticipated returns
•Allocation of transaction price to performance obligations

Sale of Long-lived Assets

During the second quarter of fiscal 2021, there were no sales of long-lived assets.

During the first quarter of fiscal 2021, the company-owned facility located in Danbury, Connecticut was sold and the Company relocated the book fairs warehousing and distribution operations conducted in Danbury to a warehouse in Allentown, Pennsylvania. The long-lived assets related to the Danbury facility, which consisted of land, building, and building improvements, were included in the Overhead segment. These assets had a carrying value of $5.7 and were classified as held for sale for the fiscal year ended May 31, 2020. The net proceeds from the sale were $12.3 and the Company recognized a gain on sale of $6.6. This amount is included within Gain (loss) on sale of assets and other within the Company's Condensed Consolidated Statements of Operations.

Assets Held For Sale

The Company committed to a plan to sell the UK distribution centers located in Witney and Southam to consolidate the operations into a new facility in Warwickshire which is currently under construction. These assets are included in the International segment. The Company expects the sale of these facilities to be completed within one year and to recognize a gain on sale. The long-lived assets which consist of land, building, and building improvements are classified as held for sale. These assets are carried at the lower of carrying value or fair value less costs to sell and no additional depreciation is being recognized. As of November 30, 2020, the carrying amounts totaled $3.3 which are included in Property, plant and equipment, net within the Company's Condensed Consolidated Balance Sheets.

The Company will continue to identify opportunities to reduce its real estate footprint related to owned and leased properties.

New Accounting Pronouncements

There were no new accounting pronouncements in the second fiscal quarter of 2021 which would impact the Company. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

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

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s disaggregated revenues by region and domestic channel:

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
U.S. Book Clubs	$66.9	$85.9	$72.7	$93.9
U.S. Book Fairs	47.7	224.1	60.9	251.6
U.S. Trade	116.4	93.5	182.2	161.2
U.S. Education	67.3	69.8	120.8	118.2
Non-U.S. Major Markets(1)	83.1	94.6	139.7	150.9
Non-U.S. Other Markets(2)	24.8	29.3	45.1	54.0
Total Revenues	$406.2	$597.2	$621.4	$829.8
(1) - Includes Canada, UK, Australia and New Zealand.
(2) - Primarily includes markets in Asia.

Estimated Returns

A liability for expected returns of $54.5, $43.5, and $42.4 is recorded within Other accrued expenses as of November 30, 2020, May 31, 2020, and November 30, 2019, respectively. In addition, a return asset of $3.3, $2.7, and $2.6 is recorded within Prepaid expenses and other current assets as of November 30, 2020, May 31, 2020, and November 30, 2019, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The Company recognized revenue which was included in the opening deferred revenue balance in the amount of $24.2 and $46.9 for the three months ended November 30, 2020 and November 30, 2019, respectively, and $41.1 and $74.0 for the six months ended November 30, 2020 and November 30, 2019, respectively.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2020	$19.9
Current period provision	1.4
Write-offs and other	(0.4)
Balance as of August 31, 2020	$20.9
Current period provision	2.1
Write-offs and other	(1.8)
Balance as of November 30, 2020	$21.2

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

The following table sets forth information for the Company's segments for the fiscal quarters ended November 30, 2020 and November 30, 2019:

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended November 30, 2020
Revenues	$240.3	$67.5	$—	$307.8	$98.4	$406.2
Bad debt expense	(0.1)	1.3	—	1.2	0.9	2.1
Depreciation and amortization (2)	6.6	3.3	11.9	21.8	1.6	23.4
Segment operating income (loss)	37.7	11.9	(20.0)	29.6	19.2	48.8
Expenditures for other noncurrent assets (3)	9.6	3.2	8.1	20.9	3.1	24.0
Three months ended November 30, 2019
Revenues	$413.6	$69.9	$—	$483.5	$113.7	$597.2
Bad debt expense	1.1	0.8	—	1.9	0.8	2.7
Depreciation and amortization (2)	6.5	3.4	10.9	20.8	1.8	22.6
Segment operating income (loss)	109.6	6.2	(22.4)	93.4	11.7	105.1
Expenditures for other noncurrent assets (3)	14.7	5.0	10.6	30.3	5.8	36.1

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth information for the Company's segments for the fiscal periods ended November 30, 2020 and November 30, 2019:

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Six months ended November 30, 2020
Revenues	$331.2	$121.1	$—	$452.3	$169.1	$621.4
Bad debt expense	0.1	1.4	—	1.5	2.0	3.5
Depreciation and amortization (2)	13.2	6.4	23.4	43.0	3.1	46.1
Segment operating income (loss)	8.5	9.7	(50.8)	(32.6)	24.4	(8.2)
Segment assets at November 30, 2020	607.1	212.8	957.4	1,777.3	329.6	2,106.9
Goodwill at November 30, 2020	47.3	68.2	—	115.5	10.1	125.6
Expenditures for other noncurrent assets (3)	21.7	6.3	18.9	46.9	6.6	53.5
Other non-current assets at November 30, 2020 (3)	171.0	123.7	487.2	781.9	86.4	868.3

Six months ended November 30, 2019
Revenues	$523.2	$118.3	$—	$641.5	$188.3	$829.8
Bad debt expense	1.6	0.8	—	2.4	1.9	4.3
Depreciation and amortization (2)	13.2	6.5	21.9	41.6	3.5	45.1
Segment operating income (loss)	67.9	(7.2)	(51.0)	9.7	8.0	17.7
Segment assets at November 30, 2019	674.6	196.1	846.8	1,717.5	314.2	2,031.7
Goodwill at November 30, 2019	47.2	68.2	—	115.4	10.0	125.4
Expenditures for other noncurrent assets (3)	28.7	9.6	18.2	56.5	12.7	69.2
Other non-current assets at November 30, 2019 (3)	219.6	122.4	514.3	856.3	98.6	954.9

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
(3)    Other noncurrent assets include property, plant and equipment, prepublication assets, cloud computing costs, royalty advances, goodwill, intangible assets and investments. Expenditures for other noncurrent assets for the International segment include expenditures for long-lived assets of $1.5 and $4.2 for the three months ended November 30, 2020 and 2019, respectively, and $3.5 and $9.9 for the six months ended November 30, 2020 and 2019. Other noncurrent assets for the International segment include long-lived assets of $46.6 and $66.8 as of November 30, 2020 and 2019, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	November 30, 2020	May 31, 2020	November 30, 2019
US Revolving Loan	$175.0	$200.0	$—
Unsecured lines of credit (weighted average interest rates of 4.4%, 4.6% and 3.8%, respectively)	8.4	7.9	13.5
UK Loan	11.4	10.6	2.6
Total debt	$194.8	$218.5	$16.1
Less lines of credit, short-term debt and current portion of long-term debt	(19.8)	(7.9)	(13.5)
Total long-term debt	$175.0	$210.6	$2.6

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of November 30, 2020 for the twelve-month periods ended November 30:

2021	$19.8
2022	175.0
2023	—
2024	—
2025	—
Thereafter	—
Total debt	$194.8

US Loan Agreement

On December 16, 2020, the Company entered into an amendment to its existing loan agreement, which includes adjustments to, and suspension of, certain covenant thresholds, as well as a reduction in maximum commitments to $250.0. The amendment was executed in order to avoid noncompliance with certain covenants in the existing agreement at November, 30, 2020 due to the temporary impacts of COVID-19. Refer to Note 17, Subsequent Events, for further discussion of Amendment No. 1 to the Loan Agreement which temporarily supersedes certain terms described below for the existing loan agreement.

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

As of November 30, 2020, the indicated spread on Base Rate Advances was 0.175% and the indicated spread on Eurodollar Advances was 1.175%, both based on the Company’s prevailing consolidated debt to total capital ratio.
The Loan Agreement also provides for the payment of a facility fee in respect of the aggregate amount of revolving credit commitments ranging from 0.20% to 0.40% per annum based upon the Company’s prevailing consolidated debt to total capital ratio. At November 30, 2020, the facility fee rate was 0.20%.
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
As of November 30, 2020, the Company had outstanding borrowings of $175.0 under the Loan Agreement. The Company incurred this obligation in the fourth quarter of fiscal 2020 as a precautionary measure due to the uncertainty resulting from the COVID-19 pandemic. While this obligation is not due until the January 5, 2022 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. No borrowings were outstanding under the Loan Agreement as of November 30, 2019.

At November 30, 2020, the Company had open standby letters of credit totaling $4.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $3.9 under the domestic credit lines discussed below.

UK Loan Agreement

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of a new UK facility. The loan has a maturity date of July 31, 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of November 30, 2020, the Company had $2.7 outstanding on the loan.

On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 to fund the construction of the new UK facility. The loan has a maturity date of July 31, 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of November 30, 2020, the Company had $8.7 outstanding on the loan and no remaining available credit under this facility.

Lines of Credit

As of November 30, 2020, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of November 30, 2020, May 31, 2020 and November 30, 2019. As of November 30, 2020, availability under these unsecured money market bid rate credit lines totaled $6.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2020, the Company had various local currency international credit lines totaling $36.7 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $8.4 at November 30, 2020 at a weighted average interest rate of 4.4%, $7.9 at May 31, 2020 at a weighted average interest rate of 4.6%, and $13.5 at November 30, 2019 at a weighted average interest rate of 3.8%. As of November 30, 2020, the amounts available under these facilities totaled $28.3. These

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

5. COMMITMENTS AND CONTINGENCIES

COVID-19
The COVID-19 pandemic and actions taken, or which may be taken in the future following any easing of current restrictions based on the future course of the pandemic, by governments, businesses and individuals to limit the spread of the virus may continue to have an adverse effect on the Company’s results of operations and financial condition.

The Company is not currently aware of any loss contingencies related to the foregoing that would require recognition in the second quarter of fiscal 2021.

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

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2020	2019	2020	2019
Net income (loss) attributable to Class A and Common Stockholders	$35.1	$70.9	$(4.7)	$12.5
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.3	34.8	34.3	34.8
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions) *	0.1	0.3	*	0.4
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.4	35.1	34.3	35.2
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$1.02	$2.04	$(0.14)	$0.36
Diluted	$1.02	$2.02	$(0.14)	$0.35

* The Company experienced a net loss for the six month period ended November 30, 2020 and therefore did not report any dilutive share impact.

Net income (loss) attributable to Class A and Common Stockholders excludes earnings of less than $0.1 and $0.1 for the three month periods ended November 30, 2020 and November 30, 2019, respectively, and less than $0.1 for the six month period ended November 30, 2019, for earnings attributable to participating restricted stock units. The Company experienced a loss for the six month period ended November 30, 2020 and therefore did not allocate any loss to the participating restricted stock units.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2020	November 30, 2019
Options outstanding pursuant to stock-based compensation plans (in millions)	5.2	3.0

On October 1, 2020, the Company made an additional stock option grant to employees as a non-cash incentive.

There were 2.8 million of potentially anti-dilutive shares pursuant to stock-based compensation plans as of November 30, 2020.

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

As of November 30, 2020, $67.3 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 11, Treasury Stock, for a more complete description of the Company’s share buy-back program.

7. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

	November 30, 2020	May 31, 2020	November 30, 2019
Gross beginning balance	$164.5	$164.8	$164.8
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$124.9	$125.2	$125.2
Additions	—	—	—
Foreign currency translation	0.7	(0.3)	0.2
Ending balance	$125.6	$124.9	$125.4

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	November 30, 2020	May 31, 2020	November 30, 2019
Beginning balance other intangibles subject to amortization	$10.5	$12.2	$12.2
Additions	—	1.6	—
Amortization expense	(1.2)	(3.2)	(1.5)
Foreign currency translation	0.4	(0.1)	0.0
Total other intangibles subject to amortization, net of accumulated amortization of $31.3, $30.1 and $28.4, respectively	$9.7	$10.5	$10.7
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$11.8	$12.6	$12.8

There were no additions to intangible assets within the six months ended November 30, 2020.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In fiscal 2020, the Company purchased a U.S.-based book fair business resulting in $1.6 of amortizable intangible assets.

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 5.6 years.

There were no impairment charges related to Intangible assets in any of the periods presented.

8. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2020	May 31, 2020	November 30, 2019	Segment
Equity method investments	$32.5	$25.0	$26.0	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$38.5	$31.0	$32.0

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

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $4.6 and $2.0 for the three months ended November 30, 2020 and November 30, 2019, respectively, and $5.4 and $3.0 for the six months ended November 30, 2020 and November 30, 2019, respectively.

9. EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for the periods indicated under the Company’s defined benefit pension plan of Scholastic Ltd., an indirect subsidiary of Scholastic Corporation located in the United Kingdom (the “UK Pension Plan”), and the postretirement benefits plan, consisting of certain healthcare and life insurance benefits provided by the Company to its eligible retired United States-based employees (the “US Postretirement Benefits”), for the periods indicated:

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Interest cost	$0.1	$0.2	$0.1	$0.1
Expected return on assets	(0.2)	(0.3)	—	—
Net amortization of prior service (credit) cost	0.0	0.0	(0.2)	(0.1)
Amortization of (gains) losses	0.2	0.3	0.0	0.0
Total	$0.1	$0.2	$(0.1)	$0.0

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	UK Pension Plan		US Postretirement Benefits
	Six months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Interest cost	$0.3	$0.4	$0.2	$0.3
Expected return on assets	(0.4)	(0.5)	—	—
Net amortization of prior service (credit) cost	0.0	0.0	(0.2)	(0.1)
Amortization of (gains) losses	0.3	0.5	0.0	0.0
Total	$0.2	$0.4	$0.0	$0.2

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the six months ended November 30, 2020, the Company contributed $0.6 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.0 to the UK Pension Plan for the fiscal year ending May 31, 2021.

In the second quarter of fiscal 2021, the Company announced a change in benefits for certain US postretirement benefit plan participants. Beginning January 1, 2021, the plan will establish Health Reimbursement Accounts (HRAs) to provide these participants with additional flexibility to choose healthcare options based on individual needs. As a result of this change, the Company remeasured its Postretirement Benefit obligation as of November 30, 2020, and recognized a reduction of $7.6 to its benefit obligation and a reduction to its accumulated comprehensive loss of $7.6 in the second quarter of fiscal 2021. The related prior service credit will be amortized as a Component of net periodic benefit (cost) over the average remaining life expectancy of plan participants of approximately 12 years.

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
Stock option expense	$2.5	$0.4	$2.8	$1.0
Restricted stock unit expense	0.5	0.4	0.7	1.2
Management stock purchase plan	0.0	0.0	0.0	0.0
Employee stock purchase plan	0.0	0.1	0.1	0.2
Total stock-based compensation expense	$3.0	$0.9	$3.6	$2.4

On October 1, 2020, the Company made an additional stock option grant to employees as a non-cash incentive.

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.1	0.1	0.1

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the Board authorizations at the dates indicated:

Authorizations	Amount
March 2018	$50.0
March 2020	50.0
Total current Board authorizations at June 1, 2020	$100.0
Less repurchases made under these authorizations	$(32.7)
Remaining Board authorization at November 30, 2020	$67.3

Remaining Board authorization at November 30, 2020 represents the amount remaining under the Board authorization for Common share repurchases on March 21, 2018 and the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

There were no repurchases of the Company's Common Stock for the three and six months ended November 30, 2020. The Company’s repurchase program is temporarily suspended at this time due to COVID-19 uncertainties.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended November 30, 2020
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2020	$(39.3)	$(8.2)	$(47.5)
Other comprehensive income (loss) before reclassifications	0.4	5.3	5.7
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service credit (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	0.4	5.4	5.8
Ending balance at November 30, 2020	$(38.9)	$(2.8)	$(41.7)

	Three months ended November 30, 2019
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2019	$(49.1)	$(12.4)	$(61.5)
Other comprehensive income (loss) before reclassifications	3.9	—	3.9
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other comprehensive income (loss)	3.9	0.2	4.1
Ending balance at November 30, 2019	$(45.2)	$(12.2)	$(57.4)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Six months ended November 30, 2020
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2020	$(50.0)	$(8.3)	$(58.3)
Other comprehensive income (loss) before reclassifications	11.1	5.3	16.4
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service credit (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	11.1	5.5	16.6
Ending balance at November 30, 2020	$(38.9)	$(2.8)	$(41.7)

	Six months ended November 30, 2019
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2019	$(47.1)	$(12.6)	$(59.7)
Other comprehensive income (loss) before reclassifications	1.9	—	1.9
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.5	0.5
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other comprehensive income (loss)	1.9	0.4	2.3
Ending balance at November 30, 2019	$(45.2)	$(12.2)	$(57.4)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Six months ended		Condensed Consolidated Statements of Operations line item
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
Employee benefit plans:
Amortization of unrecognized (gain) loss	$0.2	$0.3	$0.3	$0.5	Other components of net periodic benefit (cost)
Amortization of prior service credit	(0.2)	(0.1)	(0.2)	(0.1)	Other components of net periodic benefit (cost)
Less: Tax effect	0.1	0.0	0.1	0.0	Provision (benefit) for income taxes
Total cost, net of tax	$0.1	$0.2	$0.2	$0.4

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

14. INCOME TAXES AND OTHER TAXES

Tax Legislation Updates

In response to the COVID-19 pandemic, many governments have enacted or are contemplating additional measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws as well as providing direct government assistance through grants and forgivable loans.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company expects to benefit from certain provisions in the CARES Act, including the provision to carry back net operating losses generated in the U.S. to previous periods which were taxed at the higher 35% federal corporate tax rate and provisions related to the Employee Retention Credit, which was created by the CARES Act to encourage entities to keep employees on their payroll despite experiencing economic hardship due to the COVID-19 pandemic. The Company is deferring employer-side social security payments which have resulted in a long term liability of $8.7 as of November 30, 2020. Internationally, the Company is applying for employee retention credits when applicable and appropriate.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% and imposed a new minimum tax on Global Intangible Low-Taxed Income ("GILTI") earned by foreign subsidiaries. On July 20, 2020, final regulations were issued for GILTI which include a high-tax exception for income earned by foreign subsidiaries if the foreign tax rate is in excess of 90% of the U.S. tax rate of 21%. While the Company does not anticipate a material impact on the overall income tax provision, the final regulations, specifically the high-tax exception, will reduce taxable income.

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

The Company's interim effective tax rate, inclusive of discrete items, was 26.1% for the three month period ended November 30, 2020 and 9.5% for the six month period ended November 30, 2020. The effective tax rate for the six month period ended November 30, 2020 varies from the statutory tax rate primarily due to employee stock option cancellations and additional GILTI inclusions.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities and the fiscal 2015 through fiscal 2019 tax years remain open. The Company has been notified by the IRS that there will be an examination of the income tax return for fiscal 2015.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and it recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of November 30, 2020 and November 30, 2019 were $29.2 and $26.0, respectively. A net unrealized loss of $1.1 and a net unrealized gain $0.3 were recognized for the six months ended November 30, 2020 and November 30, 2019, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

16. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	November 30, 2020	May 31, 2020	November 30, 2019
Accrued payroll, payroll taxes and benefits	$38.6	$38.8	$41.7
Accrued bonus and commissions	10.6	12.1	13.3
Returns liability	54.5	43.5	42.4
Accrued other taxes	24.5	22.9	30.2
Accrued advertising and promotions	12.7	9.9	12.3
Other accrued expenses	42.1	34.3	38.3
Total accrued expenses	$183.0	$161.5	$178.2

17. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2021. The dividend is payable on March 15, 2021 to shareholders of record as of the close of business on January 29, 2021.

On December 16, 2020, the Company and its principal operating subsidiary, Scholastic Inc., entered into an amendment to its existing credit agreement with a syndicate of banks and Bank of America, N.A., as administrative agent, which includes adjustments to, and suspension of, certain covenant thresholds.

The principal revised terms of the credit agreement effected by the amendment include the following:
•The aggregate maximum commitments of the lenders have been reduced to $250.0, of which a maximum of $225.0 is available until the Company satisfies the pre-amendment covenants in the credit agreement and a new covenant requiring Consolidated Liquidity (as defined) of a minimum amount of $200.0;
•The minimum interest coverage covenant is suspended until after the end of the Company’s fourth fiscal quarter ending May 31, 2021;
•The securitization of the Company’s inventory and accounts receivable;
•A modified limitation on asset sales (not to exceed 10% of Consolidated Total Assets, as defined, excluding sale of collateral);
•A facility fee rate of 0.40%;
•A limitation on Acquisitions (as defined) to an aggregate amount of $25.0 per fiscal year;
•Modification of the interest rate and fees during the remaining period of the credit facility, pursuant to which the revised interest rate is equal to 2.25% for any Eurodollar Rate Advance and 1.25% with respect to any Base Rate Advance, until receipt of the Company's financial statements and related certificates for the fiscal year ending May 31, 2021, and 1.60% for any Eurodollar Rate Advance and 0.60% for any Base Rate Advance drawn after the delivery by the Company of its financial statements and related certificates for the fiscal year ending May 31, 2021.
•A limit on quarterly cash dividends of $5.2 per fiscal quarter plus the dollar amount of all cash dividends payable (at the rate applicable as of the First Amendment Effective Date) in such fiscal quarter in respect of capital stock of the Company issued after the First Amendment Effective Date as a result of the regular vesting or exercise of issued and outstanding stock awards in the normal course of business. Other restricted payments (e.g., for share repurchases, etc.) are limited to the "builder basket" and leverage construct in the pre-amendment credit agreement together with an additional requirement that the Company have Consolidated Liquidity (as defined) that exceeds $300.0. Prior to the Agent's receipt of the Company's financial statements for the fiscal year ending May 31, 2021, use of this restricted payment basket (apart from dividends) is capped at $30.0.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the second quarter ended November 30, 2020 were $406.2 million, compared to $597.2 million in the prior fiscal year quarter, a decrease of $191.0 million. The Company reported net earnings per diluted share of Class A and Common Stock of $1.02 in the second quarter of fiscal 2021, compared to $2.02 in the prior fiscal year quarter.

During the second quarter ended November 30, 2020, the Company continued to reduce its operating costs, right-size its employee base, and match inventory purchases to customer demand to help mitigate the impact of lower fairs’ revenues on its profitability and cash position. While the book fairs channel continued to have a significant decline in sales, as schools were generally not hosting in-person book fairs as a result of coronavirus concerns and restrictions and the resulting patterns of school instruction, operating income improved over the prior fiscal year quarter for a majority of the Company's other businesses in the U.S. and internationally. The trade channel continued to exceed prior fiscal year quarter results as new titles were released in the fiscal quarter ended November 30, 2020, including Dav Pilkey's Dog Man: Grime and Punishment and The Ickabog® by J.K. Rowling, in addition to increased sales of other best-selling trade titles. The Company also benefited from higher revenues within the Education segment, excluding the custom publishing magazine business which is winding down, from products including Grab and Go reading packs, teaching resources workbooks, and digital product subscriptions.

The Company has identified opportunities for additional savings in the second half of the fiscal year, which cost-cutting actions, along with the continued expectation of increased performance in the Company’s trade and education businesses, are expected to help mitigate the impact of lower expected book fairs revenues in the third fiscal quarter. Scheduled new releases in the second half of fiscal 2021 are expected to continue to position the trade business for further growth, and the Company’s growing media and entertainment business, through its production partnerships and the licensing of the Company's content and characters, is expected to continue to complement the Company’s book sales.

Results of Operations

Consolidated

Revenues for the quarter ended November 30, 2020 decreased to $406.2 million, compared to $597.2 million in the prior fiscal year. The Children's Book Publishing and Distribution segment revenues decreased by $173.3 million, primarily driven by lower book fairs channel revenues due to lower in-person fair count as schools were not hosting fairs on-site due to COVID-19, partially offset by increased trade channel revenues driven by the release of a number of best-selling frontlist titles combined with higher backlist sales from best-selling series. In the Education segment, revenues decreased by $2.4 million, primarily due to the wind down of the custom publishing magazine business, partially offset by increased sales of Grab and Go reading packs and digital product subscriptions as well as higher sales in the teaching resources business. In local currency, the International segment revenues decreased by $17.8 million, primarily driven by lower revenues in the book fairs channels in Canada and the UK and lower direct-to-home sales in Asia, partially offset by increased revenues in the trade channel across all international markets. International segment revenues were impacted by favorable foreign exchange of $2.5 million in the quarter ended November 30, 2020.

Revenues for the six months ended November 30, 2020 decreased to $621.4 million, compared to $829.8 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues decreased by $192.0 million, primarily driven by lower book fairs channel revenues due to lower in-person fair count as schools were not hosting fairs on-site due to COVID-19, partially offset by increased trade channel revenues driven by the release of a number of best-selling frontlist titles combined with higher backlist sales from best-selling series. In the Education segment, revenues increased by $2.8 million, primarily due to higher sales of digital products in literacy programs and take-home Grab and Go reading packs, as well as higher sales in the teaching resources business, partially offset by the wind down of the customer publishing magazine business. In local currency, the International segment revenues decreased by $22.1 million, primarily driven by lower revenues in the school-based channels in Canada, lower book fairs channel revenues in the UK and lower direct-to-home sales in Asia, partially offset by increased revenues in the trade channel across all international markets. International segment revenues were impacted by favorable foreign exchange of $2.9 million in the period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Components of Cost of goods sold for the three and six months ended November 30, 2020 and November 30, 2019 are as follows:

	Three months ended November 30,				Six months ended November 30,
	2020		2019		2020		2019
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$104.7	25.8%	$152.5	25.5%	$165.6	26.6%	$220.7	26.5%
Royalty costs	40.3	9.9%	40.5	6.8%	63.7	10.3%	62.8	7.6%
Prepublication amortization	6.6	1.6%	7.1	1.2%	13.1	2.1%	13.7	1.7%
Postage, freight, shipping, fulfillment and other	47.7	11.8%	64.2	10.8%	80.1	12.9%	104.2	12.6%
Total	$199.3	49.1%	$264.3	44.3%	$322.5	51.9%	$401.4	48.4%

Cost of goods sold for the quarter ended November 30, 2020 was $199.3 million, or 49.1% of revenues, compared to $264.3 million, or 44.3% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily driven by the sales decline in the book fairs channel, which traditionally has a higher mix of non-royalty bearing titles, coupled with higher trade sales which typically have a higher royalty rate. In addition, postage costs as a percentage of revenues increased in the school-based channels due to higher volumes of direct ship-to-home.

Cost of goods sold for the six months ended November 30, 2020 was $322.5 million, or 51.9% of revenues, compared to $401.4 million, or 48.4% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily driven by the sales decline in the book fairs channel, which traditionally has a higher mix of non-royalty bearing titles, coupled with higher trade sales which typically have a higher royalty rate.

Selling, general and administrative expenses in the quarter ended November 30, 2020 decreased to $137.0 million, compared to $210.6 million in the prior fiscal year quarter. The $73.6 million decrease was due to the Company's COVID-related cost-saving program, which included, but was not limited to, restructuring initiatives resulting in lower employee-related expenses, participation in government subsidy programs, when applicable, both domestically and internationally, lower spending on non-essential projects, and limitations on expenditures related to travel, events and conferences, in addition to lower contracted services within technology operations. A substantial portion of the cost-saving program is expected to bring permanent improvements to the Company's cost structure to meet the current economic environment and provide opportunities for profitability as normal sales levels return.

Selling, general and administrative expenses in the six months ended November 30, 2020 decreased to $258.5 million, compared to $373.7 million in the prior fiscal year period. The $115.2 million decrease was due to the Company's COVID-related cost-saving program, which included employee furlough and reduced work week programs, participation in government subsidy programs and restructuring initiatives, resulting in lower employee-related expenses, reduced technology-related spending, improvements in operating and financial processes, and other efforts to lower the Company's overall cost base. A substantial portion of the cost-saving program is expected to bring permanent improvements to the Company's cost structure to meet the current economic environment and provide opportunities for profitability as normal sales levels return. The majority of the employee short-term furlough and reduced work week programs were discontinued at the end of the first quarter of fiscal 2021.

Depreciation and amortization expenses in the three and six months ended November 30, 2020 were $15.8 million and $31.3 million, respectively, which were comparable to $15.4 million and $30.8 million, respectively, in the prior fiscal year periods.

Severance expense in the quarter ended November 30, 2020 was $5.3 million, compared to $1.8 million in the prior fiscal year quarter, which included charges related to cost-reduction and restructuring programs of $5.2 million and $0.9 million for the three months ended November 30, 2020 and November 30, 2019, respectively.

Severance expense in the six months ended November 30, 2020 was $17.3 million, compared to $6.2 million in the prior fiscal year period, which included charges related to cost-reduction and restructuring programs of $17.2 million and $3.7 million for the six months ended November 30, 2020 and November 30, 2019, respectively.

Net interest expense in the quarter ended November 30, 2020 was $1.2 million compared to Net interest income of less than $0.1 million in the prior fiscal year quarter. Net interest expense in the six months ended November 30, 2020 was $2.4 million compared to Net interest income of $0.7 million in the prior fiscal year period. The increase in Net interest expense for the three and six months ended November 30, 2020 was primarily due to interest expense on long-term debt borrowings.

The Company’s effective tax rate for the quarter ended November 30, 2020 was 26.1%, compared to 32.2% in the prior fiscal year quarter. The Company’s effective tax rate for the six month period ended November 30, 2020 was 9.5%, compared to 29.2% in the prior fiscal year period.

Net income for the quarter ended November 30, 2020 decreased by $35.9 million to $35.2 million, compared to Net income of $71.1 million in the prior fiscal year quarter. Earnings per basic and diluted share of Class A and Common Stock was $1.02 and $1.02, respectively, for the fiscal quarter ended November 30, 2020, compared to earnings per basic and diluted share of Class A and Common Stock of $2.04 and $2.02, respectively, in the prior fiscal year quarter.

Net loss for the six months ended November 30, 2020 was $4.6 million, an increase of $17.2 million compared to Net income of $12.6 million in the prior fiscal year period. Net loss per basic and diluted share of Class A and Common Stock was $0.14 and $0.14, respectively, in the six month period ended November 30, 2020, compared to earnings per basic and diluted share of Class A and Common Stock of $0.36 and $0.35, respectively, in the prior fiscal year period.

Net income attributable to noncontrolling interest for the three and six months ended November 30, 2020 was $0.1 million. Net income attributable to noncontrolling interest for the three and six months ended November 30, 2019 was $0.1 million.

Children’s Book Publishing and Distribution

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2020	2019	change	change	2020	2019	change	change
Revenues	$240.3	$413.6	$(173.3)	(41.9)%	$331.2	$523.2	$(192.0)	(36.7)%
Cost of goods sold	118.5	171.5	(53.0)	(30.9)%	173.1	237.0	(63.9)	(27.0)%
Other operating expenses (1)	84.1	132.5	(48.4)	(36.5)%	149.6	218.3	(68.7)	(31.5)%
Operating income (loss)	$37.7	$109.6	$(71.9)	(65.6)%	$8.5	$67.9	$(59.4)	(87.5)%
Operating margin	15.7%	26.5%			2.6%	13.0%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2020 decreased by $173.3 million to $240.3 million, compared to $413.6 million in the prior fiscal year quarter. The decrease in segment revenues is primarily driven by lower book fairs channel revenues of $176.4 million due to significantly lower in-person fair count as schools were not hosting fairs on-site due to COVID-19. Book clubs channel revenues decreased $19.0 million due to a slow start in the early back-to-school period as a result of delays and disruptions in school openings, partially offset by increased direct ship-to-home order fulfillment. Trade channel revenues increased by $22.1 million driven by the release of a number of best-selling frontlist titles, including The Ickabog by J.K. Rowling, Dog Man: Grime and Punishment by Dav Pilkey, All Because You Matter by Tami Charles and Three Keys by Kelly Yang, combined with increased backlist sales from best-selling series including Harry Potter, Dog Man, Hunger Games, Captain Underpants, The Bad Guys, and The Baby-Sitters Club® Graphix.

Revenues for the six months ended November 30, 2020 decreased by $192.0 million to $331.2 million, compared to $523.2 million in the prior fiscal year period. The decrease in segment revenues is primarily driven by lower book fairs channel revenues of $190.7 million, due to lower in-person fair count as schools were not able to host fairs on-site due to COVID-19, and lower book clubs channel revenues of $21.2 million due to

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
declines in sponsor engagement and COVID-impacted delays in school reopenings. Trade channel revenues increased by $19.9 million, primarily due to sales of top-selling titles including The Ickabog®, Dog Man: Grime and Punishment, The Ballad of Songbirds and Snakes (A Hunger Games Novel), Logan Likes Mary Anne! (The Baby-Sitters Club® Graphix #8), Harry Potter and the Sorcerer’s Stone: MinaLima Edition, coupled with increased sales of workbooks within the Scholastic Early LearnersTM and BOB Books® lines and higher backlist and audio book sales.

Cost of goods sold for the quarter ended November 30, 2020 was $118.5 million, or 49.3% of revenues, compared to $171.5 million, or 41.5% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily driven by the sales decline in the book fairs channel which traditionally has a higher mix of non-royalty bearing titles, coupled with higher trade sales which typically have a higher royalty rate. In addition, postage costs as a percentage of revenues increased in the school-based channels due to higher volumes of direct ship-to-home sales.

Cost of goods sold for the six months ended November 30, 2020 was $173.1 million, or 52.3% of revenues, compared to $237.0 million, or 45.3% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily driven by the sales decline in the book fairs channel which traditionally has a higher mix of non-royalty bearing titles, coupled with higher trade sales which typically have a higher royalty rate.

Other operating expenses for the quarter ended November 30, 2020 decreased to $84.1 million, compared to $132.5 million in the prior fiscal year quarter. The $48.4 million decrease was attributable to the cost-saving program, which resulted in a reduction in employee-related costs primarily within the book fairs channel and lower book clubs kit costs.

Other operating expenses for the six months ended November 30, 2020 decreased to $149.6 million, compared to $218.3 million in the prior fiscal year period. The $68.7 million decrease was attributable to the cost-saving program, which included employee furlough and reduced work week programs in the first fiscal quarter, resulting in a reduction in employee-related costs across all channels in the segment, in addition to lower book clubs kit costs and temporary closure of book fair distribution facilities.

Segment operating income for the quarter ended November 30, 2020 was $37.7 million, compared to $109.6 million in the prior fiscal year quarter. The decrease was primarily driven by the significant decline in book fairs channel revenues, partially offset by increased sales in the trade channel, coupled with the cost-saving program implemented by the Company.

Segment operating income for the six months ended November 30, 2020 was $8.5 million, compared to $67.9 million in the prior fiscal year period. The decrease was primarily driven by the significant decline in book fairs channel revenues, partially offset by increased sales in the trade channel, coupled with the cost-saving program implemented by the Company. The Company expects continued impact from COVID-19 and continues to monitor costs in the school channels, while simultaneously preparing itself to be in a position to respond to varied customer requirements which may continue to emerge as a result of the COVID-19 pandemic.

Education

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2020	2019	change	change	2020	2019	change	change
Revenues	$67.5	$69.9	$(2.4)	(3.4)%	$121.1	$118.3	$2.8	2.4%
Cost of goods sold	21.2	23.2	(2.0)	(8.6)%	43.8	44.1	(0.3)	(0.7)%
Other operating expenses (1)	34.4	40.5	(6.1)	(15.1)%	67.6	81.4	(13.8)	(17.0)%
Operating income (loss)	$11.9	$6.2	$5.7	91.9%	$9.7	$(7.2)	$16.9	234.7%
Operating margin	17.6%	8.9%			8.0%	—%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2020 decreased to $67.5 million, compared to $69.9 million in the prior fiscal year quarter, resulting in a decrease of $2.4 million. The Company is winding down the custom publishing magazine business, which resulted in a decrease of $2.8 million in revenues compared to the prior

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
fiscal year quarter. Excluding custom publishing business revenues, segment revenues increased $0.4 million driven by higher sales of the Company's line of Grab and Go reading packs to school districts and community-based organizations, as well as higher digital revenues for subscription products, which included Scholastic Literacy Pro®, F.I.R.S.T.® and BookFlix®. In addition, the Company's teaching resources business revenues increased from sales of products within its lines of jumbo workbooks and early readers. This increase was partially offset by lower sales of the Company's traditional classroom book collections and classroom magazines as many school districts chose to operate remotely.

Revenues for the six months ended November 30, 2020 increased to $121.1 million, compared to $118.3 million in the prior fiscal year period, resulting in an increase of $2.8 million. The Company is winding down the custom publishing magazine business, which resulted in a decrease of $4.8 million in revenues compared to the prior fiscal year period. Excluding custom publishing business revenues, segment revenues increased $7.6 million driven by higher sales of the Company's Grab and Go reading packs to school districts and community-based organizations as well as higher sales of instructional programs. Digital revenues also increased in the six months ended November 30, 2020, which included a large school district sale of Scholastic Literacy Pro® and F.I.R.S.T.®, digital programs for independent reading and foundational reading skills, respectively, coupled with higher sales of digital subscription products which included Scholastic Literacy Pro® and BookFlix®. In addition, the Company's teaching resources business revenues increased from sales of products within its lines of jumbo workbooks and early readers. This increase was partially offset by lower sales of the Company's traditional classroom book collections and classroom magazines as many school districts chose to operate remotely.

Cost of goods sold for the quarter ended November 30, 2020 was $21.2 million, or 31.4% of revenues, compared to $23.2 million, or 33.2% of revenues, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2020 was $43.8 million, or 36.2% of revenues, compared to $44.1 million, or 37.3% of revenues, in the prior fiscal year period. The decrease in Cost of goods sold as a percentage of revenues for the three and six months ended November 30, 2020 was primarily due to favorable product mix from higher digital sales and sales of take-home packs.

Other operating expenses for the quarter ended November 30, 2020 decreased to $34.4 million, compared to $40.5 million in the prior fiscal year quarter. Other operating expenses for the six months ended November 30, 2020 decreased to $67.6 million, compared to $81.4 million in the prior fiscal year period. The decrease in Other operating expenses for the three and six months ended November 30, 2020 was primarily related to a decrease in employee-related costs as a result of cost-saving measures implemented to mitigate the impact of COVID-19.

Segment operating income for the quarter ended November 30, 2020 was $11.9 million, compared to $6.2 million in the prior fiscal year quarter. The $5.7 million increase was primarily driven by the cost-saving measures taken to mitigate the impact of COVID-19.

Segment operating income for the six months ended November 30, 2020 was $9.7 million, compared to an operating loss of $7.2 million in the prior fiscal year period. The $16.9 million improvement was primarily driven by cost-saving measures taken to mitigate the impact of COVID-19, coupled with revenue increases in a number of the segment's business lines, including Grab and Go reading packs, digital product subscriptions, and teaching resources products.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
International

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2020	2019	change	change	2020	2019	change	change
Revenues	$98.4	$113.7	$(15.3)	(13.5)%	$169.1	$188.3	$(19.2)	(10.2)%
Cost of goods sold	50.5	59.3	(8.8)	(14.8)%	88.1	98.0	(9.9)	(10.1)%
Other operating expenses (1)	28.7	42.7	(14.0)	(32.8)%	56.6	82.3	(25.7)	(31.2)%
Operating income (loss)	$19.2	$11.7	$7.5	64.1%	$24.4	$8.0	$16.4	205.0%
Operating margin	19.5%	10.3%			14.4%	4.2%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended November 30, 2020 decreased to $98.4 million, compared to $113.7 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $17.8 million partially offset by favorable foreign exchange of $2.5 million. In Canada and the UK, local currency revenues decreased $11.4 million and $3.9 million, respectively, primarily due to lower book fair events held as a result of COVID-19 restrictions, partially offset by higher sales in the trade channel due in part to the new title releases. In Asia, local currency revenues decreased $5.2 million primarily driven by lower direct-to-home sales. Australia and New Zealand local currency revenues increased $2.1 million, driven by increased sales across all channels, due in part to the COVID-19 response efforts of those countries as compared to other countries. In addition, revenues from the foreign rights channel increased $1.7 million compared to the prior fiscal year quarter.

Revenues for the six months ended November 30, 2020 decreased to $169.1 million, compared to $188.3 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations decreased by $22.1 million partially offset by favorable foreign exchange of $2.9 million. In Canada, local currency revenues decreased $12.9 million, primarily driven by lower school-based channel sales as a result of COVID-19 restrictions, partially offset by increased sales of best-selling trade titles. In the UK, local currency revenues decreased $4.1 million, primarily due to lower volumes in the book fairs channel, partially offset by increased book clubs sales from parent-to-home orders, as well as increased sales of trade titles. In Asia, local currency revenues decreased $10.1 million primarily related to lower revenues from the direct sales channel due in part to the adverse impact of COVID-19. Australia and New Zealand local currency revenues increased $3.6 million, primarily on higher revenue from the trade and book clubs channels, partially offset by lower volumes in the book fairs channel. In addition, revenues from the foreign rights channel increased $2.1 million compared to the prior fiscal year period.

Cost of goods sold for the quarter ended November 30, 2020 was $50.5 million, or 51.3% of revenues, compared to $59.3 million, or 52.2% of revenues, in the prior fiscal year quarter. The lower cost of goods sold as a percentage of revenue was primarily driven by the book fairs channel which had lower fulfillment costs due to revenue declines.

Cost of goods sold for the six months ended November 30, 2020 was $88.1 million, or 52.1% of revenues, as compared to $98.0 million, or 52.0% of revenues, in the prior fiscal year period. Higher royalty costs due to a sales shift to trade titles with higher royalty rates were offset by lower fulfillment costs in the book fairs channel due to revenue declines.

Other operating expenses for the quarter ended November 30, 2020 were $28.7 million, compared to $42.7 million in the prior fiscal year quarter. Other operating expenses decreased $14.0 million primarily driven by lower employee-related expenses as a result of the cost-saving program implemented by the Company and the benefit of COVID-related governmental employee retention programs in Australia, Canada, and the UK which resulted in a subsidy of $2.8 million. The Company will continue to explore the applicability of employee retention programs country by country but expects such programs to wind down in the coming fiscal quarters. This decrease was partially offset by severance expense of $1.3 million related to the cost-reduction measures and branch consolidation costs of $0.3 million in the quarter ended November 30, 2020.

Other operating expenses for the six months ended November 30, 2020 were $56.6 million, compared to $82.3 million in the prior fiscal year period. Other operating expenses decreased $25.7 million primarily driven by lower

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
employee-related expenses as a result of the cost-saving program implemented by the Company and COVID-related governmental employee retention programs in Australia, Canada, and the UK which resulted in a subsidy of $8.2 million. This decrease was partially offset by severance expense of $2.3 million related to the cost-reduction measures and branch consolidation costs of $0.3 million in the six months ended November 30, 2020.

Segment operating income for the quarter ended November 30, 2020 was $19.2 million, compared to $11.7 million in the prior fiscal year quarter. Total local currency operating results across the Company's foreign operations increased $6.8 million, primarily driven by COVID-related governmental employee retention programs and lower employee-related costs as a result of cost-saving measures, in addition to increased trade channel revenues, partially offset by lower revenues in the book fairs and direct sales channels as well as severance expense.

Segment operating income for the six months ended November 30, 2020 was $24.4 million, compared to segment operating income of $8.0 million in the prior fiscal year period. Total local currency operating results across the Company's foreign operations increased $15.5 million, primarily driven by COVID-related governmental employee retention programs and lower employee-related costs as a result of cost-saving measures, in addition to increased trade channel revenues, partially offset by lower revenues in the book fairs and direct sales channels as well as severance expense.

Overhead

Unallocated overhead expense for the quarter ended November 30, 2020 decreased by $2.4 million to $20.0 million, from $22.4 million in the prior fiscal year quarter. The decrease was primarily attributable to lower employee-related costs, which included a COVID-related governmental employee retention credit, and lower contracted services within technology operations in an effort to mitigate the impact on operating income of lower sales volumes due to COVID-19, as well as the absence of a $1.0 million pretax charge in the prior fiscal year quarter relating to a settlement arising from an intellectual property producing agreement. This decrease was partially offset by severance expense related to the cost-saving program, which increased by $3.0 million to $3.9 million, compared to $0.9 million in the prior fiscal year quarter.

Unallocated overhead expense for the six months ended November 30, 2020 decreased by $0.2 million to $50.8 million, from $51.0 million in the prior fiscal year period. The decrease was primarily attributable to lower employee-related costs, which included a COVID-related governmental employee retention credit, and lower technology-related spending, including contracted services, in an effort to mitigate the impact on operating income of lower sales volumes due to COVID-19, as well as the absence of a $1.5 million settlement, without admission of liability, for an alleged patent infringement and a $1.0 million pretax charge related to a settlement arising from an intellectual property producing agreement in the prior fiscal year period. This decrease was partially offset by severance expense related to the cost-saving program, which increased by $11.2 million to $14.9 million, compared to $3.7 million in the prior fiscal year period.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. While the Company generally experiences a loss from operations in the first and third quarters of each fiscal year, the second quarter of fiscal 2021, ending November 30, 2020, which is traditionally an income quarter, was negatively impacted by the COVID-19 pandemic, particularly in the book fairs channel. Presently, there remain many uncertainties concerning the timing of and any patterns which may emerge from school instruction, whether in-school, remote or hybrid, for the remaining school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the third quarter of fiscal 2021 will depend on the actual timing and emerging patterns of such school instruction throughout the United States.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Liquidity and Capital Resources

Cash provided by operating activities was $20.1 million for the six months ended November 30, 2020, compared to cash provided by operating activities of $14.3 million for the prior fiscal year period, representing an increase in cash provided by operating activities of $5.8 million. While there were lower revenues in the six months ended November 30, 2020, the Company’s cost-savings initiatives continued to drive overall lower net spending levels and lower inventory purchases as it re-aligned its operations and staffing levels to adapt to lower COVID-related customer demand, especially in the book fairs channel. There was an overall reduction in general spending as part of the cost-saving program, such as lower payroll spending due to employee furlough programs, lower spending on non-essential projects, and limitations on expenditures related to travel, events and conferences. The Company intends to continue to limit certain spending in view of the economic uncertainty brought on by the global pandemic.

Cash used in investing activities was $24.1 million for the six months ended November 30, 2020, compared to cash used in investing activities of $48.4 million in the prior fiscal year period, representing a decrease in cash used in investing activities of $24.3 million. The decrease in cash used was primarily driven by the net proceeds from the sale of the Danbury facility of $12.3 million, lower capital expenditures of $4.5 million as the Company concentrated on targeted enhancements to its technology platforms and digital services, as well as the relocation and consolidation of certain distribution, warehousing and back-office operations, which are expected to lower the Company’s fixed costs of operations in future periods, and lower prepublication spending of $4.2 million. In addition, the absence of the UK land acquisition of $3.3 million which occurred in the prior fiscal year quarter as part of a warehouse consolidation project contributed to the decrease of cash used.

Cash used in financing activities was $36.2 million for the six months ended November 30, 2020, compared to cash used in financing activities of $22.1 million for the prior fiscal year period, representing an increase in cash used in financing activities of $14.1 million. The increase in cash used is primarily related to a repayment of borrowings under the US loan agreement of $25.0 million, coupled with lower short-term credit facility net borrowings of $5.8 million. This increase was partially offset by the temporary suspension of the Company's share buy back program pursuant to which $19.6 million of common stock was reacquired in the prior fiscal year period.

Cash Position

The Company’s cash and cash equivalents totaled $356.6 million at November 30, 2020, $393.8 million at May 31, 2020 and $277.8 million at November 30, 2019. Cash and cash equivalents held by the Company’s U.S. operations totaled $309.4 million at November 30, 2020, $364.2 million at May 31, 2020 and $254.3 million at November 30, 2019.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. The Company expects lower cash receipts from its school channel businesses in the third quarter of fiscal 2021 as a result of the continued effects of COVID-19 on the patterns of school instruction, primarily resulting in lower book fairs revenues. As a precautionary measure in the context of the COVID-19 pandemic, the Company accessed its committed bank credit facility in the fourth quarter of fiscal 2020 by taking a U.S. dollar LIBOR-based advance for $200.0 million, although there continues to be no immediate working capital requirement. During the second quarter of fiscal 2021, the Company paid down $25.0 million of the borrowings, resulting in $175.0 million outstanding as of November 30, 2020. On December 16, 2020, the US loan agreement was amended, which, among other things, included adjustments to certain covenant thresholds and reduced the borrowing limit from $375.0 million to $250.0 million. See Note 17 of Notes to the Financial Statements - Unaudited, "Financial Statements" for more information concerning the amended US loan agreement.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
initiatives, such as share repurchases or dividend declarations. The Company’s open-market buy-back program continues to be temporarily suspended in the face of COVID-19 uncertainties.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases as appropriate in the context of COVID-19 considerations. As of November 30, 2020, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $356.6 million, cash from operations and the Company's loan agreements in the US and the UK. As indicated above, the US loan agreement was amended on December 16, 2020, which reduced the borrowing limit from $375.0 million to $250.0 million, of which a maximum of $225.0 is available until the Company satisfies its original financial covenants and the minimum liquidity covenant that has been added by the amendment. The Company expects the amended US loan agreement to provide it with an appropriate level of flexibility to strategically manage the business through the global pandemic. The Company's amended US loan agreement and its loan agreements in the UK total $236.4 million, less borrowings of $186.4 million and commitments of $0.4 million, resulting in $49.6 million of availability. Additionally, the Company has short-term credit facilities of $46.7 million, less current borrowings of $8.4 million and commitments of $3.9 million, resulting in $34.4 million of current availability at November 30, 2020. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities, taking COVID-19 into consideration.

Financing

The Company is party to the US loan agreement, the UK loan agreements and certain credit lines with various banks as described in Note 4 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had $175.0 million in outstanding borrowings under the US loan agreement as of November 30, 2020. As indicated above, on December 16, 2020, the Company entered into an amendment to the US loan agreement which included temporary covenant relief and a reduction in the maximum commitments. On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 million to fund a land purchase in connection with the construction of the new UK facility. The loan has a maturity date of July 31, 2021. As of November 30, 2020, the Company had $2.7 million outstanding on the loan. On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 million to fund the construction of the new UK facility. The loan has a maturity date of July 31, 2021. As of November 30, 2020, the Company had $8.7 million outstanding on the loan.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects and strategic plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, potential cost savings, merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties, including, in particular, how the foregoing may be affected by developments in the context of the current COVID-19 pandemic and measures or responses of governmental authorities, school administrators, business suppliers or customers, which may have an impact on the Company's operations and could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and this Quarterly Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2020. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of November 30, 2020:

($ amounts in millions)	Fiscal Year Maturity
	2021(1)	2022	2023	2024	2025	Thereafter	Total	Fair Value @ 11/30/2020
Debt Obligations
Lines of credit and current portion of long-term debt	$8.4	$11.4	$—	$—	$—	$—	$19.8	$19.8
Average interest rate	4.4%	1.8%	—	—	—	—
Long-term debt	$—	$175.0	$—	$—	$—	$—	$175.0	$175.0
Average interest rate	—	1.4%	—	—	—	—

(1)    Fiscal 2021 includes the remaining six months of the current fiscal year ending May 31, 2021.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2020, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 5. Other Events

On December 16, 2020, the Company and its principal operating subsidiary, Scholastic, Inc., entered into an amendment to its existing US credit agreement. The description of the amendment and its terms contained in Note 17, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Item 1, "Financial Statements", is incorporated herein by reference.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1
Amendment No. 1, dated as of December 16, 2020, to the Credit Agreement, dated as of January 5, 2017, among the Corporation of Scholastic Inc., as borrowers, the Initial Lenders named therein, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner and Smith Incorporated and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, Wells Fargo N.A., Capital One N.A., Fifth Third Bank and HSBC Bank USA, N.A., as syndicate agents, and Branch Banking and Trust Company.

10.2
Security Agreement dated as of December 16, 2020 among Scholastic Inc. and any such other parties that may become grantors as defined therein and Bank of America N.A., in its capacity as administrative agent for the secured parties.

*10.3	Agreement between Scholastic Inc. and Satbir Bedi dated September 23, 2020.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2020 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED November 30, 2020
Exhibits Index

Exhibit Number	Description of Document
10.1
Amendment No. 1, dated as of December 16, 2020, to the Credit Agreement, dated as of January 5, 2017, among the Corporation of Scholastic Inc., as borrowers, the Initial Lenders named therein, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner and Smith Incorporated and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, Wells Fargo N.A., Capital One N.A., Fifth Third Bank and HSBC Bank USA, N.A., as syndicate agents, and Branch Banking and Trust Company.

10.2	Security Agreement dated as of December 16, 2020 among Scholastic Inc. and any such other parties that may become grantors as defined therein and Bank of America N.A., in its capacity as administrative agent for the secured parties.

*10.3	Agreement between Scholastic Inc. and Satbir Bedi dated September 23, 2020.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2020 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: December 18, 2020	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: December 18, 2020	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)