Form 10-Q
period 2021-02-28
SCHOLASTIC CORP
filed 2021-03-19
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	February 28, 2021	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of February 28, 2021
Common Stock, $.01 par value	32,671,931
Class A Stock, $.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Revenues	$277.5	$373.3	$898.9	$1,203.1
Operating costs and expenses:
Cost of goods sold	146.0	183.0	468.5	584.4
Selling, general and administrative expenses	129.1	190.4	387.6	564.1
Depreciation and amortization	14.7	15.4	46.0	46.2
Severance	1.0	4.5	18.3	10.7
Asset impairments and write downs	10.9	40.0	10.9	40.0
Total operating costs and expenses	301.7	433.3	931.3	1,245.4
Operating income (loss)	(24.2)	(60.0)	(32.4)	(42.3)
Interest income (expense), net	(1.7)	0.3	(4.1)	1.0
Other components of net periodic benefit (cost)	0.1	(0.4)	(0.1)	(1.0)
Gain (loss) on sale of assets and other	3.8	—	10.4	—
Earnings (loss) before income taxes	(22.0)	(60.1)	(26.2)	(42.3)
Provision (benefit) for income taxes	(8.0)	(16.8)	(7.6)	(11.6)
Net income (loss)	(14.0)	(43.3)	(18.6)	(30.7)
Less: Net income (loss) attributable to noncontrolling interest	(0.1)	0.0	0.0	0.1
Net income (loss) attributable to Scholastic Corporation	$(13.9)	$(43.3)	$(18.6)	$(30.8)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(0.41)	$(1.25)	$(0.54)	$(0.89)
Diluted	$(0.41)	$(1.25)	$(0.54)	$(0.89)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Net income (loss)	$(14.0)	$(43.3)	$(18.6)	$(30.7)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	6.3	(2.3)	17.4	(0.4)
Pension and postretirement adjustments (net of tax)	0.0	0.3	5.5	0.7
Total other comprehensive income (loss), net	$6.3	$(2.0)	$22.9	$0.3
Comprehensive income (loss)	$(7.7)	$(45.3)	$4.3	$(30.4)
Less: Net income (loss) attributable to noncontrolling interest	(0.1)	0.0	0.0	0.1
Comprehensive income (loss) attributable to Scholastic Corporation	$(7.6)	$(45.3)	$4.3	$(30.5)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 28, 2021 (unaudited)	May 31, 2020 (audited)	February 29, 2020 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$353.2	$393.8	$263.8
Accounts receivable, net	238.0	239.8	281.2
Inventories, net	304.8	270.6	307.7
Income tax receivable	101.3	90.0	30.2
Prepaid expenses and other current assets	61.0	41.1	58.3
Total current assets	1,058.3	1,035.3	941.2
Noncurrent Assets:
Property, plant and equipment, net	561.4	576.9	579.1
Prepublication costs, net	66.7	70.6	70.8
Operating lease right-of-use assets, net	76.8	95.3	71.7
Royalty advances, net	45.1	39.9	51.1
Goodwill	126.0	124.9	125.3
Noncurrent deferred income taxes	19.3	18.6	37.1
Other assets and deferred charges	81.4	72.1	72.1
Total noncurrent assets	976.7	998.3	1,007.2
Total assets	$2,035.0	$2,033.6	$1,948.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$190.7	$7.9	$9.7
Accounts payable	134.3	153.6	187.9
Accrued royalties	77.6	37.8	77.3
Deferred revenue	121.9	116.5	158.1
Other accrued expenses	177.6	161.5	170.9
Accrued income taxes	3.6	1.4	3.7
Operating lease liabilities	24.3	22.8	22.7
Total current liabilities	730.0	501.5	630.3
Noncurrent Liabilities:
Long-term debt	—	210.6	6.4
Operating lease liabilities	67.3	75.7	52.0
Other noncurrent liabilities	60.9	65.2	60.4
Total noncurrent liabilities	128.2	351.5	118.8
Commitments and Contingencies (see Note 6)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.7, 32.5, and 32.6 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	625.4	622.4	621.9
Accumulated other comprehensive income (loss)	(35.4)	(58.3)	(59.4)
Retained earnings	913.9	948.0	966.2
Treasury stock, at cost: 10.2, 10.4 and 10.3 shares, respectively	(328.9)	(333.3)	(331.2)
Total stockholders’ equity of Scholastic Corporation	1,175.4	1,179.2	1,197.9
Noncontrolling interest	1.4	1.4	1.4
Total stockholders’ equity	1,176.8	1,180.6	1,199.3
Total liabilities and stockholders’ equity	$2,035.0	$2,033.6	$1,948.4
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2019	1.7	$0.0	33.4	$0.4	$620.8	$(59.7)	$1,012.6	$(302.6)	$1,271.5	$1.3	$1,272.8
Net Income (loss)	—	—	—	—	—	—	(58.5)	—	(58.5)	0.0	(58.5)
Foreign currency translation adjustment	—	—	—	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Purchases of treasury stock at cost	—	—	(0.3)	—	—	—	—	(12.6)	(12.6)	—	(12.6)
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.1)	—	—	0.6	0.5	—	0.5
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at August 31, 2019	1.7	$0.0	33.1	$0.4	$622.2	$(61.5)	$948.9	$(314.6)	$1,195.4	$1.3	$1,196.7
Net Income (loss)	—	—	—	—	—	—	71.0	—	71.0	0.0	71.0
Foreign currency translation adjustment	—	—	—	—	—	3.9	—	—	3.9	—	3.9
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	0.9	—	—	—	0.9	—	0.9
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.3	—	—	—	0.3	—	0.3
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(7.1)	(7.1)	—	(7.1)
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(2.1)	—	—	2.7	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at November 30, 2019	1.7	$0.0	33.0	$0.4	$621.3	$(57.4)	$1,014.7	$(319.0)	$1,260.0	$1.3	$1,261.3
Net Income (loss)	—	—	—	—	—	—	(43.3)	—	(43.3)	0.1	(43.2)
Foreign currency translation adjustment	—	—	—	—	—	(2.3)	—	—	(2.3)	—	(2.3)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.3	—	—	0.3	—	0.3
Stock-based compensation	—	—	—	—	0.7	—	—	—	0.7	—	0.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.4	—	—	—	0.4	—	0.4
Purchases of treasury stock at cost	—	—	(0.4)	—	—	—	—	(13.0)	(13.0)	—	(13.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.5)	—	—	0.8	0.3	—	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at February 29, 2020	1.7	$0.0	32.6	$0.4	$621.9	$(59.4)	$966.2	$(331.2)	$1,197.9	$1.4	$1,199.3
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2020	1.7	$0.0	32.5	$0.4	$622.4	$(58.3)	$948.0	$(333.3)	$1,179.2	$1.4	$1,180.6
Net Income (loss)	—	—	—	—	—	—	(39.8)	—	(39.8)	0.0	(39.8)
Foreign currency translation adjustment	—	—	—	—	—	10.7	—	—	10.7	—	10.7
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	0.6	—	—	—	0.6	—	0.6
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.2)	—	—	0.5	0.3	—	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Balance at August 31, 2020	1.7	$0.0	32.5	$0.4	$622.8	$(47.5)	$903.1	$(332.8)	$1,146.0	$1.4	$1,147.4
Net Income (loss)	—	—	—	—	—	—	35.1	—	35.1	0.1	35.2
Foreign currency translation adjustment	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Pension and post-retirement adjustments (net of tax of $1.8)	—	—	—	—	—	5.4	—	—	5.4	—	5.4
Stock-based compensation	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(1.5)	—	—	3.1	1.6	—	1.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Balance at November 30, 2020	1.7	$0.0	32.6	$0.4	$624.3	$(41.7)	$933.1	$(329.7)	$1,186.4	$1.5	$1,187.9
Net Income (loss)	—	—	—		—	—	(13.9)	—	(13.9)	(0.1)	(14.0)
Foreign currency translation adjustment	—	—	—	—	—	6.3	—	—	6.3	—	6.3
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.0	—	—	0.0	—	0.0
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.4)	—	—	0.8	0.4	—	0.4
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance at February 28, 2021	1.7	$0.0	32.7	$0.4	$625.4	$(35.4)	$913.9	$(328.9)	$1,175.4	$1.4	$1,176.8
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28,	February 29,
	2021	2020
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$(18.6)	$(30.8)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	3.4	7.3
Provision for losses on inventory	10.4	13.7
Provision for losses on royalty advances	4.4	3.8
Amortization of prepublication costs	19.0	19.7
Depreciation and amortization	49.3	48.1
Amortization of pension and postretirement actuarial gains and losses	0.0	0.7
Deferred income taxes	0.1	(0.2)
Stock-based compensation	5.1	3.1
Income from equity-method investments	(6.1)	(3.6)
Non cash write off related to asset impairments and write downs	10.9	40.0
(Gain) loss on sale of assets	(10.4)	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	5.0	(38.9)
Inventories	(36.4)	(36.2)
Prepaid expenses and other current assets	(17.3)	(16.0)
Income tax receivable	(11.1)	(19.9)
Royalty advances	(8.4)	(9.1)
Accounts payable	(21.0)	(0.1)
Accrued income taxes	1.9	2.3
Accrued royalties	38.3	35.6
Deferred revenue	3.6	27.5
Other assets and liabilities	14.4	(3.0)
Net cash provided by (used in) operating activities	36.5	44.0

Cash flows - investing activities:
Prepublication expenditures	(15.3)	(21.5)
Additions to property, plant and equipment	(37.1)	(48.4)
Net proceeds from sale of assets	17.4	—
Acquisition of land	—	(3.3)
Other investment and acquisition-related payments	0.1	(1.2)
Net cash provided by (used in) investing activities	(34.9)	(74.4)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	3.0	28.9
Repayments of lines of credit, credit agreement and revolving loan	(32.1)	(19.7)
Repayment of capital lease obligations	(1.7)	(1.5)
Reacquisition of common stock	—	(32.2)
Proceeds pursuant to stock-based compensation plans	—	0.7
Payment of dividends	(15.4)	(15.7)
Other	—	(0.2)
Net cash provided by (used in) financing activities	(46.2)	(39.7)
Effect of exchange rate changes on cash and cash equivalents	4.0	(0.2)

Net increase (decrease) in cash and cash equivalents	(40.6)	(70.3)
Cash and cash equivalents at beginning of period	393.8	334.1
Cash and cash equivalents at end of period	$353.2	$263.8
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

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. Presently, there remain many uncertainties concerning the timing of and any patterns which may emerge with respect to school instruction, whether in-school, remote or hybrid for the remaining school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the fourth quarter of fiscal 2021.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Sale of Long-lived Assets

During the third quarter of fiscal 2021, the Company sold the UK distribution center located in Southam. The long-lived assets related to the Southam facility, which consisted of land, building and building improvements, were included in the International segment. The assets had a carrying value of $1.3 and were classified as held for sale as of the fiscal year ended May 31, 2020. The net proceeds from the sale were $5.1 and the Company recognized a gain on sale of $3.8. This amount is included within Gain (loss) on sale of assets and other within the Company's Condensed Consolidated Statements of Operations.

During the first quarter of fiscal 2021, the company-owned facility located in Danbury, Connecticut was sold and the Company relocated the book fairs warehousing and distribution operations conducted in Danbury to a warehouse in Allentown, Pennsylvania. The long-lived assets related to the Danbury facility, which consisted of land, building, and building improvements, were included in the Overhead segment. These assets had a carrying value of $5.7 and were classified as held for sale as of the fiscal year ended May 31, 2020. The net proceeds from the sale were $12.3 and the Company recognized a gain on sale of $6.6. This amount is included within Gain (loss) on sale of assets and other within the Company's Condensed Consolidated Statements of Operations.

Assets Held For Sale

During the third quarter of fiscal 2021, the Company committed to a plan to sell the office building located in Lake Mary, FL and relocate to a leased office space as part of the initiative to reduce future operating costs. These assets are included in the Children's Book Publishing and Distribution segment. During the third quarter of fiscal 2020, the Company committed to a plan to sell the UK distribution center located in Witney to consolidate the operations into a new facility in Warwickshire. These assets are included in the International segment. The Company expects the sale of these facilities to result in a gain on sale. The long-lived assets which consist of land, building, and building improvements are classified as held for sale. These assets are carried at the lower of carrying value or fair value less costs to sell and no additional depreciation is being recognized. As of February 28, 2021, the carrying amounts were $4.1 and $2.2 for the Lake Mary and Witney facilities, respectively, which are included in Property, plant and equipment, net within the Company's Condensed Consolidated Balance Sheets.

New Accounting Pronouncements

There were no new accounting pronouncements in the third fiscal quarter of 2021 which would impact the Company. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

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

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s disaggregated revenues by region and domestic channel:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
U.S. Book Clubs	$35.0	$43.4	$107.7	$137.3
U.S. Book Fairs	27.0	100.1	87.9	351.7
U.S. Trade	74.7	70.4	256.9	231.6
U.S. Education	66.2	74.3	187.0	192.5
Non-U.S. Major Markets(1)	51.6	59.2	191.3	210.1
Non-U.S. Other Markets(2)	23.0	25.9	68.1	79.9
Total Revenues	$277.5	$373.3	$898.9	$1,203.1
(1) - Includes Canada, UK, Australia and New Zealand.
(2) - Primarily includes markets in Asia.

Estimated Returns

A liability for expected returns of $51.6, $43.5, and $40.6 is recorded within Other accrued expenses as of February 28, 2021, May 31, 2020, and February 29, 2020, respectively. In addition, a return asset of $3.9, $2.7, and $2.5 is recorded within Prepaid expenses and other current assets as of February 28, 2021, May 31, 2020, and February 29, 2020, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The Company recognized revenue which was included in the opening deferred revenue balance in the amount of $15.5 and $33.0 for the three months ended February 28, 2021 and February 29, 2020, respectively, and $56.6 and $107.0 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2020	$19.9
Current period provision	1.4
Write-offs and other	(0.4)
Balance as of August 31, 2020	$20.9
Current period provision	2.1
Write-offs and other	(1.8)
Balance as of November 30, 2020	$21.2
Current period provision	(0.1)
Write-offs and other	(2.1)
Balance as of February 28, 2021	$19.0

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth information for the Company's segments for the fiscal quarters ended February 28, 2021 and February 29, 2020:

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Three months ended February 28, 2021
Revenues	$141.3	$66.3	$—	$207.6	$69.9	$277.5
Bad debt expense	(0.5)	0.3	—	(0.2)	0.1	(0.1)
Depreciation and amortization (2)	6.2	3.1	11.2	20.5	1.7	22.2
Asset impairments and write downs	2.4	—	8.5	10.9	—	10.9
Segment operating income (loss)	(6.6)	10.1	(26.6)	(23.1)	(1.1)	(24.2)
Expenditures for other noncurrent assets (3)	9.3	3.7	8.8	21.8	2.5	24.3
Three months ended February 29, 2020
Revenues	$220.2	$74.3	$—	$294.5	$78.8	$373.3
Bad debt expense	1.2	0.7	—	1.9	1.1	3.0
Depreciation and amortization (2)	6.7	3.3	10.8	20.8	1.9	22.7
Asset impairments and write downs	—	—	40.0	40.0	—	40.0
Segment operating income (loss)	2.2	9.8	(68.3)	(56.3)	(3.7)	(60.0)
Expenditures for other noncurrent assets (3)	11.5	5.4	19.4	36.3	5.4	41.7

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth information for the Company's segments for the fiscal periods ended February 28, 2021 and February 29, 2020:

	Children’s Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
Nine months ended February 28, 2021
Revenues	$472.5	$187.4	$—	$659.9	$239.0	$898.9
Bad debt expense	(0.4)	1.7	—	1.3	2.1	3.4
Depreciation and amortization (2)	19.4	9.5	34.6	63.5	4.8	68.3
Asset impairments and write downs	2.4	—	8.5	10.9	—	10.9
Segment operating income (loss)	1.9	19.8	(77.4)	(55.7)	23.3	(32.4)
Segment assets at February 28, 2021	562.0	206.8	953.3	1,722.1	312.9	2,035.0
Goodwill at February 28, 2021	47.6	68.3	—	115.9	10.1	126.0
Expenditures for other noncurrent assets (3)	31.0	10.0	27.7	68.7	9.1	77.8
Other noncurrent assets at February 28, 2021	168.7	124.1	482.9	775.7	88.3	864.0

Nine months ended February 29, 2020
Revenues	$743.4	$192.6	$—	$936.0	$267.1	$1,203.1
Bad debt expense	2.8	1.5	—	4.3	3.0	7.3
Depreciation and amortization (2)	19.9	9.8	32.7	62.4	5.4	67.8
Asset impairments and write downs	—	—	40.0	40.0	—	40.0
Segment operating income (loss)	70.1	2.6	(119.3)	(46.6)	4.3	(42.3)
Segment assets at February 29, 2020	594.1	208.5	853.9	1,656.5	291.9	1,948.4
Goodwill at February 29, 2020	47.1	68.2	—	115.3	10.0	125.3
Expenditures for other noncurrent assets (3)	40.2	15.0	37.6	92.8	18.1	110.9
Other noncurrent assets at February 29, 2020	183.0	123.1	499.1	805.2	76.6	881.8

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
(2)    Includes depreciation of property, plant and equipment and amortization of intangible assets, prepublication costs, deferred financing costs and cloud computing costs.
(3)    Other noncurrent assets include property, plant and equipment, prepublication assets, cloud computing costs, royalty advances, goodwill, intangible assets and investments. Expenditures for other noncurrent assets for the International segment include expenditures for long-lived assets of $1.4 and $4.3 for the three months ended February 28, 2021 and February 29, 2020, respectively, and $4.9 and $14.2 for the nine months ended February 28, 2021 and February 29, 2020. Other noncurrent assets for the International segment include long-lived assets of $46.5 and $44.1 as of February 28, 2021 and February 29, 2020, respectively.

4. ASSET WRITE DOWN

During the third quarter of fiscal 2021, the Company committed to a plan to cease use of certain leased office space in New York City and consolidate into the company-owned New York headquarters building. The right-of-use (ROU) assets and the other long-lived assets associated with these operating leases are included in the Overhead segment. An impairment expense of $8.5 was recognized in the current period, of which $7.0 related to the ROU assets and $1.5 related to other long-lived assets, primarily leasehold improvements. Also during the third quarter of fiscal 2021, the Company committed to a plan to permanently close 12 of the 54 book fairs warehouses in the U.S. as part of a branch consolidation project. The ROU assets and the other long-lived assets

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

associated with these warehouse operating leases are included in the Children’s Book Publishing and Distribution segment. An impairment expense of $2.4 was recognized in the current period, primarily related to the ROU assets. The impact of the total $10.9 impairment was a loss per basic and diluted share of Class A and Common Stock of $0.23 in the three and nine month periods ended February 28, 2021.

During the third quarter of fiscal 2020, the Company implemented new systems, processes and a centralized management structure to better coordinate demand planning and procurement activity across North America, and optimized inventory utilization and management. As a result of the foregoing, the Company determined that substantial quantities of inventory were not required to meet future profitable demand, and were donated, liquidated or disposed. Accordingly, a $40.0 non cash write down was recognized in the prior period for this excess inventory and associated costs. The inventory cost, net of reserves, was $37.6. In addition, $1.6 and $0.8 of author advances and prepublication costs, respectively, were written down as they were directly related to the inventory. The related impact was a loss per basic and diluted share of Class A and Common Stock of $0.84 in the three and nine month periods ended February 29, 2020.

5. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	February 28, 2021	May 31, 2020	February 29, 2020
US Revolving Loan	$175.0	$200.0	$—
Unsecured lines of credit	8.5	7.9	9.7
UK Loan	7.2	10.6	6.4
Total debt	$190.7	$218.5	$16.1
Less lines of credit, short-term debt and current portion of long-term debt	(190.7)	(7.9)	(9.7)
Total long-term debt	$—	$210.6	$6.4

The Company's debt obligations as of February 28, 2021 have maturities of one year or less.

US Loan Agreement

Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) are parties to a 5-year credit facility with certain banks (the “Loan Agreement”) with a maturity date of January 5, 2022. The Loan Agreement allows the Company to borrow, repay or prepay and reborrow at any time prior to the maturity date. On December 16, 2020, the Company entered into an amendment to the Loan Agreement (the "Amendment") with a syndicate of banks and Bank of America, N.A., as administrative agent (the "Agent"). The Amendment was accounted for as a debt modification. The principal terms of the credit agreement, as modified, include the following:
•the aggregate maximum commitments of the lenders is $250.0, a reduction from the $375.0 pre-amendment commitments, of which a maximum of $225.0 is available until the Company satisfies the pre-amendment covenants in the credit agreement;
•the pre-amendment covenants include interest coverage and leverage ratio tests, in which the minimum interest coverage covenant is suspended until after the end of the Company’s fourth fiscal quarter ending May 31, 2021. In addition, the Company is subject to a new covenant requiring Consolidated Liquidity (as defined) of a minimum amount of $200.0;
•the securitization of the Company’s inventory and accounts receivable;
•a modified limitation on asset sales (not to exceed 10% of Consolidated Total Assets, as defined, excluding sale of collateral);
•a facility fee rate of 0.40%;
•a limitation on Acquisitions (as defined) to an aggregate amount of $25.0 per fiscal year;
•the interest pricing is dependent upon the Borrower’s election of a rate that is either:
◦a Eurodollar Rate equal to the London interbank offered rate (LIBOR), subject to a minimum of 0.25%, plus a spread equal to 2.25%, until receipt of the Company's financial statements and related certificates for the fiscal year ending May 31, 2021, and a spread of 1.60% for any Eurodollar Rate Advance drawn after the delivery by the Company of its financial statements and related certificates for the fiscal year ending May 31, 2021;
- or -
◦a Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.50% or (iii) the Eurodollar Rate for a one month interest period plus 1.00% plus, in each case, a spread equal to 1.25%, until receipt of the Company's financial statements and related certificates for the fiscal year ending May 31, 2021, and a spread of 0.60% for any Base Rate Advance drawn after the delivery by the Company of its financial statements and related certificates for the fiscal year ending May 31, 2021;
•a limit on quarterly cash dividends of $5.2 per fiscal quarter plus the dollar amount of all cash dividends payable (at the rate applicable as of December 16, 2020) in such fiscal quarter in respect of capital stock of the Company issued after December 16, 2020 as a result of the regular vesting or exercise of issued and outstanding stock awards in the normal course of business. Other restricted payments (e.g., for share repurchases, etc.) are limited to the "builder basket" and leverage construct in the pre-amendment credit agreement together with an additional requirement that the Company have Consolidated Liquidity (as defined) that exceeds $300.0. Prior to the Agent's receipt of the Company's financial statements for the fiscal year ending May 31, 2021, use of this restricted payment basket (apart from dividends) is capped at $30.0;
•a portion of the revolving credit facility, up to a maximum of $50.0, is available for the issuance of letters of credit. In addition, a portion of the revolving credit facility, up to a maximum of $15.0, is available for swingline loans.
Under the Loan Agreement, as amended, interest on amounts borrowed is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). As of February 28, 2021, the all-in borrowing rate on the outstanding borrowings was 2.50%.
As of February 28, 2021, the Company had outstanding borrowings of $175.0 under the Loan Agreement. As of the third quarter of fiscal 2021, all outstanding borrowings under the Loan Agreement are classified as current. The Company's current outstanding borrowings were incurred in the fourth quarter of fiscal 2020 as a precautionary measure due to the uncertainty resulting from the COVID-19 pandemic. While this obligation is not due until the January 5, 2022 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. The Company intends to extend the current Loan Agreement, or enter into a new long-term agreement, prior to its expiration on January 5, 2022. No borrowings were outstanding under the Loan Agreement as of February 29, 2020.

The Company was in compliance with required covenants for all periods presented. The Amendment suspended the minimum interest coverage covenant until after the end of the Company’s fourth fiscal quarter ending May 31, 2021.

At February 28, 2021, the Company had open standby letters of credit totaling $4.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $3.9 under the domestic credit lines discussed below.

UK Loan Agreement

On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 to fund the construction of the new UK facility in Warwickshire. The loan has a maturity date of July 31, 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of February 28, 2021, the Company had $4.4 outstanding on the loan and $4.7 remaining available credit under this facility.

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan has a maturity date of July 31, 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of February 28, 2021, the Company had $2.8 outstanding on the loan.

Lines of Credit

As of February 28, 2021, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of February 28, 2021, May 31, 2020 and February 29, 2020. As of February 28, 2021, availability under these unsecured money market bid rate credit lines totaled $6.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2021, the Company had various local currency international credit lines totaling $31.9 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $8.5 at February 28, 2021 at a weighted average interest rate of 4.6%, $7.9 at May 31, 2020 at a weighted average interest rate of 4.6%, and $9.7 at February 29, 2020 at a weighted average interest rate of 4.6%. As of February 28, 2021, the amounts available under these facilities totaled $23.4. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

6. COMMITMENTS AND CONTINGENCIES

COVID-19
The COVID-19 pandemic and actions taken, or which may be taken in the future following any easing of current restrictions based on the future course of the pandemic, by governments, businesses and individuals to limit the spread of the virus may continue to have an adverse effect on the Company’s results of operations and financial condition.

The Company is not currently aware of any loss contingencies related to the foregoing that would require recognition in the third quarter of fiscal 2021.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

7. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Net income (loss) attributable to Class A and Common Stockholders	$(13.9)	$(43.3)	$(18.6)	$(30.8)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.3	34.5	34.3	34.8
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions) *	—	—	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.3	34.5	34.3	34.8
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(0.41)	$(1.25)	$(0.54)	$(0.89)
Diluted	$(0.41)	$(1.25)	$(0.54)	$(0.89)
* The Company experienced a net loss for all periods presented and therefore did not report any dilutive share impact.

The Company experienced a loss for the three and nine month periods ended February 28, 2021 and February 29, 2020 and therefore did not allocate any loss to the participating restricted stock units.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 28, 2021	February 29, 2020
Options outstanding pursuant to stock-based compensation plans (in millions)	5.1	3.0

On October 1, 2020, the Company made an additional stock option grant to employees as a non-cash incentive.

There were 2.5 million of potentially anti-dilutive shares pursuant to stock-based compensation plans as of February 28, 2021.

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

As of February 28, 2021, $67.3 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date, subject to temporary limitations under the amended credit agreement as defined in Note 5, Debt. See Note 12, Treasury Stock, for a more complete description of the Company’s share buy-back program.

8. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table summarizes the activity in Goodwill for the periods indicated:

	February 28, 2021	May 31, 2020	February 29, 2020
Gross beginning balance	$164.5	$164.8	$164.8
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$124.9	$125.2	$125.2
Additions	—	—	—
Foreign currency translation	1.1	(0.3)	0.1
Ending balance	$126.0	$124.9	$125.3

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	February 28, 2021	May 31, 2020	February 29, 2020
Beginning balance - Other intangibles subject to amortization	$10.5	$12.2	$12.2
Additions	—	1.6	1.6
Adjustments	(0.5)	—	—
Amortization expense	(1.7)	(3.2)	(2.4)
Foreign currency translation	0.5	(0.1)	0.1
Total other intangibles subject to amortization, net of accumulated amortization of $31.8, $30.1 and $29.3, respectively	$8.8	$10.5	$11.5
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$10.9	$12.6	$13.6

There were no additions to intangible assets within the nine months ended February 28, 2021.

In fiscal 2020, the Company purchased a U.S.-based book fair business resulting in $1.6 of amortizable intangible assets. During the third quarter of fiscal 2021, the Company recorded a purchase accounting adjustment which decreased the amortizable intangible assets acquired by $0.5.

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 4.5 years.

There were no impairment charges related to Intangible assets in any of the periods presented.

9. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	February 28, 2021	May 31, 2020	February 29, 2020	Segment
Equity method investments	$33.8	$25.0	$26.4	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$39.8	$31.0	$32.4

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

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $0.7 and $0.6 for the three months ended February 28, 2021 and February 29, 2020, respectively, and $6.1 and $3.6 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Interest cost	$0.2	$0.2	$0.0	$0.2
Expected return on assets	(0.2)	(0.3)	—	—
Net amortization of prior service (credit) cost	0.0	0.0	(0.2)	0.0
Amortization of (gains) losses	0.1	0.3	0.0	—
Total	$0.1	$0.2	$(0.2)	$0.2

	UK Pension Plan		US Postretirement Benefits
	Nine months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Interest cost	$0.5	$0.6	$0.2	$0.5
Expected return on assets	(0.6)	(0.8)	—	—
Net amortization of prior service (credit) cost	0.0	0.0	(0.4)	(0.1)
Amortization of (gains) losses	0.4	0.8	0.0	—
Total	$0.3	$0.6	$(0.2)	$0.4

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the nine months ended February 28, 2021, the Company contributed $0.9 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.0 to the UK Pension Plan for the fiscal year ending May 31, 2021.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Stock option expense	$0.7	$0.4	$3.5	$1.4
Restricted stock unit expense	0.7	0.3	1.4	1.5
Management stock purchase plan	0.0	0.0	0.0	0.0
Employee stock purchase plan	0.1	0.0	0.2	0.2
Total stock-based compensation expense	$1.5	$0.7	$5.1	$3.1

On October 1, 2020, the Company made an additional stock option grant to employees as a non-cash incentive.

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.0	0.2	0.1

12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the Board authorizations at the dates indicated:

Authorizations	Amount
March 2018	$50.0
March 2020	50.0
Total current Board authorizations at June 1, 2020	$100.0
Less repurchases made under these authorizations	$(32.7)
Remaining Board authorization at February 28, 2021	$67.3

Remaining Board authorization at February 28, 2021 represents the amount remaining under the Board authorization for Common share repurchases on March 21, 2018 and the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, subject to temporary limitations under the amended credit agreement as defined in Note 5, Debt.

There were no repurchases of the Company's Common Stock for the three and nine months ended February 28, 2021. The Company’s repurchase program is temporarily suspended at this time due to COVID-19 uncertainties.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended February 28, 2021
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2020	$(38.9)	$(2.8)	$(41.7)
Other comprehensive income (loss) before reclassifications	6.3	—	6.3
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.1	0.1
Amortization of prior service credit (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	6.3	0.0	6.3
Ending balance at February 28, 2021	$(32.6)	$(2.8)	$(35.4)

	Three months ended February 29, 2020
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2019	$(45.2)	$(12.2)	$(57.4)
Other comprehensive income (loss) before reclassifications	(2.3)	—	(2.3)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service credit (net of tax of $0.0)	—	0.0	0.0
Other comprehensive income (loss)	(2.3)	0.3	(2.0)
Ending balance at February 29, 2020	$(47.5)	$(11.9)	$(59.4)

	Nine months ended February 28, 2021
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2020	$(50.0)	$(8.3)	$(58.3)
Other comprehensive income (loss) before reclassifications (net of tax of $1.7)	17.4	5.3	22.7
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service credit (net of tax of $0.2)	—	(0.2)	(0.2)
Other comprehensive income (loss)	17.4	5.5	22.9
Ending balance at February 28, 2021	$(32.6)	$(2.8)	$(35.4)

	Nine months ended February 29, 2020
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2019	$(47.1)	$(12.6)	$(59.7)
Other comprehensive income (loss) before reclassifications	(0.4)	—	(0.4)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.8	0.8
Amortization of prior service credit (net of tax of $0.0)	—	(0.1)	(0.1)
Other comprehensive income (loss)	(0.4)	0.7	0.3
Ending balance at February 29, 2020	$(47.5)	$(11.9)	$(59.4)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended		Condensed Consolidated Statements of Operations line item
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Employee benefit plans:
Amortization of unrecognized (gain) loss	$0.1	$0.3	$0.4	$0.8	Other components of net periodic benefit (cost)
Amortization of prior service credit	(0.2)	0.0	(0.4)	(0.1)	Other components of net periodic benefit (cost)
Less: Tax effect	0.1	0.0	0.2	0.0	Provision (benefit) for income taxes
Total cost, net of tax	$0.0	$0.3	$0.2	$0.7

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
•Long-lived assets
•Operating lease right-of-use (ROU) assets
•Investments
•Assets acquired in a business combination
•Impairment assessment of Goodwill and intangible assets
•Long-lived assets held for sale

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets. For the fair value measurements employed by the Company for certain property, plant and equipment, investments and prepublication assets, the Company assessed future expected cash flows attributable to these assets. See Note 9, Investments, for a more complete description of the fair value measurements employed. Operating lease ROU assets were recorded at fair value in connection with an impairment and fair value was determined using the discounted cash flow method. See Note 4, Asset Write Down, for a more complete description of the impairment recognized.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company expects to benefit from certain provisions in the CARES Act, including the provision to carry back net operating losses generated in the U.S. to previous periods which were taxed at the higher 35% federal corporate tax rate and provisions related to the Employee Retention Credit, which was created by the CARES Act to encourage entities to keep employees on their payroll despite experiencing economic hardship due to the COVID-19 pandemic. The Company is deferring employer-side social security payments which have resulted in a current liability of $2.8 and a non-current liability of $4.8 as of February 28, 2021. Internationally, the Company is applying for employee retention credits when applicable and appropriate.

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

The Company's interim effective tax rate, inclusive of discrete items, was 36.4% for the three month period ended February 28, 2021 and 29.0% for the nine month period ended February 28, 2021. The Company recorded a benefit in the third quarter of fiscal 2021 related to the finalization of the fiscal 2020 U.S. income tax return, which was partially offset by an estimated increase in GILTI for fiscal 2021, primarily associated with the Company's results in the UK.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and it recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of February 28, 2021 and February 29, 2020 were $26.5 and $26.0, respectively. A net unrealized loss of $1.6 and a net unrealized gain of $0.7 were recognized for the nine months ended February 28, 2021 and February 29, 2020, respectively.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	February 28, 2021	May 31, 2020	February 29, 2020
Accrued payroll, payroll taxes and benefits	$37.5	$38.8	$39.6
Accrued bonus and commissions	13.3	12.1	18.2
Returns liability	51.6	43.5	40.6
Accrued other taxes	21.4	22.9	24.6
Accrued advertising and promotions	13.1	9.9	11.0
Other accrued expenses	40.7	34.3	36.9
Total accrued expenses	$177.6	$161.5	$170.9

18. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2021. The dividend is payable on June 15, 2021 to shareholders of record as of the close of business on April 30, 2021.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the third quarter ended February 28, 2021 were $277.5 million, compared to $373.3 million in the prior fiscal year quarter, a decrease of $95.8 million. The Company reported net loss per diluted share of Class A and Common Stock of $0.41 in the third quarter of fiscal 2021, compared to net loss of $1.25 in the prior fiscal year quarter.

During the third quarter ended February 28, 2021, the Company's cost-saving initiatives partially offset the impact of the lower revenue levels primarily in the book fairs channel, as a large percentage of schools were still operating in remote or hybrid mode as a result of coronavirus concerns and restrictions. The trade channel continued to exceed the prior fiscal year quarter as sales increased for frontlist titles such as Dav Pilkey's newly released Cat Kid Comic Club®, as well as increased sales of book-based activity kits within the Klutz® product line, as parents sought ways to keep their children engaged and learning while at home due to COVID. Within the Education segment, revenues from teaching resources and digital education subscriptions continued to exceed the prior fiscal year quarter as sales increased for early readers, workbooks and digital subscription products.

The Company expects to have increasing opportunities to help students as they return to the classroom with the Company's rich and diverse print and digital content and through its school-based fair and club channels and curriculum services. The Company expects to continue to reduce its cost base in response to lower expected revenues in the book fairs channels due to COVID-related school closings. The trade channel is expected to be positioned for further growth as a result of scheduled new spring releases of frontlist titles from a number of the Company’s top-selling properties and authors, including Dav Pilkey and Wings of Fire™ author, Tui T. Sutherland.

Results of Operations

Consolidated

Revenues for the quarter ended February 28, 2021 decreased to $277.5 million, compared to $373.3 million in the prior fiscal year. The Children's Book Publishing and Distribution segment revenues decreased by $78.9 million, primarily driven by lower book fairs channel revenues due to a significantly lower in-person fair count as a result of the continued impact of COVID-19, partially offset by increased trade channel revenues driven by increased sales of frontlist titles. In the Education segment, revenues decreased by $8.0 million, primarily due to lower sales of classroom magazines and the wind-down of the custom publishing business, partially offset by higher sales in the teaching resources and digital subscription lines of businesses. In local currency, the International segment revenues decreased by $12.4 million, primarily driven by lower revenues in the school-based channels in Canada and the book fairs channel in the UK, as well as lower direct-to-home sales in Asia. International segment revenues were impacted by favorable foreign exchange of $3.5 million in the quarter ended February 28, 2021.

Revenues for the nine months ended February 28, 2021 decreased to $898.9 million, compared to $1,203.1 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues decreased by $270.9 million, primarily driven by lower book fairs channel revenues due to the significantly lower in-person fair count as schools were not hosting fairs on-site due to COVID-19, partially offset by increased trade channel revenues driven by the release of a number of best-selling frontlist titles combined with higher backlist sales from best-selling series. In the Education segment, revenues decreased by $5.2 million, primarily due to the wind-down of the custom publishing business and lower classroom magazine revenues, partially offset by higher sales in the teaching resources and digital subscription lines of business. In local currency, the International segment revenues decreased by $34.5 million, primarily driven by lower revenues in the school-based channels in Canada, lower book fairs channel revenues in the UK and lower direct-to-home sales in Asia, partially offset by increased revenues in the trade channel in Canada, Australia and the UK. International segment revenues were impacted by favorable foreign exchange of $6.4 million in the period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Components of Cost of goods sold for the three and nine months ended February 28, 2021 and February 29, 2020 are as follows:

	Three months ended				Nine months ended
	February 28,		February 29,		February 28,		February 29,
	2021		2020		2021		2020
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$71.9	25.9%	$99.6	26.7%	$237.5	26.4%	$320.3	26.6%
Royalty costs	27.9	10.0%	28.5	7.6%	91.6	10.2%	91.3	7.6%
Prepublication amortization	6.6	2.4%	6.9	1.8%	19.7	2.2%	20.6	1.7%
Postage, freight, shipping, fulfillment and other	39.6	14.3%	48.0	12.9%	119.7	13.3%	152.2	12.7%
Total	$146.0	52.6%	$183.0	49.0%	$468.5	52.1%	$584.4	48.6%

Cost of goods sold for the quarter ended February 28, 2021 was $146.0 million, or 52.6% of revenues, compared to $183.0 million, or 49.0% of revenues, in the prior fiscal year quarter. Cost of goods sold for the nine months ended February 28, 2021 was $468.5 million, or 52.1% of revenues, compared to $584.4 million, or 48.6% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues for the three and nine months ended February 28, 2021 was primarily driven by the sales decline in the book fairs channel, which traditionally has a higher mix of non-royalty bearing titles, coupled with higher trade sales, which typically have a higher royalty rate. In addition, postage, freight and shipping costs as a percentage of revenues increased in the school-based channels due to higher volumes of direct ship-to-home and the payment of holiday surcharges as a result of industry-wide capacity constraints.

Selling, general and administrative expenses in the quarter ended February 28, 2021 decreased to $129.1 million, compared to $190.4 million in the prior fiscal year quarter. The $61.3 million decrease was due to the Company's COVID-related cost-saving program, which included, but was not limited to, restructuring initiatives resulting in lower employee-related expenses, participation in government subsidy programs resulting in a subsidies of $2.1 million internationally and $4.6 million domestically, and reductions in spending across all major categories including medical, outside services and consultants, travel, and supplies.

Selling, general and administrative expenses in the nine months ended February 28, 2021 decreased to $387.6 million, compared to $564.1 million in the prior fiscal year period. The $176.5 million decrease was due to the Company's COVID-related cost-saving program, which included employee furlough and reduced work week programs and restructuring initiatives resulting in lower employee-related expenses, participation in government subsidy programs resulting in subsidies of $10.3 million internationally and $6.5 million domestically, improvements in operating and financial processes, and other efforts to lower the Company's overall cost base. A substantial portion of the cost-saving program, excluding the government subsidy programs, is expected to bring permanent improvements to the Company's cost structure. The majority of the employee short-term furlough and reduced work week programs were discontinued at the end of the first quarter of fiscal 2021.

Depreciation and amortization expenses in the three and nine months ended February 28, 2021 were $14.7 million and $46.0 million, respectively, which were comparable to $15.4 million and $46.2 million, respectively, in the prior fiscal year periods.

Asset impairments and write downs in the three and nine months ended February 28, 2021 were $10.9 million, compared to $40.0 million in the prior fiscal year periods. In the fiscal quarter ended February 28, 2021, the Company committed to a plan to cease use of its leased office space in New York City and consolidate into the company-owned New York headquarters and permanently close 12 of its 54 U.S. book fairs warehouses as part of a branch consolidation project. As a result, the Company recorded an impairment of the ROU assets associated with operating leases in the amount of $9.4 million and an impairment of $1.5 million of other long-lived assets, primarily leasehold improvements. The Company will continue to identify opportunities to consolidate distribution networks within the book fairs business. In the prior fiscal year quarter ended February 29, 2020, changes were made to the Company's North American purchasing protocols, product offerings and inventory retention policies reducing the anticipated inventory requirements in the Company's school

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
channels. As a result, the Company recorded a write down of inventory of $37.6 million and author advances and prepublication costs, related to the inventory, of $1.6 million and $0.8 million, respectively.

Severance expense in the quarter ended February 28, 2021 was $1.0 million, compared to $4.5 million in the prior fiscal year quarter, which included charges related to cost-reduction and restructuring programs of $0.8 million and $3.2 million for the three months ended February 28, 2021 and February 29, 2020, respectively.

Severance expense in the nine months ended February 28, 2021 was $18.3 million, compared to $10.7 million in the prior fiscal year period, which included charges related to cost-reduction and restructuring programs of $18.0 million and $6.9 million for the nine months ended February 28, 2021 and February 29, 2020, respectively.

Net interest expense in the quarter ended February 28, 2021 was $1.7 million compared to Net interest income of $0.3 million in the prior fiscal year quarter. Net interest expense in the nine months ended February 28, 2021 was $4.1 million compared to Net interest income of $1.0 million in the prior fiscal year period. The increase in Net interest expense for the three and nine months ended February 28, 2021 was primarily due to interest expense on debt borrowings.

Gain (loss) on sale of assets and other in the quarter ended February 28, 2021 was $3.8 million. The Company sold the UK distribution center located in Southam and recognized a gain on sale of $3.8 million.

Gain (loss) on sale of assets and other in the nine months ended February 28, 2021 was $10.4 million. The Company sold the company-owned facility located in Danbury, Connecticut and the UK distribution center located in Southam, recognizing a gain on sale of $6.6 million and $3.8 million, respectively.

The Company’s effective tax rate for the quarter ended February 28, 2021 was 36.4%, compared to 28.0% in the prior fiscal year quarter. The Company’s effective tax rate for the nine month period ended February 28, 2021 was 29.0%, compared to 27.4% in the prior fiscal year period.

Net loss attributable to Scholastic Corporation for the quarter ended February 28, 2021 decreased by $29.4 million to $13.9 million, compared to Net loss of $43.3 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $0.41 and $0.41, respectively, for the fiscal quarter ended February 28, 2021, compared to loss per basic and diluted share of Class A and Common Stock of $1.25 and $1.25, respectively, in the prior fiscal year quarter.

Net loss attributable to Scholastic Corporation for the nine months ended February 28, 2021 was $18.6 million, an improvement of $12.2 million compared to Net loss of $30.8 million in the prior fiscal year period. Net loss per basic and diluted share of Class A and Common Stock was $0.54 and $0.54, respectively, in the nine month period ended February 28, 2021, compared to loss per basic and diluted share of Class A and Common Stock of $0.89 and $0.89, respectively, in the prior fiscal year period.

Net loss attributable to noncontrolling interest for the quarter ended February 28, 2021 was $0.1 million compared to net income attributable to noncontrolling interest of less than $0.1 million in the prior fiscal year quarter. Net income attributable to noncontrolling interest for the nine months ended February 28, 2021 was less than $0.1 million compared to $0.1 million in the prior fiscal year period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Children’s Book Publishing and Distribution

	Three months ended				Nine months ended
	February 28,	February 29,	$	%	February 28,	February 29,	$	%
($ amounts in millions)	2021	2020	change	change	2021	2020	change	change
Revenues	$141.3	$220.2	$(78.9)	(35.8)%	$472.5	$743.4	$(270.9)	(36.4)%
Cost of goods sold	76.6	106.1	(29.5)	(27.8)%	249.7	343.1	(93.4)	(27.2)%
Other operating expenses (1)	68.9	111.9	(43.0)	(38.4)%	218.5	330.2	(111.7)	(33.8)%
Asset impairments	2.4	—	2.4	100.0%	2.4	—	2.4	100.0%
Operating income (loss)	$(6.6)	$2.2	$(8.8)	NM	$1.9	$70.1	$(68.2)	(97.3)%
Operating margin	—%	1.0%			0.4%	9.4%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 28, 2021 decreased by $78.9 million to $141.3 million, compared to $220.2 million in the prior fiscal year quarter. The decrease in segment revenues is primarily driven by lower book fairs channel revenues of $73.1 million due to a significantly lower in-person fair count as a result of the continued impact of COVID-19. Book clubs channel revenues decreased $8.4 million due in part to a strategic reduction in certain offers and SKUs to enhance profitability, coupled with the continued impact of COVID-19. Trade channel revenues increased by $2.6 million driven by increased sales of frontlist titles including Cat Kid Comic Club by Dav Pilkey, The Dangerous Gift (Wings of Fire, Book 14), Claudia and the New Girl (The Baby-Sitters Club® Graphic Novel #9) and Ground Zero, combined with increased sales from the best-selling Harry Potter series and book-based activity kits within the Klutz line, as well as higher audio book sales.

Revenues for the nine months ended February 28, 2021 decreased by $270.9 million to $472.5 million, compared to $743.4 million in the prior fiscal year period. The decrease in segment revenues is primarily driven by lower book fairs channel revenues of $263.8 million, due to the significantly lower in-person fair count as schools were not able to host fairs on-site due to COVID-19, and lower book clubs channel revenues of $29.6 million due to COVID-impacted delays in school reopenings coupled with a strategic reduction in certain offers and SKUs to enhance profitability. Trade channel revenues increased by $22.5 million, primarily due to sales of top-selling titles including Dog Man: Grime and Punishment, The Ickabog®, Cat Kid Comic Club, The Ballad of Songbirds and Snakes (A Hunger Games Novel), Logan Likes Mary Anne! (The Baby-Sitters Club Graphic Novel #8), The Dangerous Gift (Wings of Fire, Book 14), and Harry Potter and the Sorcerer’s Stone: MinaLima Edition, coupled with increased backlist sales from best-selling series including Harry Potter®, Dog Man®, Hunger Games®, Captain Underpants®, The Bad GuysTM, Five Nights at Freddy's, and The Baby-Sitters Club® GraphixTM, as well as increased sales of workbooks within the Scholastic Early Learners and BOB Books® lines and higher audio book sales.

Cost of goods sold for the quarter ended February 28, 2021 was $76.6 million, or 54.2% of revenues, compared to $106.1 million, or 48.2% of revenues, in the prior fiscal year quarter. Cost of goods sold for the nine months ended February 28, 2021 was $249.7 million, or 52.8% of revenues, compared to $343.1 million, or 46.2% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues for the three and nine months ended February 28, 2021 was primarily driven by the sales decline in the book fairs channel which traditionally has a higher mix of non-royalty bearing titles, coupled with higher trade sales which typically have a higher royalty rate. In addition, postage, freight and shipping costs as a percentage of revenues increased in the school-based channels due to higher volumes of direct ship-to-home and the payment of holiday surcharges as a result of industry-wide capacity constraints.

Other operating expenses for the quarter ended February 28, 2021 decreased to $68.9 million, compared to $111.9 million in the prior fiscal year quarter. The $43.0 million decrease was attributable to the cost-saving program, which resulted in a reduction in employee-related costs primarily within the book fairs channel, as well as COVID-related governmental employee retention credits and lower book clubs kit costs. The decrease was partially offset by certain restructuring activities within the book fairs operations which resulted in branch consolidation costs of $0.5 million.

Other operating expenses for the nine months ended February 28, 2021 decreased to $218.5 million, compared to $330.2 million in the prior fiscal year period. The $111.7 million decrease was attributable to the cost-saving program, which included employee furlough and reduced work week programs in the first fiscal quarter,

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
resulting in a reduction in employee-related costs across all channels, a COVID-related governmental employee retention credit, lower book clubs kit costs and savings from the temporary closure of certain book fair distribution facilities. The decrease was partially offset by certain restructuring activities within the book fairs operations which resulted in branch consolidation costs of $0.5 million.

Asset impairments for the three and nine months ended February 28, 2021 were $2.4 million. The Company committed to a plan to permanently close 12 of its 54 book fairs warehouses in the U.S. as part of the branch consolidation project, as a result of which the Company recognized an impairment expense of $2.4 million in the third quarter, primarily related to the ROU assets associated with these warehouse operating leases. The Company intends to continue to identify opportunities to consolidate distribution networks within the book fairs business.

Segment operating loss for the quarter ended February 28, 2021 was $6.6 million, compared to operating income of $2.2 million in the prior fiscal year quarter. The decrease was primarily driven by the significant decline in book fairs channel revenues and related restructuring activities within the book fairs operations which resulted in asset impairment charges and branch consolidation costs. This decrease was partially offset by increased sales in the trade channel and increased profitability in the book clubs channel due to lower kit costs, as well as a reduction in employee-related costs, primarily in the school-based channels, attributable to the cost-saving programs implemented by the Company.

Segment operating income for the nine months ended February 28, 2021 was $1.9 million, compared to $70.1 million in the prior fiscal year period. The decrease was primarily driven by the significant decline in book fairs channel revenues and related restructuring activities within the book fairs operations which resulted in asset impairment charges and branch consolidation costs. This decrease was partially offset by increased sales in the trade channel and increased profitability in the book clubs channel due to lower kit costs, as well as a reduction in employee-related costs, primarily in the school-based channels, attributable to the cost-saving programs implemented by the Company. The Company expects a continued impact from COVID-19 and continues to monitor costs in the school channels, while simultaneously preparing itself to be in a position to respond to customer requirements as schools resume in-person instruction.

Education

	Three months ended				Nine months ended
	February 28,	February 29,	$	%	February 28,	February 29,	$	%
($ amounts in millions)	2021	2020	change	change	2021	2020	change	change
Revenues	$66.3	$74.3	$(8.0)	(10.8)%	$187.4	$192.6	$(5.2)	(2.7)%
Cost of goods sold	20.7	23.9	(3.2)	(13.4)%	64.5	68.0	(3.5)	(5.1)%
Other operating expenses (1)	35.5	40.6	(5.1)	(12.6)%	103.1	122.0	(18.9)	(15.5)%
Operating income (loss)	$10.1	$9.8	$0.3	3.1%	$19.8	$2.6	$17.2	NM
Operating margin	15.2%	13.2%			10.6%	1.3%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 28, 2021 decreased to $66.3 million, compared to $74.3 million in the prior fiscal year quarter, resulting in a decrease of $8.0 million. The decrease in segment revenues is primarily driven by lower sales of classroom magazines of $4.3 million and lower custom publishing revenues of $2.0 million as the Company has been winding down the custom publishing business. In addition, the decrease was driven by lower sales of the Company's traditional classroom book collections, which benefited in the prior fiscal year quarter from a large school district sale, partially offset by increased sales of take-home reading packs, teaching resources early readers and workbooks, and digital subscription products.

Revenues for the nine months ended February 28, 2021 decreased to $187.4 million, compared to $192.6 million in the prior fiscal year period, resulting in a decrease of $5.2 million. The Company has been winding down the custom publishing business, which resulted in a decrease of $6.8 million in revenues compared to the prior fiscal year period. Excluding custom publishing business revenues, segment revenues increased $1.6 million driven by higher sales of the Company's Grab and Go reading packs to school districts and community-based organizations, as well as higher sales of instructional programs. Digital revenues also increased in the nine months ended February 28, 2021 due to higher sales of digital subscription products, including Scholastic

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Literacy Pro® and BookFlix®, coupled with,a large school district sale of the Scholastic Literacy Pro and F.I.R.S.T.® digital programs for independent reading and foundational reading skills. In addition, the Company's teaching resources business revenues increased from sales of jumbo workbooks and early readers. This increase was partially offset by lower sales of the Company's traditional classroom book collections and classroom magazines as many school districts remained closed for in-person learning.

Cost of goods sold for the quarter ended February 28, 2021 was $20.7 million, or 31.2% of revenues, compared to $23.9 million, or 32.2% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenues was primarily due to lower employee costs associated with professional services revenue as services were delivered virtually rather than in person.

Cost of goods sold for the nine months ended February 28, 2021 was $64.5 million, or 34.4% of revenues, compared to $68.0 million, or 35.3% of revenues, in the prior fiscal year period. The decrease in Cost of goods sold as a percentage of revenues was primarily due to favorable product mix from higher digital sales and sales of take-home reading packs, coupled with lower employee costs associated with professional services revenue as services were delivered virtually rather than in person.

Other operating expenses for the quarter ended February 28, 2021 decreased to $35.5 million, compared to $40.6 million in the prior fiscal year quarter. Other operating expenses for the nine months ended February 28, 2021 decreased to $103.1 million, compared to $122.0 million in the prior fiscal year period. The decrease in Other operating expenses for the three and nine months ended February 28, 2021 was primarily related to a decrease in employee-related costs as a result of cost-saving measures implemented to mitigate the impact of COVID-19.

Segment operating income for the quarter ended February 28, 2021 was $10.1 million, compared to $9.8 million in the prior fiscal year quarter. The $0.3 million increase was primarily driven by the cost-saving measures taken to mitigate the impact of COVID-19.

Segment operating income for the nine months ended February 28, 2021 was $19.8 million, compared to $2.6 million in the prior fiscal year period. The $17.2 million increase was primarily driven by cost-saving measures taken to mitigate the impact of COVID-19, coupled with revenue increases in a number of the segment's business lines, including Grab and Go reading packs, digital product subscriptions, and teaching resources products.

International

	Three months ended				Nine months ended
	February 28,	February 29,	$	%	February 28,	February 29,	$	%
($ amounts in millions)	2021	2020	change	change	2021	2020	change	change
Revenues	$69.9	$78.8	$(8.9)	(11.3)%	$239.0	$267.1	$(28.1)	(10.5)%
Cost of goods sold	39.1	43.1	(4.0)	(9.3)%	127.2	141.1	(13.9)	(9.9)%
Other operating expenses (1)	31.9	39.4	(7.5)	(19.0)%	88.5	121.7	(33.2)	(27.3)%
Operating income (loss)	$(1.1)	$(3.7)	$2.6	70.3%	$23.3	$4.3	$19.0	NM
Operating margin	—%	—%			9.7%	1.6%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 28, 2021 decreased to $69.9 million, compared to $78.8 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $12.4 million, partially offset by favorable foreign exchange of $3.5 million. In Canada, local currency revenues decreased $4.9 million and in the UK, local currency revenues decreased by $3.3 million, due to lower school-based channel sales in Canada and lower book fair events in the UK, resulting from the continued impact of COVID-19. In Asia, local currency revenues decreased $3.4 million primarily driven by lower direct-to-home sales and lower school-based channel revenues. Australia and New Zealand local currency revenues decreased $0.8 million, primarily driven by lower revenues in the school-based channels in Australia.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Revenues for the nine months ended February 28, 2021 decreased to $239.0 million, compared to $267.1 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations decreased by $34.5 million, partially offset by favorable foreign exchange of $6.4 million. In Canada, local currency revenues decreased $17.8 million, primarily driven by lower school-based channel sales as a result of COVID-19 restrictions, partially offset by increased sales of best-selling trade titles. In the UK, local currency revenues decreased $7.4 million, primarily due to lower volumes in the book fairs channel, partially offset by increased book clubs sales from parent-to-home orders, as well as increased sales of trade titles. In Asia, local currency revenues decreased $13.5 million primarily related to lower revenues from the direct sales channel and lower school-based channel revenues due in part to the adverse impact of COVID-19. Australia and New Zealand local currency revenues increased $2.8 million, primarily on higher revenue from the trade and book clubs channels, partially offset by lower volumes in the book fairs channel. In addition, revenues from the foreign rights channel increased $1.9 million and revenues from the export channel decreased $0.5 million compared to the prior fiscal year period.

Cost of goods sold for the quarter ended February 28, 2021 was $39.1 million, or 55.9% of revenues, compared to $43.1 million, or 54.7% of revenues, in the prior fiscal year quarter. The increase in cost of goods sold as a percentage of revenue was primarily driven by increased royalty costs due to a sales shift to trade titles with higher royalty rates.

Cost of goods sold for the nine months ended February 28, 2021 was $127.2 million, or 53.2% of revenues, as compared to $141.1 million, or 52.8% of revenues, in the prior fiscal year period, resulting from higher royalty costs due to a sales shift to trade titles with higher royalty rates, partially offset by lower fulfillment costs in the book fairs channel due to revenue declines.

Other operating expenses for the quarter ended February 28, 2021 were $31.9 million, compared to $39.4 million in the prior fiscal year quarter. Other operating expenses decreased $7.5 million primarily driven by lower employee-related expenses as a result of the cost-saving programs implemented by the Company and the benefit of COVID-related governmental employee retention programs in Canada and the UK which resulted in subsidies of $2.1 million. The Company will continue to explore the applicability of employee retention programs country by country, but expects such programs to wind down in the coming fiscal quarters. This decrease was partially offset by severance expense of $0.2 million related to the cost-reduction measures.

Other operating expenses for the nine months ended February 28, 2021 were $88.5 million, compared to $121.7 million in the prior fiscal year period. Other operating expenses decreased $33.2 million primarily driven by lower employee-related expenses as a result of the cost-saving programs implemented by the Company and COVID-related governmental employee retention programs in Australia, New Zealand, Canada, and the UK which resulted in subsidies of $10.3 million. This decrease was partially offset by severance expense of $2.5 million related to the cost-reduction measures and branch consolidation costs of $0.3 million.

Segment operating loss for the quarter ended February 28, 2021 was $1.1 million, compared to $3.7 million in the prior fiscal year quarter. Total local currency operating results across the Company's foreign operations improved $2.5 million, primarily driven by COVID-related governmental employee retention programs and lower employee-related costs as a result of cost-saving measures, partially offset by lower revenues in the book fairs and direct sales channels.

Segment operating income for the nine months ended February 28, 2021 was $23.3 million, compared to $4.3 million in the prior fiscal year period. Total local currency operating results across the Company's foreign operations increased $18.0 million, primarily driven by COVID-related governmental employee retention programs and lower employee-related costs as a result of cost-saving measures, in addition to increased trade channel revenues, partially offset by lower revenues in the book fairs and direct sales channels as well as increased severance expense and branch consolidation costs.

Overhead

Unallocated overhead expense for the quarter ended February 28, 2021 decreased by $41.7 million to $26.6 million, from $68.3 million in the prior fiscal year quarter. $40.0 million of the decrease related to a one-time write down of inventory that occurred in the prior fiscal year quarter. Also contributing to the decrease in costs were reductions in spending across all major categories including employee-related expenses, medical, outside

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
services and consultants, travel, and supplies, as well as lower severance expenses related to cost-saving programs, which decreased by $2.6 million to $0.6 million, compared to $3.2 million in the prior fiscal year quarter. The reductions in expense were partially offset by the $8.5 million asset impairment related to the leased office space in New York City in connection with the consolidation into the company-owned New York headquarters.

Unallocated overhead expense for the nine months ended February 28, 2021 decreased by $41.9 million to $77.4 million, from $119.3 million in the prior fiscal year period. A substantial portion of the decrease is related to charges in the prior fiscal year period that did not reoccur in the current nine-month fiscal year period including the $40.0 million write down of inventory, a $1.5 million settlement charge related to an alleged patent infringement and a $1.0 million settlement arising from an intellectual property producing agreement. Also contributing to the decrease in costs were lower employee-related costs, resulting in part from a COVID-related governmental employee retention credit, and reductions in spending across all major categories including medical, outside services and consultants, travel, and supplies. The decrease in costs was partially offset by the $8.5 million asset impairment related to the leased office space in New York City in connection with the consolidation into the company-owned New York headquarters and higher severance expense related to the cost-saving programs, which increased by $8.6 million to $15.5 million, compared to $6.9 million in the prior fiscal year period.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. Presently, there remain many uncertainties concerning the timing of and any patterns which may emerge with respect to school instruction, whether in-school, remote or hybrid for the remaining school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the fourth quarter of fiscal 2021.

Liquidity and Capital Resources

Cash provided by operating activities was $36.5 million for the nine months ended February 28, 2021, compared to cash provided by operating activities of $44.0 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $7.5 million. The decrease in cash provided was primarily driven by lower customer remittances due to lower revenues in the nine months ended February 28, 2021, partially offset by an overall reduction in spending across all major categories as part of the cost-saving programs including employee-related costs, medical, outside services and consultants, travel, and supplies, as well as lower tax payments. The Company intends to continue to limit certain spending in view of the economic uncertainty brought on by the global pandemic.

Cash used in investing activities was $34.9 million for the nine months ended February 28, 2021, compared to cash used in investing activities of $74.4 million in the prior fiscal year period, representing a decrease in cash used in investing activities of $39.5 million. The decrease in cash used was driven by the net proceeds from the sale of the Danbury facility and the Southam distribution center of $12.3 million and $5.1 million, respectively, in addition to the presence of the UK land acquisition of $3.3 million in the prior fiscal year period as part of a warehouse consolidation project. The Company also had lower capital expenditures of $11.3 million as it continued to make strategic investments in key growth areas of the business and technology, both internal and customer-facing, to allow it to operate with greater efficiency, and lower prepublication spending of $6.2 million.

Cash used in financing activities was $46.2 million for the nine months ended February 28, 2021, compared to cash used in financing activities of $39.7 million for the prior fiscal year period, representing an increase in cash used in financing activities of $6.5 million. The increase in cash used is primarily related to a repayment of borrowings under the U.S. loan agreement of $25.0 million, coupled with lower short-term credit facility net borrowings of $13.3 million. This increase was partially offset by the temporary suspension of the Company's

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
share buy back program pursuant to which $32.2 million of common stock was reacquired in the prior fiscal year period.

Cash Position

The Company’s cash and cash equivalents totaled $353.2 million at February 28, 2021, $393.8 million at May 31, 2020 and $263.8 million at February 29, 2020. Cash and cash equivalents held by the Company’s U.S. operations totaled $305.9 million at February 28, 2021, $364.2 million at May 31, 2020 and $240.2 million at February 29, 2020.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. The Company expects lower cash receipts from its school channel businesses in the fourth quarter of fiscal 2021 as a result of the continued effects of COVID-19 on the patterns of school instruction, primarily resulting in lower book fairs revenues. As a precautionary measure in the context of the COVID-19 pandemic, the Company accessed its committed bank credit facility in the fourth quarter of fiscal 2020 by taking a U.S. dollar LIBOR-based advance for $200.0 million, although there continues to be no immediate working capital requirement. During the second quarter of fiscal 2021, the Company paid down $25.0 million of the borrowing, resulting in $175.0 million outstanding as of February 28, 2021, which is classified as current effective as of the third quarter of fiscal 2021. On December 16, 2020, the U.S. loan agreement was amended, which, among other things, included adjustments to certain covenant thresholds and reduced the borrowing limit from $375.0 million to $250.0 million. See Note 5 of Notes to the Financial Statements - Unaudited in Item 1, "Financial Statements" for more information concerning the amended U.S. loan agreement.

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

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases as appropriate in the context of COVID-19 considerations. As of February 28, 2021, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $353.2 million, cash from operations and the Company's loan agreements in the U.S. and the UK. As indicated above, the U.S. loan agreement was amended on December 16, 2020, which reduced the borrowing limit from $375.0 million to $250.0 million, of which a maximum of $225.0 is available until the Company satisfies its pre-amendment financial covenants and the minimum liquidity covenant that has been added by the Amendment. The Company expects the amended U.S. loan agreement to provide it with an appropriate level of flexibility to strategically manage the business through the global pandemic. The Company's amended U.S. loan agreement and its loan agreements in the UK total $236.9 million, less borrowings of $182.2 million and commitments of $0.4 million, resulting in $54.3 million of availability. Additionally, the Company has short-term credit facilities of $41.9 million, less current borrowings of $8.5 million and commitments of $3.9 million, resulting in $29.5 million of current availability at February 28, 2021. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities, taking COVID-19 into consideration.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Financing

The Company is party to the U.S. loan agreement, the UK loan agreements and certain credit lines with various banks as described in Note 5 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had $175.0 million in outstanding borrowings under the U.S. loan agreement as of February 28, 2021, which are classified as current effective as of the third quarter of fiscal 2021. As indicated above, on December 16, 2020, the Company entered into the Amendment to the U.S. loan agreement which included temporary covenant relief and a reduction in the maximum commitments. On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 million to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan has a maturity date of July 31, 2021. As of February 28, 2021, the Company had $2.8 million outstanding on the loan. On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 million to fund the construction of the new UK facility in Warwickshire. The loan has a maturity date of July 31, 2021. As of February 28, 2021, the Company had $4.4 million outstanding on the loan.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 28, 2021. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of February 28, 2021:

($ amounts in millions)	Fiscal Year Maturity
	2021(1)	2022	2023	2024	2025	Thereafter	Total	Fair Value @ 02/28/2021
Debt Obligations
Lines of credit and current portion of long-term debt	$8.5	$182.2	$—	$—	$—	$—	$190.7	$190.7
Average interest rate	4.6%	2.5%	—	—	—	—

(1)    Fiscal 2021 includes the remaining three months of the current fiscal year ending May 31, 2021.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2021, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2021 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED February 28, 2021
Exhibits Index

Exhibit Number	Description of Document
31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2021 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: March 19, 2021	By:	/s/ Richard Robinson

Richard Robinson
Chairman of the Board, President and Chief Executive Officer

Date: March 19, 2021	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)