Form 10-K
period 2021-05-31
SCHOLASTIC CORP
filed 2021-07-23
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	May 31, 2021	Commission File No.	000-19860
Scholastic Corporation
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 343-6100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2020, was approximately $692,546,687. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2021 was as follows:

Title of each class	Number of shares outstanding as of June 30, 2021
Common Stock, $0.01 par value	32,718,240
Class A Stock, $0.01 par value	1,656,200

Documents Incorporated By Reference

    Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2021.

Part I
Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools, as well as parents and children, customized and comprehensive solutions to support children’s learning and reading both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Australia, New Zealand, Asia and through its export business, sells products in approximately 165 international locations.

Segments

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education; and International.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

(Amounts in millions)
	2021	2020	2019
Children’s Book Publishing and Distribution	$664.7	$875.4	$990.3
Education	312.3	287.3	297.4
International	323.3	324.4	366.2
Total	$1,300.3	$1,487.1	$1,653.9

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

(51.1% of fiscal 2021 revenues)

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

The Company distributes promotional materials containing order forms to classrooms in the vast majority of the pre-K to grade 8 schools in the United States. Classroom teachers who wish to participate in a school-based book club provide the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. The teacher aggregates the students’ orders and forwards them to the Company. Approximately 58% of kindergarten ("K") to grade 5 elementary school teachers in the United States who received promotional materials in fiscal 2021 participated in the Company’s school-based book clubs. In fiscal 2021, approximately 96% of total book club revenues were placed via the internet through the Company’s online ordering platform, which allows parents, as well as teachers, to order online, with approximately 56% of such revenues being placed by parents via the Company's online ordering platform. Products are typically shipped to the classroom for distribution to the students, however during the COVID-19 pandemic, the Company provided shipping directly to parents' and teachers' homes due to school closures. Teachers who participate in book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

School-Based Book Fairs

The Company entered the school-based book fairs channel in 1981 under the name Scholastic Book Fairs. The Company is the leading distributor of school-based book fairs in the United States serving schools in all 50 states. Book fairs provide children access to hundreds of popular, quality books and educational materials, increase student reading and help book fair organizers raise funds for the purchase of school library and classroom books, supplies and equipment. Book fairs have traditionally been weeklong events where children and families peruse and purchase their favorite books together. The Company typically delivers book fairs product from its warehouses to schools principally by a fleet of Company-owned and leased vehicles. However, as a result of COVID-19 school closings and the cancellation of physical book fairs held at schools, the Company offered virtual book fairs and ship-to-home options as an alternative temporary method for delivering fair products. Sales and customer service representatives, working from the Company’s regional offices, distribution facilities and national distribution facility in Missouri, along with local area field representatives, provide support to book fair organizers. Physical book fairs are conducted by school personnel, volunteers and parent-teacher organizations, from which the schools may receive either books, supplies and equipment or a portion of the proceeds from every book fair.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, on-line retailers and mass merchandisers primarily in the United States. Scholastic’s original publications include Harry Potter™, The Hunger Games®, The Bad Guys™, The Baby-Sitters Club® graphic novels, The Magic School Bus®, Captain Underpants®, Dog Man®, Wings of Fire™, Cat Kid Comic Club™, Goosebumps® and Clifford The Big Red Dog®, and licensed properties such as Peppa Pig® and Pokemon®. In addition, Klutz® and Make Believe Ideas™ publish and create “books plus” and novelty products for children, including titles such as Make Your Own Pet Adoption Truck, Mini Bake Shop, LEGO® Gear Bots and titles in the Never Touch series.

The Company’s trade organization focuses on publishing, marketing and selling books to bookstores, on-line retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies books for the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Bestsellers in the trade division during fiscal 2021 included Dav Pilkey's Dog Man series and Cat Kid Comic Club, The Ickabog®, All Because You Matter, Harry Potter series, including Harry Potter and the Sorcerer’s Stone: MinaLima Edition, The Ballad

of Songbirds and Snakes (A Hunger Games Novel), Wings of Fire, Book 14: The Dangerous Gift and The Baby-Sitters Club graphic novels, including Logan Likes Mary Anne! and Claudia and the New Girl.

Also included in the Company's trade organization are Weston Woods Studios, Inc. ("Weston Woods") and Scholastic Audio, as well as Scholastic Entertainment Inc. ("SEI"). Weston Woods creates audiovisual adaptations of classic children's picture books distributed through the school and retail markets. Scholastic Audio provides audiobook productions of popular children's titles. SEI is responsible for exploiting the Company's film and television assets, which include a large television programming library based on the Company's properties, and for developing new programming.

Scholastic is also a leading publisher of quality children’s reference and non-fiction products sold primarily to schools and libraries in the United States. These products include non-fiction books published in the United States under the imprints Children’s Press® and Franklin Watts®.
EDUCATION

(24.0% of fiscal 2021 revenues)

The Education segment includes the publication and distribution to schools and libraries of children’s books, other print and on-line reference, non-fiction and fiction focused products, classroom magazines and classroom materials for core and supplemental literacy instruction, as well as consulting services and related products supporting professional development for teachers and school and district administrators, including professional books, coaching, workshops and seminars which in combination cover grades pre-K to 12 in the United States. In response to COVID-19 school closings, the Company has introduced alternative distribution methods including "take home packs" that are provided to schools and school districts, allowing families access to educational materials when arriving at local facilities to access meals as part of the National School Lunch Program and, in certain circumstances, were mailed to individual residences. In addition, the Company offers a "learning at home" service providing free learning activities and resources to students and their families.

Scholastic Literacy
In the spring of 2019, the Company launched Scholastic Literacy, a comprehensive approach to core literacy for students in kindergarten to grade 6 that includes curriculum materials in both digital and print. Scholastic Literacy's instructional methodology leads to responsive teaching in three classroom configurations: (1) to students with teacher-led whole class instruction; (2) with children through teacher-facilitated small group differentiated instruction; and (3) by students through independent reading practice and mastery. The Company believes that the Scholastic Literacy core curriculum reading program contains a number of key differentiators, including the highest volume of authentic and culturally-relevant texts in the market and data to inform responsive, personalized instruction for students, which will help it continue to gain traction in the market.
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
Scholastic is also the leading publisher of classroom magazines. Teachers in grades pre-K to 12 use the Company’s 33 classroom magazines, including Scholastic News®, Scholastic Scope®, Storyworks®, Let's Find Out® and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including current events, literature, math, science, social studies and foreign languages. These offerings provide schools with substantial non-fiction material, which is required to meet new higher educational standards. Each magazine has its own website with online digital resources that supplement the print materials, as well as providing access to the magazine in a digital format. A "digital only" subscription to the magazine is also offered, in which digital delivery is expected to be increasingly important due to COVID-19 uncertainties. Scholastic’s classroom magazine circulation in the United States in fiscal 2021 was approximately 12.4 million, with approximately 80% of the circulation in grades pre-K to 6. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Also included in the segment is the Company's custom publishing business, which was phased out, or in some cases, assigned to other business units for particular clients.
INTERNATIONAL
(24.9% of fiscal 2021 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Major Markets, which include Canada, the United Kingdom, Ireland, Australia, and New Zealand, as well as in India, Singapore and other parts of Asia including Malaysia, Thailand, the Philippines, Indonesia, Hong Kong, Taiwan, Korea and Japan. The Company has branches in the United Arab Emirates and Colombia, a business in China that supports English language learning and, sells products in approximately 130 international locations through its export business. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, digital educational resources and other materials through school-based book clubs, school-based book fairs and trade channels; and produce and distribute magazines and on-line subscription services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by many of these operations have received awards for excellence in children’s literature. In Asia, the Company also publishes and distributes products under the Grolier name for parents to provide English language learning for their children at home and engages in direct sales in shopping malls and door to door, as well as operating a franchise program for tutorial centers that provide English language training to students primarily in China.

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

United Kingdom

Scholastic UK, founded in 1964, is the largest operator of school-based marketing channels in the United Kingdom and is a publisher and one of the leading suppliers of original or licensed children’s books to the United Kingdom trade market. Scholastic UK also publishes supplemental educational materials, including professional books for teachers. The UK school-based business has responded to the COVID-19 pandemic by implementing increased digital marketing and delivering products directly to parents' homes for the book clubs channel.

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

Foreign Rights and Export

The Company licenses the rights to select Scholastic titles in 65 languages to other publishing companies around the world. The Company’s export business sells educational materials, digital educational resources and children’s books to schools, libraries, bookstores and other book distributors in approximately 130 international locations that are not otherwise directly serviced by Scholastic subsidiaries. The Company also partners with governments and non-governmental agencies to create and distribute books to public schools in developing countries.

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

In the United States, the Company mainly processes and fulfills orders for school-based book clubs, trade, reference and non-fiction products, educational products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. In connection with its trade business, the Company may fulfill product orders directly from printers to customers. Magazine orders are processed at the Jefferson City facility and the magazines are shipped directly from printers. School-based book fairs are fulfilled through a network of warehouses across the country, as well as from the Company's Jefferson City warehouse and distribution facility. In fiscal 2021, the Company committed to permanently close 13 of the 54 U.S. book fairs warehouses as part of a branch consolidation project. The Company’s international school-based book clubs, school-based book fairs, trade and educational operations use distribution systems similar to those employed in the United States.

The Company continues to monitor the impact of COVID-19 on manufacturing and paper requirements as well as fulfillment needs. See Item 1A, Risk Factors, for further discussion on potential risks associated with the COVID-19 pandemic.

CONTENT ACQUISITION

Access to intellectual property or content (“Content”) for the Company’s product offerings is critical to the success of the Company’s operations. The Company incurs significant costs for the acquisition and development of Content for its product offerings. These costs are often deferred and recognized as the Company generates revenues derived from the benefits of these costs. These costs include the following:

•Prepublication costs - Prepublication costs are incurred in all of the Company’s reportable segments. Prepublication costs include costs incurred to create the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media.

•Royalty advances - Royalty advances are incurred in all of the Company’s reportable segments, but are most prevalent in the Children’s Book Publishing and Distribution segment and enable the Company to obtain contractual commitments from authors to produce Content. The Company regularly provides authors with advances against expected future royalty payments, often before the books are written. Upon publication and sale of the books or other media, the authors generally will not receive further royalty payments until the contractual royalties earned from sales of such books or other media exceed such advances. The Company values its position in the market as the largest publisher and distributor of children's books in obtaining Content, and the Company’s experienced editorial staff aggressively acquires Content from both new and established authors.

•Acquired intangible assets - The Company may acquire fully or partially developed Content from third parties via acquisitions of entities or the purchase of the rights to Content outright.

SEASONALITY

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Trade sales can vary throughout the year due to varying release dates of published titles. The Company generally experiences a loss from operations in the first and third quarters of each fiscal year. The COVID-19 pandemic significantly impacted the Company during fiscal 2021 and there remain many uncertainties concerning the timing of and any patterns which may emerge with respect to school instruction, whether in-school, remote or hybrid for the new school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the first quarter of fiscal 2022. Reference is also made to Item 1A, Risk Factors, for further discussion on potential risks associated with the COVID-19 pandemic.

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

HUMAN CAPITAL

As of May 31, 2021, we had approximately 6,800 employees, of which 4,700 were located in the United States and 2,100 outside the United States. Globally, approximately 72% of our employees are employed on a full-time basis, 9% part-time, and 19% seasonal. The seasonal employees are largely associated with the school-based businesses which are dependent on the fall and spring seasons when schools are in session.

The Human Resources and Compensation Committee (“HRCC") provides oversight on human capital matters. The HRCC is responsible for evaluating executive compensation, senior management selection, retention and succession planning and human resources strategies in respect to general employee benefit programs (including retirement plan programs) and talent management.

Diversity, Equity, Inclusion and Belonging
We are committed to diverse representation, in the books we publish and those we distribute through our book fairs and book clubs, the articles we feature in our classroom magazines and the instructional tools we provide to educators. We offer books featuring a diverse representation of ethnicities and cultures, LGBTQIA+ protagonists, individuals with physical, mental, and emotional exceptionalities, other historically underrepresented groups, and increasing diversity of contributors.

We have recently formed the Diversity, Equity, Inclusion and Belonging Task Force to advance our goals in three priority focus areas: People and Culture which will focus on creating an inclusive workplace culture, enabling ongoing internal education, and increasing overall staff diversity; Publishing and Education which will focus on promoting equity, social justice, representation and civic understanding in the classroom and in the world; and Procurement and Purchasing which will continue to expand supplier diversity, focused on sourcing from minority-owned businesses.

We will continue to build on Scholastic’s credo and our commitment to the individual worth of each and every child, regardless of race, sexual orientation, gender identity and expression, economic, political, attitudinal, neurodiversity, religious or demographic background and to inspire everyone who works at the Company with contemporary employee policies and programs dedicated to creating a safe, inclusive environment in which every employee can be heard and feel respected.

Compensation and Benefits
We are committed to helping our employees and their families lead healthy productive lives. Our benefits packages and wellness programs help our employees succeed at work and at home. We offer comprehensive compensation and benefits packages designed to attract, retain and recognize our employees. We are committed to achieving pay equity and aligning rewards to performance. Our benefits program provides an array of flexible plans to meet the needs of eligible employees, which includes, among other things, medical, dental and vision plans, health management and incentive programs, flexible spending arrangements, life and disability insurance, retirement plans, work/life balance programs and an employee discount program including discounts on Scholastic products and an Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees the opportunity to purchase Scholastic common stock at a discount. We also provide eligible employees paid time off, in addition to volunteer hours to enable involvement in community action.

Learning and Development
Successful execution of our strategy is dependent on attracting, retaining and developing employees and members of our management team. Our learning and development program enhances current and future organizational effectiveness by identifying skill gaps and assessing needs that can be supported by providing high quality educational and developmental programs that are strategic, measurable, effective, and serve to increase employees’ skills, knowledge, and effectiveness. In addition to annual trainings on key topics including compliance, ethics and integrity and information security, employees have access to the Scholastic Learning Center, a learning portal that includes self-paced online courses, books, and videos, as well as virtual and live instructor-led opportunities. Full and part-time employees also participate in an annual performance review process.

Health and Safety
The safety and well-being of our employees, customers, and community is a top priority. We have a safety program in place that focuses on policies and training programs to prevent injuries and incidents in the distribution centers. In response to the COVID-19 pandemic, we have implemented additional safety measures in all our offices and facilities including work from home flexibility for non-site specific roles, enhanced cleaning protocols, and health monitoring and temperature screening of employees, in addition to offering onsite vaccine distribution at certain facilities or paid time allowances for employees to receive the vaccine from clinics and emotional support resources for employees impacted by COVID-19. We have also worked with outside safety experts to implement additional stringent protocols in delivering safe book fairs to schools, including training for our drivers and team members and a safety toolkit for all in-school fairs. We have committed resources regularly to review these policies and monitor compliance, while staying current with any new CDC recommendations.

EXECUTIVE OFFICERS

The following individuals have been determined by the Board of Directors to be the executive officers of the Company. Each such individual serves in his or her position with Scholastic until such person’s successor has been elected or appointed and qualified or until such person’s earlier resignation or removal.

Name	Age	Employed by Registrant Since	Previous Position(s) Held as of July 23, 2021
Kenneth J. Cleary	56	2008	Chief Financial Officer (since 2017); Senior Vice President, Chief Accounting Officer (2014-2017); Vice President, External Reporting and Compliance (2008-2014).
Andrew S. Hedden	80	2008	Executive Vice President, General Counsel and Secretary (since 2008).
Iole Lucchese	54	1991	Executive Vice President (since 2016), Chief Strategy Officer (since 2014), President, Scholastic Entertainment (since 2018), President, Scholastic Canada (2016) and Chair of the Board of Directors (2021).
Sasha Quinton	43	2020	Executive Vice President and President, Scholastic Book Fairs (2020); Vice President & GMM, Bookstore, Barnes and Noble, Inc. (2019); Senior Vice President, Marketing and Procurement, ReaderLink Distribution Services (2017-2019); Vice President, Marketing and Procurement, ReaderLink Distribution Services (2014-2017).
Rosamund M. Else-Mitchell	51	2021	President, Education Solutions (2021), Houghton Mifflin Harcourt - Chief Learning Officer & General Manager (2017 -2019), Executive Vice President, Professional Services (2015-2019).

Richard Robinson, Chairman of the Board, President and Chief Executive Officer, unexpectedly passed away on June 5, 2021 after overseeing Scholastic’s long-term strategy and vision for close to 50 years. On July 19, 2021, Peter Warwick, who has served on the Company’s Board since 2014, was named the Company’s new President and Chief Executive Officer effective August 1, 2021.

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

Risks Related to the COVID-19 Pandemic

Our business, results of operations and financial condition may continue to be adversely affected by the COVID-19 pandemic and other infectious diseases.

The COVID-19 pandemic and actions taken, or which may be taken in the future, based on the future course of the pandemic, by governments, businesses and individuals to limit the spread of the virus may continue to have an adverse effect on the Company’s results of operations and financial condition. The following are ways that the virus and steps taken to curtail it have impacted or may in the future impact the Company’s businesses and operations:
Books Fairs / Book Clubs: A major part of the Company’s business depends upon access to and activities at schools in the United States and other markets. While it is anticipated that schools will be open for in-person learning for the 2021/2022 school year, if schools are closed again or if in-person group activities in schools are prohibited or limited at those schools that remain open, the book fairs and book clubs businesses may continue to be adversely affected. This may also have a continuing effect on the Company’s current business models for book fairs and book clubs, requiring the Company to adapt its models or develop alternative models to respond to in-school and remote learning patterns which may emerge, whether temporarily or permanently, with the new school year, and there can be no assurance that the Company will be successful in meeting this challenge, which would have an adverse effect on the previous levels of revenue and operating results the Company has been able to achieve through these school channels prior to the pandemic.

Education: Similarly, school closings or other measures designed to prevent the spread of the virus in schools that remain open may adversely impact the Company’s Education segment, particularly if school administrators and other personnel who order educational products decide, in order to limit the spread of the virus or to limit spending, to curtail purchases of the Company’s curated collections of physical books which are meant to be shared by students in classrooms or print copies of classroom magazines which are used in the classrooms. In addition, the Company was affected by school administrators and other personnel who order educational products not being present in the schools and in a position to order products as a large percentage of schools were operating in a remote or hybrid mode. While this may be expected to be resolved through new school administrative practices, and the Company believes it has a strong suite of both physical and digital products and programs to meet current educational learning needs, whether in the classroom or through remote learning, the Company’s Education business may be adversely affected by changing patterns in the nature of the products and programs being ordered by schools, whether print or digital. In addition, this business may also be adversely affected by schools diverting funds from educational materials to safety measures in response to COVID-19.

Trade Publishing: To the extent that malls and other brick and mortar outlets, including independent bookstores, close again or are subject to limits on customers, the Company’s trade sales business may also be adversely affected by lower foot traffic at these establishments, although this impact may continue to be mitigated by widespread access to online ordering platforms. The Trade business may also be affected to the extent independent bookstores which have been closed due to governmental actions taken to curtail the spread of the virus find themselves financially unable to reopen, as conditions permit, resulting in a further decline in the number of independent bookstores.

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

Facility Closures; Business Suppliers: In addition to the impact on the Company’s ability to market and sell its products, measures taken by governmental authorities and private actors to limit the spread of the virus may interfere with the ability of employees, suppliers, and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of the Company’s business, which may make it necessary for the Company to limit certain of its business operations. Many of the Company’s employees in the United States and around the globe are working remotely, as multiple business locations, including the Company’s headquarters office in New York City, were temporarily closed. Although the Company’s digital platforms and business systems have successfully allowed a large part of the work force to continue to work remotely, there can be no assurance that continued closures of (or limited attendance at) the Company’s facilities will not have an adverse impact on the Company’s results of operations or financial condition. While the Company’s headquarters and certain other facilities are expected to reopen through a multi-phased approach, the Company expects that, at least during the course of the pandemic, a significant shift will continue in the number of employees continuing to work remotely, which may ultimately result in a continuing change in working patterns to which the Company will need to adapt.

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
The Company cannot predict how long the COVID-19 pandemic may continue to impact its businesses or the magnitude of the adverse consequences of the virus on the Company’s business, results of operations or financial condition, but it anticipates that such effects may be material, especially if, during any phases of the pandemic, schools remain closed or are closed again after being reopened, or the patterns of the physical presence of children in schools are materially altered, and the Company is unsuccessful in adapting its relevant business models to such changed conditions. Concerns remain that the Company's Major Markets and other global markets could see a resurgence of COVID-19 cases triggering additional shutdowns including school closures, for example, due to the emergence of COVID-19 variants for which existing vaccines are not effective.

Risks Related to Our Business and Operations

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

The Company’s employees, notably its senior executives and other editorial staff members, have substantial experience in the publishing and education markets. In addition, the Company is in the process of implementing a strategic information technology transformation process, requiring diverse levels of relevant expertise and experience. If the Company were unable to continue to adequately maintain and develop a workforce of this nature meeting the foregoing needs, including the development of new skills in the context of a rapidly changing business environment created by technology, involving new business processes and increased access to data and data analytics, it could negatively impact the Company’s operations and growth prospects. Additionally, high industry-wide demand on truck drivers may impact the Company's ability to hire and retain adequate staffing levels to deliver book fairs.

If we are unsuccessful in implementing our corporate strategy we may not be able to maintain our historical growth.

The Company’s future growth depends upon a number of factors, including:
•The ability of the Company to successfully implement its strategies in response to the COVID-19 pandemic in a timely and flexible manner. Examples include:
◦strategies for its respective business units to adapt to changes in the school market related to virtual or remote learning
◦strategies in implementing on-going cost containment and reduction programs
•The introduction and acceptance of new products and services, including the success of its digital strategy and its ability to implement and successfully market its new core literacy program, as well as other programs, in its educational publishing business, as well as through the Company's international educational publishing operation in Singapore
•The ability to expand in the global markets that it serves
•The ability to meet demand for content meeting current standards in the United States
•The ability to implement cross channel marketing and pricing

Difficulties, delays or failures experienced in connection with any of these factors could materially affect the future growth of the Company.

Failure of third party providers to provide contracted outsourcing of business processes and information technology services could cause business interruptions and could increase the costs of these services to the Company.

The Company outsources business processes to reduce complexity and increase efficiency for activities such as distribution, manufacturing, product development, transactional processing, information technologies and various administrative functions. Increasingly, the Company is engaging third parties to provide SaaS, which can reduce the Company’s internal execution risk, but increases the Company’s dependency upon third parties to execute business critical information technology tasks. If SaaS providers are unable to provide these services or if outsource providers fail to execute their contracted functionality, or if such providers experience a substantial data breach, the Company could experience disruptions to its distribution and other business activities and may incur higher costs.

Risks Related to Competition

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

The Company’s distribution channels include online retailers and ecommerce sites, digital delivery platforms and expanding social media and other marketing platforms. An increased concentration of retailer power has also resulted in the increased importance of mass merchandisers and of publishing best sellers to meet consumer demand. Currently, the Company’s top five trade customers make up approximately 81% of the Company’s U.S. trade business and 21% of the Company’s total revenues, with one customer accounting for 36% of the U.S. trade business and 12% of total revenues. Adverse changes in the mix of the major customers of the trade business, including the type of customer, which may also be engaged in a competitive business, or in their purchasing patterns or financial condition or the nature of their distribution arrangements with the trade business, could negatively affect the profitability of the Company’s trade business and the Company’s financial performance.

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

Risks Related to Information Technology and Systems

Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.

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

Risks Related to Laws and Regulations

Our reputation is one of our most important assets, and any adverse publicity or adverse events, such as a violation of privacy laws or regulations, could cause significant reputational damage and financial loss.

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

Risks Related to Our Intellectual Property

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

Risks Related to External Factors

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

Risks Related to Stock Ownership

Control of the Company resides in the Estate of our former Chairman of the Board, President and Chief Executive Officer through its ownership of Class A Stock, and the holders of the Common Stock generally have no voting rights with respect to transactions requiring stockholder approval.

The voting power of the Corporation's capital stock is vested exclusively in the holders of Class A Stock, except for the right of the holders of Common Stock to elect one-fifth of the Board of Directors and except as otherwise provided by law or as may be established in favor of any series of preferred stock that may be issued. The Estate of Richard Robinson, the former Chairman of the Board, President and Chief Executive Officer beneficially owns a majority of the outstanding shares of Class A Stock and is able to elect up to four-fifths of the Corporation's Board of Directors and, without the approval of the Corporation's other stockholders, to effect or block other actions or transactions requiring stockholder approval, such as a merger, sale of substantially all assets or similar transaction. Due to the unexpected passing of Mr. Robinson on June 5, 2021, the Class A Stock he formerly owned is held in his Estate. lole Lucchese, Chair of the Board of Directors, Executive Vice President and Chief Strategy Officer of the Company and President of Scholastic Entertainment, Inc., in her capacity as Scholastic special executor of the Estate under Mr. Robinson's will and revocable trust, controls the voting of the Estate's Class A Stock.

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

Item 1B | Unresolved Staff Comments

None.

Item 2 | Properties
As of May 31, 2021, the Company operated the following facilities:

Location	Purpose	Owned Square Footage	Leased Square Footage
Metropolitan NY Area	Principal offices	355,000	19,000
U.S. Various Locations	Book Fairs warehouses	—	2,099,000
Lake Mary, FL	Book Fairs office space	74,000	—
Jefferson City, MO Area	Primary warehouse and distribution facility	1,459,000	47,000
International (1)	Warehouse and office space	230,000	946,000

(1) Consists of approximately 70 facilities in Canada, the United Kingdom, Australia, New Zealand, Asia.
The Company owns the entirety of its principal headquarters including land, building, fixtures and related personal property located at 557 Broadway in New York City. The Company holds certain space within its New York headquarters to be leased to retail tenants and some of this space is currently vacant. During fiscal 2021, the Company committed to a plan to cease use of certain leased office space in New York City and consolidated the offices into the company-owned New York headquarters building.
In fiscal 2021, the Company committed to permanently close 13 of the 54 U.S. book fairs warehouses as part of a branch consolidation project. As of May 31, 2021, the Company operated 41 book fairs warehouse facilities in the United States.
During the third quarter of fiscal 2021, the Company committed to a plan to sell the office building and related land located in Lake Mary, FL and relocate to a leased office space as part of the initiative to reduce future operating costs. During the third quarter of fiscal 2020, the Company committed to a plan to sell the UK distribution center located in Witney and consolidate the operations into a newly constructed facility. These facilities are classified as held for sale as of May 31, 2021.
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

Holders: The number of holders of Class A Stock and Common Stock as of July 12, 2021 were 3 and approximately 11,100, respectively.

Dividends: On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of Company earnings, cash position and other relevant factors. On July 21, 2021, the Board of Directors, having considered such factors, including the current impact of COVID-19 on the Company's financial position, determined to continue its current dividend practice at the present time and declared a regular cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2022. The dividend is payable on September 15, 2021 to shareholders of record on August 31, 2021. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: There were no repurchases of the Company's Common Stock during fiscal 2021. The Company’s share buy-back program is temporarily suspended at this time due to COVID-19 uncertainties. As of May 31, 2021, approximately $67.3 million remains available for future purchases of Common shares, which represents the amount remaining under the Board authorization for Common share repurchases on March 21, 2018 and the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, subject to temporary limitations under the amended credit agreement as defined in Note 5, "Debt" of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further discussion.

Stock Price Performance Graph
The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Houghton Mifflin Harcourt. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the index and in the peer group (with the reinvestment of all dividends) from June 1, 2016 to May 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group

300
250
200
150
100
50
0
Index Value
5/16
5/17
5/18
5/19
5/20
5/21
Period Ending
Scholastic Corporation
NASDAQ Composite Index
Peer Group

*$100 invested on 5/31/16 in stock or index, including reinvestment of dividends

	Fiscal year ending May 31,
	2016	2017	2018	2019	2020	2021
Scholastic Corporation	$100.00	$110.48	$118.65	$88.53	$80.07	$94.05
NASDAQ Composite Index	100.00	125.27	150.41	150.63	191.79	277.86
Peer Group	100.00	83.10	109.06	95.57	56.37	133.48

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | Selected Financial Data

Item 6 of this report is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

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

Overview and Outlook

Overview
Revenues in fiscal 2021 were $1.30 billion, a decrease of 12.6% from $1.49 billion in fiscal 2020, reflecting lower sales in the Company's Children's Book Publishing and Distribution segment of $210.7 million, primarily driven by a decline in book fair channel revenues as schools were not hosting fairs on-site due to COVID-19, partially offset by an increase in trade channel revenues as a result of strong demand for core frontlist titles and backlist titles from best-selling series. In the Education segment, revenues increased by $25.0 million on higher sales in several business lines, particularly Grab and Go and summer reading packs, instructional programs, and literacy partnerships as well as in the segment’s teaching resources and digital subscription product categories. The decrease in local currency revenues in the International segment of $18.0 million was primarily due to lower book fairs channel revenues in Canada and the UK, coupled with a decrease in direct-to-home sales in Asia, and were largely offset by a favorable impact of foreign exchange of $16.9 million. Loss per diluted share was $0.32 for the fiscal year ended May 31, 2021, compared to $1.27 in the prior fiscal year.

Operating loss in fiscal 2021 was $22.7 million compared to $88.5 million in the prior fiscal year, representing an improvement of $65.8 million. The improvement year-over-year was directly attributable to the cost-saving initiatives implemented by the Company during fiscal 2021, which helped to mitigate the adverse impacts of the COVID-19 pandemic on the Company’s end markets and supply chain, coupled with the absence of the $40.0 million write down of inventory that occurred in fiscal 2020. The cost savings were partially offset by a mediation-assisted settlement of $20.0 million regarding certain licenses and trademarks related to intellectual property used in formerly owned products, exclusive of potential insurance recoveries. In addition, the Company recognized asset impairments of $11.1 million in fiscal 2021 related to the Company's plan to cease use of its leased office space in New York City and consolidate into the company-owned New York headquarters building and permanently close 13 of its 54 U.S. book fairs warehouses as part of a branch consolidation project. The Company also incurred higher severance costs of $10.0 million associated with an effort to align the Company's workforce size with COVID-impacted business volumes.

Fiscal 2021 results were significantly impacted by the pandemic as a large percentage of schools were operating in a remote or hybrid mode as a result of COVID-19 concerns and restrictions. However, the Company showed improved results in revenue and operating income during the fourth quarter of fiscal 2021, even as educators around the globe struggled with transitioning their students safely back to the classroom. While executing on the cost-saving program, the Company continued to make investments related to its key growth initiatives with a focus on book fairs recovery, new education solutions, including digital products and early childhood programs, increasing parent access to the Company’s eCommerce platforms, English language learning in Asia, the acquisition and development of content for its trade and media operations, as well as continued technology investments to improve systems and processes, all of which are the foundation of the Company's growth strategy in fiscal 2022 and beyond.

Outlook
While uncertainty still remains with respect to COVID-19, the Company is beginning to see strengthening underlying trends across all businesses and school and trade markets, as students around the globe return to the classroom, educators look to dependable and effective ways for accelerating student achievement, and stores welcome shoppers without restrictions. The Company believes it is well-positioned to continue the growth patterns seen in the fourth quarter of fiscal 2021 as markets recover, especially for the book fairs businesses in the U.S., Canada and the U.K., and expects stronger operating leverage and resulting cash flow given the successful reduction in labor and other operating costs from pre-pandemic levels. Additionally, the Company continues to identify further opportunities for incremental cost savings through process improvements and automation, consolidating functions, and increased utilization of the Company’s international shared services resources.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; variable consideration related to anticipated returns; allocation of transaction price to contractual performance obligations; amortization periods; stock-based compensation expense; pension and other postretirement obligations; tax rates; recoverability of inventories; deferred income taxes and tax reserves; the timing and amount of future income taxes and related deductions; recoverability of prepublication costs; royalty advance reserves; customer reward programs; and the impairment assessment of long-lived assets, goodwill and other intangibles. For a complete description of the Company’s significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

Revenue Recognition:

The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenues associated with school-based book fairs relate to the sale of children's books and other products to book fair sponsors. In addition, the Company employs an incentive program to encourage the sponsorship of book fairs and increase the number of fairs held each school year. The Company identifies two potential performance obligations within its school-based book fair contracts, which include the fulfillment of book fairs product and the fulfillment of product upon the redemption of incentive program credits by customers. The Company allocates the transaction price to each performance obligation and recognizes revenue at a point in time. The Company utilizes certain estimates based on historical experience, redemption patterns and future expectations related to the participation in the incentive program to determine the relative fair value of each performance obligation when allocating the transaction price. Changes in these estimates could impact the timing of the recognition of revenue. Revenue allocated to the book fairs product is recognized at the point at which product is delivered to the customer and control is transferred. The revenue allocated to the incentive program credits is recognized upon redemption of incentive credits and the transfer of control of the redeemed product. Incentive credits are generally redeemed within 12 months of issuance. Payment for school-based book fairs product is due at the completion of a customer's fair. Revenues associated with virtual fairs are recognized upon shipment of the products and related incentive program credits are expensed upon issuance.

Trade – Revenue from the sale of children’s books for distribution in the retail channel is primarily recognized when performance obligations are satisfied and control is transferred to the customer, or when the product is on sale and available to the public. For newly published titles, the Company, on occasion, contractually agrees with its customers when the publication may be first offered for sale to the public, or an agreed upon “Strict Laydown Date." For such titles, the control of the product is not deemed to be transferred to the customer until such time that the publication can contractually be sold to the public, and the Company defers revenue on sales of such titles until such time the customer is permitted to sell the product to the public. Revenue for ebooks, which is generally the net amount received from the retailer, is recognized upon electronic delivery to the customer by the retailer. The sale of trade product generally includes a right of return.

Education – Revenue from the sale of educational materials is recognized upon shipment of the products, or upon acceptance of product by the customer, depending on individual contractual terms. Revenue from digital products is deferred and recognized ratably over the subscription period. Revenue from professional development services is recognized when the services have been provided to the customer. Revenue from contracts with multiple deliverables are recognized as each performance obligation is satisfied in which the transaction price is allocated on a relative standalone selling price basis.

Film Production and Licensing – Revenue from the sale of film rights, principally for the home video, streaming and domestic and foreign television markets, is deferred during production and recognized when the film or episodes have been delivered and are available for showing or exploitation. Licensing revenue is recognized in accordance with royalty agreements at the time the licensed materials are available to the licensee and collections are reasonably assured.

Magazines – Revenue is deferred and recognized ratably over the subscription period, as the magazines are delivered.

Direct Sales and Export – Revenue from the direct sales channel is recognized upon acceptance of the physical product by the customer.

The Company has elected to present sales and other related taxes on a net basis, excluded from revenues, and as such, these are included within Other accrued expenses until remitted to taxing authorities.

Accounts receivable:

Accounts receivable are recognized net of an allowance for credit losses. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company recognizes an allowance for credit losses on trade receivables that are expected to be incurred over the lifetime of the receivable. Reserves for estimated credit losses are established at the time of sale and are based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability, including specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. A one percentage point change in the estimated bad debt reserve rates, which are applied to the accounts receivable aging, would have resulted in an increase or decrease in operating income for the year ended May 31, 2021 of approximately $2.2 million and approximately $2.8 million, respectively.

Estimated returns:

For sales that include a right of return, the Company will estimate the transaction price and record revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a corresponding reduction to Revenues and Cost of goods sold. Management also considers patterns of sales and returns in the months preceding the fiscal year, as well as actual returns received subsequent to the fiscal year, available customer and market specific data and other return rate information that management believes is relevant. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned. Actual returns could differ from the Company's estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2021 of approximately $3.1 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the expected future sales of existing inventory driven by estimates around forecasted purchases, inventory consumption costs, and the sell-through rate of current fiscal year purchases. In accordance with the Company's inventory retention policy, expected future sales of existing inventory are compared against historical usage by channel for reasonableness and any specifically identified excess or obsolete inventory, due to an anticipated lack of demand, will also be reserved. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2021 of approximately $3.6 million.

Long-lived assets:

Long-lived assets, including operating lease right-of-use assets, property, plant, and equipment, prepublication costs and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. For the purposes of impairment testing, long-lived assets are grouped at the lowest level of identifiable cash flows. If impairment indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying amount. If it is determined that a long-lived asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset. The fair values determined by the Company require significant judgment and include certain assumptions regarding future sales and expenses, discount rates and real estate market conditions.

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

With regard to goodwill, the Company compares the estimated fair values of its identified reporting units to the carrying values of their net assets. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair values of its identified reporting units are less than their carrying values. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the quantitative goodwill impairment test. The Company measures goodwill impairment by the amount the carrying value exceeds the fair value of a reporting unit. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the reporting unit, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually or more frequently if conditions indicate that the reporting units may change. The Company evaluates its operating segments to determine if there are components one level below the operating segment level. A component is present if discrete financial information is available and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes.

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

Pension obligations

The Company’s UK Pension Plan calculations are based on three primary actuarial assumptions: the discount rate, the long-term expected rate of return on plan assets and the anticipated rate of compensation increases. The discount rate is used in the measurement of the projected, accumulated and vested benefit obligations and interest cost component of net periodic pension costs. The long-term expected return on plan assets is used to calculate the expected earnings from the investment or reinvestment of plan assets. The anticipated rate of compensation increase is used to estimate the increase in compensation for participants of the plan from their current age to their assumed retirement age. The estimated compensation amounts are used to determine the benefit obligations. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2021 of approximately $0.3 million and approximately $0.8 million, respectively. A one percentage point change in the expected long-term return on plan assets would have resulted in an increase or decrease in operating income for the year ended May 31, 2021 of approximately $0.4 million.

Other Postretirement benefits

The Company provides postretirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United States-based employees. The postretirement medical plan benefits are funded on a pay-as-you-go basis, with the employee paying a portion of the premium and the Company paying the remainder. The existing benefit obligation is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the interest cost component of net periodic postretirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims. A one percentage point change in the discount rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2021 of approximately $0.1 million.

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

Results of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2021		2020
	$	% (1)	$	% (1)
Revenues:
Children’s Book Publishing and Distribution	$664.7	51.1	$875.4	58.9
Education	312.3	24.0	287.3	19.3
International	323.3	24.9	324.4	21.8
Total revenues	1,300.3	100.0	1,487.1	100.0
Cost of goods sold	666.5	51.3	751.0	50.5
Selling, general and administrative expenses (2)	584.9	45.0	722.5	48.7
Depreciation and amortization	60.5	4.6	61.5	4.1
Asset impairments and write downs (3)	11.1	0.8	40.6	2.7
Operating income (loss)	(22.7)	(1.7)	(88.5)	(6.0)
Interest income	0.4	0.0	3.1	0.2
Interest expense	(6.2)	(0.5)	(3.0)	(0.2)
Other components of net periodic benefit (cost)	(0.1)	(0.0)	(1.3)	(0.0)
Gain (loss) on sale of assets and other (4)	10.4	0.8	—	—
Earnings (loss) before income taxes	(18.2)	(1.4)	(89.7)	(6.0)
Provision (benefit) for income taxes (5)	(7.3)	(0.6)	(46.0)	(3.1)
Net income (loss)	$(10.9)	(0.8)	$(43.7)	(2.9)
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.0	0.1	0.0
Net income (loss) attributable to Scholastic Corporation	$(11.0)	(0.8)	$(43.8)	(2.9)
Earnings (loss) per share:
Basic:
Net income (loss) attributable to Scholastic Corporation	$(0.32)		$(1.27)
Diluted:
Net income (loss) attributable to Scholastic Corporation	$(0.32)		$(1.27)

(1) Represents percentage of total revenues.

(2) In fiscal 2021, the Company recognized a pretax mediation-assisted settlement of $20.0 regarding certain licenses and trademarks related to intellectual property used in formerly owned products and pretax branch consolidation and other business rationalization costs of $7.5. In fiscal 2021 and 2020, the Company recognized pretax severance expense of $23.1 and $13.1, respectively, related to cost reduction and restructuring programs. In fiscal 2020, the Company recognized a pretax charge of $1.0 related to a settlement of an intellectual property producing agreement and a pretax settlement expense of $1.5 related to an alleged patent infringement claim.

(3) In fiscal 2021, the Company recognized a pretax impairment charge of $8.5 related to its plan to cease use of certain leased office space in New York City and consolidate into its company-owned New York headquarters building and a pretax impairment charge of $2.6 related to its plan to permanently close 13 of its 54 book fair warehouses in the U.S. as part of a branch consolidation project. In fiscal 2020, the Company recognized a pretax impairment charge of $40.0 related to the write down of inventory from lower anticipated requirements in the Company's club and fair channels and a pretax impairment charge of $0.6 related to an outdated technology platform in Canada.

(4) In fiscal 2021, the Company recognized a pretax gain of $3.8 on the sale of its UK distribution center located in Southam and a pretax gain of $6.6 on the sale of its Danbury facility.

(5) In fiscal 2021 and 2020, the Company recognized a benefit for income taxes in respect to one-time pretax charges of $15.5 and $15.3, respectively.

Results of Operations – Consolidated

The section below is a discussion of the Company's fiscal year 2021 results compared to fiscal year 2020. A detailed discussion of the Company's fiscal year 2019 results and year-over-year comparisons between fiscal years 2020 and 2019 that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended May 31, 2020, filed with the Company's Form 10-K dated July 24, 2020.

Revenues from operations for the fiscal year ended May 31, 2021 decreased by $186.8 million, or 12.6%, to $1,300.3 million, compared to $1,487.1 million in the prior fiscal year. The decrease in revenues was due to lower Children’s Book Publishing and Distribution segment revenues of $210.7 million and lower International segment revenues of $1.1 million, partially offset by increased revenues in the Education segment of $25.0 million. Within the Children’s Book Publishing and Distribution segment, book fairs channel revenues decreased $219.5 million due to significantly lower in-person fair count as schools were not hosting fairs on-site due to COVID-19, coupled with lower book clubs channel revenues of $11.7 million due, in part, to decreased sponsorship as schools were operating in a remote or hybrid mode due to COVID-19. Lower revenues were partially offset by increased revenues from the trade channel of $20.5 million, driven by the release of a number of best-selling frontlist titles combined with higher backlist sales from best-selling series. Within the Education segment, increased revenues were driven by higher sales in several business lines, particularly Grab and Go and summer reading packs, instructional programs, and literacy partnerships, as well as in the segment’s teaching resources and digital subscription product categories. Local currency revenues in the International segment decreased $18.0 million, primarily driven by lower book fairs channel revenues in Canada and the UK for a combined $26.1 million decrease and lower direct-to-home sales in Asia, partially offset by increased revenues in the trade channel across all international markets. The International segment revenues were also impacted by favorable foreign currency exchange of $16.9 million.

Components of Cost of goods sold for fiscal years 2021 and 2020 are as follows:

	($ amounts in millions)
	2021	% of revenue	2020	% of revenue
Product, service and production costs	$352.7	27.1%	$411.3	27.7%
Royalty costs	121.7	9.4	119.2	8.0
Prepublication and production amortization	26.6	2.1	27.4	1.8
Postage, freight, shipping, fulfillment and all other costs	165.5	12.7	193.1	13.0
Total cost of goods sold	$666.5	51.3%	$751.0	50.5%

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2021 was 51.3%, compared to 50.5% in the prior fiscal year. The increase in Cost of goods sold as a percentage of revenue was primarily driven by the sales decline in the book fairs channel, which traditionally has a higher mix of non-royalty bearing titles, coupled with higher trade sales, which typically have a higher royalty rate. In addition, the Company recognized higher inventory reserves in the book fairs channel due to the COVID-19 related sales decline, offset by lower inventory reserves in the book clubs and trade channels as a result of improved inventory management.

Selling, general and administrative expenses for the fiscal year ended May 31, 2021 were $584.9 million, compared to $722.5 million in the prior fiscal year. The $137.6 million decrease was driven by the Company's COVID-related cost-saving program, which included temporary employee furlough and reduced work week programs, the majority of which were discontinued at the end of the first quarter of fiscal 2021, a more permanent restructuring initiative resulting in lower employee-related expenses, improvements in operating and financial processes, and other efforts to lower the Company's overall cost base. The Company also benefited from the participation in government subsidy programs resulting in subsidies of $11.2 million internationally and $8.6 million domestically. A substantial portion of the cost-saving program, excluding the employee furlough, reduced work week and government subsidy programs, is expected to bring permanent improvements to the Company's cost structure. The cost savings were partially offset by a mediation-assisted settlement of $20.0 million regarding certain licenses and trademarks related to intellectual property used in formerly owned products, exclusive of potential insurance recoveries, as well as higher severance expense, which increased to $23.5 million for the fiscal year ended May 31, 2021 from $17.2 million in the prior year period. Severance expense included a charge related to cost reduction and restructuring programs of $23.1 million in fiscal 2021 compared to $13.1 million in fiscal 2020. In addition, in fiscal 2021, the Company recognized restructuring charges in the Philippines to scale back a non-profitable channel related the direct sales business of $4.2 million and branch consolidation costs of $3.3 million.

Depreciation and amortization expenses for the fiscal year ended May 31, 2021 were $60.5 million, which were relatively consistent to $61.5 million in the prior fiscal year. There were no significant changes to the assets in service in fiscal 2021.

Asset impairments and write downs for the fiscal year ended May 31, 2021 were $11.1 million, compared to $40.6 million in the prior fiscal year. In fiscal 2021, the Company committed to a plan to cease use of its leased office space in New York City and consolidate into the company-owned New York headquarters and permanently close 13 of its 54 U.S. book fairs warehouses as part of a branch consolidation project. As a result, the Company recorded an impairment of the right-of-use assets associated with operating leases in the amount of $9.6 million and an impairment of $1.5 million of other long-lived assets, primarily leasehold improvements. The Company will continue to identify opportunities to consolidate distribution networks within the book fairs business. In fiscal 2020, changes were made to the Company's North American purchasing protocols, product offerings and inventory retention policies reducing the anticipated inventory requirements in the Company's school channels. As a result, the Company recorded a write down of inventory of $37.6 million and author advances and prepublication costs, related to the inventory, of $1.6 million and $0.8 million, respectively. In addition, in fiscal 2020, the Company recognized an impairment charge of $0.6 million related to an outdated technology platform in Canada.

Interest income for the fiscal year ended May 31, 2021 was $0.4 million, compared to $3.1 million in the prior fiscal year. The decrease was primarily due to lower U.S. interest rates on short-term investment balances. Interest expense for the fiscal year ended May 31, 2021 was $6.2 million, compared to $3.0 million in the prior fiscal year. The increase was primarily due to interest expense on increased debt borrowings.

Gain (loss) on sale of assets and other for the fiscal year ended May 31, 2021 was $10.4 million. The Company sold the company-owned facility located in Danbury, Connecticut and the UK distribution center located in Southam, recognizing a gain on sale of $6.6 million and $3.8 million, respectively.

The Company’s effective tax rate for the fiscal year ended May 31, 2021 was 40.1%, compared to 51.3% in the prior fiscal year. The lower benefit for income taxes when compared to the prior fiscal year was primarily driven by the rate differential on the prior fiscal year federal net operating loss carrybacks that did not repeat in the current fiscal year.

Net loss for fiscal 2021 was $10.9 million compared to $43.7 million in fiscal 2020, an improvement of $32.8 million. The basic and diluted loss per share of Class A Stock and Common Stock was $0.32 in fiscal 2021, compared to $1.27 in fiscal 2020.

Net income attributable to noncontrolling interest for fiscal 2021 and fiscal 2020 was $0.1 million.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)	2021 compared to 2020
	2021	2020	$ change	% change
Revenues	$664.7	$875.4	$(210.7)	(24.1)%
Cost of goods sold	344.0	430.9	(86.9)	(20.2)
Other operating expenses *	304.4	420.9	(116.5)	(27.7)
Asset impairments and write downs	2.6	—	2.6	NM
Operating income (loss)	$13.7	$23.6	$(9.9)	(41.9)%
Operating margin	2.1%	2.7%
* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Fiscal 2021 compared to fiscal 2020

Revenues for the fiscal year ended May 31, 2021 decreased by $210.7 million to $664.7 million, compared to $875.4 million in the prior fiscal year. The decrease in segment revenues is primarily driven by lower book fairs channel revenues of $219.5 million due to the significantly lower in-person fair count as schools were not able to host fairs on-

site due to COVID-19. Book clubs channel revenues decreased $11.7 million due to COVID-impacted delays in school reopenings coupled with a strategic reduction in certain offers and SKUs to enhance profitability. These revenue declines were partially offset by increased trade channel revenues of $20.5 million, driven by sales of current fiscal year releases including Dog Man: Grime and Punishment, Dog Man: Mothering Heights, The Ickabog®, Cat Kid Comic Club, The Baby-Sitters Club Graphic Novel #8: Logan Likes Mary Anne!, The Baby-Sitters Club Graphic Novel #9: Claudia and the New Girl, Harry Potter and the Sorcerer’s Stone: MinaLima Edition, and Wings of Fire, Book 14: The Dangerous Gift, increased backlist sales from best-selling series including Harry Potter®, Dog Man®, Hunger Games®, Captain Underpants®, The Bad GuysTM, Five Nights at Freddy's, Wings of Fire and The Baby-Sitters Club® GraphixTM, as well as increased sales of workbooks within the Scholastic Early Learners and BOB Books® lines and higher audio book sales. While there were strong sales of The Ballad of Songbirds and Snakes (A Hunger Games Novel) in fiscal 2021, the prior fiscal year results benefited from higher sales of this title as the release occurred during the fourth quarter of fiscal 2020.

Cost of goods sold for the fiscal year ended May 31, 2021 was $344.0 million, or 51.8% of revenues, compared to $430.9 million, or 49.2% of revenues, in the prior fiscal year. The increase in cost of goods sold as a percentage of revenue was primarily driven by the sales decline in the book fairs channel which traditionally has a higher mix of non-royalty bearing titles, coupled with higher trade sales, which typically have a higher royalty rate. In addition, postage, freight and shipping costs as a percentage of revenues increased in the school-based channels due to higher volumes of direct ship-to-home and the payment of holiday surcharges as a result of industry-wide capacity constraints. The Company also recognized higher inventory reserves in the book fairs channel due to the COVID-19 related sales decline, offset by lower inventory reserves in the book clubs and trade channels as a result of improved inventory management.

Other operating expenses were $304.4 million for the fiscal year ended May 31, 2021, compared to $420.9 million in the prior fiscal year. The $116.5 million decrease was attributable to the cost-saving program, which included employee furlough and reduced work week programs in the first fiscal quarter as well as restructuring initiatives, resulting in a reduction in employee-related costs across all channels, a COVID-related governmental employee retention credit, lower book clubs kit costs and savings from the temporary closure of certain book fair distribution facilities. The decrease was partially offset by branch consolidation costs of $2.8 million within the book fairs channel.

Asset impairments were $2.6 million for the fiscal year ended May 31, 2021. The Company committed to a plan to permanently close 13 of its 54 book fairs warehouses in the U.S. as part of the branch consolidation project, resulting in the recognition of an impairment expense of $2.6 million, primarily related to the right-of-use assets associated with these warehouse operating leases. The Company intends to continue to identify opportunities to consolidate distribution networks within the book fairs business.

Segment operating income for the fiscal year ended May 31, 2021 was $13.7 million, compared to $23.6 million in the prior fiscal year. The decrease was primarily driven by the significant decline in book fairs channel revenues and related restructuring activities within the book fairs operations which resulted in asset impairment charges and branch consolidation costs. This decrease was partially offset by increased sales in the trade channel and increased profitability in the book clubs channel due to lower kit costs, as well as a reduction in employee-related costs, primarily in the school-based channels, attributable to the cost-saving programs implemented by the Company.

EDUCATION

($ amounts in millions)	2021 compared to 2020
	2021	2020	$ change	% change
Revenues	$312.3	$287.3	$25.0	8.7%
Cost of goods sold	108.4	100.7	7.7	7.6
Other operating expenses *	143.3	156.7	(13.4)	(8.6)
Operating income (loss)	$60.6	$29.9	$30.7	102.7%
Operating margin	19.4%	10.4%
 * Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2021 compared to fiscal 2020

Revenues for the fiscal year ended May 31, 2021 increased by $25.0 million to $312.3 million, compared to $287.3 million in the prior fiscal year. The Company is winding down the custom publishing magazine business, which resulted in a decrease of $10.0 million in revenues compared to the prior fiscal year period. Excluding custom publishing business revenues, segment revenues increased $35.0 million driven by higher sales of the Company's Grab and Go and summer reading packs to school districts and community-based organizations, as well as higher sales of summer instructional programs, as educators attempted to keep students engaged during the summer after remote and hybrid learning imposed by the COVID-19 pandemic. The Company anticipates federal stimulus funds to be utilized by schools during the 2021/2022 school year to help students accelerate their learning post-pandemic. Digital revenues increased $4.7 million in fiscal 2021 due to higher sales of digital subscription products, including Scholastic Literacy Pro® and BookFlix®, coupled with a large school district sale of Scholastic Literacy Pro and Scholastic F.I.R.S.T.® digital programs for independent reading and foundational reading skills. In addition, the Company's teaching resources business revenues increased $10.0 million from sales of jumbo workbooks and early readers, as parents turned to these resources to supplement remote and hybrid learning resulting from COVID-19. This increase was partially offset by lower sales of the Company's classroom magazines and traditional classroom book collections as many school districts remained closed for in-person learning.

Cost of goods sold for the fiscal year ended May 31, 2021 was $108.4 million, or 34.7% of revenue, compared to $100.7 million, or 35.1% of revenue, in the prior fiscal year. In fiscal 2021, favorable product mix from higher digital sales and sales of take-home reading packs, as well as lower employee costs associated with professional services revenue as services were delivered virtually rather than in person, were offset by higher inventory reserves as a result of a shortened selling season due to COVID-19.

Other operating expenses were $143.3 million for the fiscal year ended May 31, 2021, compared to $156.7 million in the prior fiscal year. The $13.4 million decrease was primarily related to a decrease in employee-related costs as a result of cost-saving measures implemented to mitigate the impact of COVID-19.

Segment operating income for the fiscal year ended May 31, 2021 was $60.6 million, compared to $29.9 million in the prior fiscal year. The $30.7 million improvement was primarily driven by revenue increases in a number of the segment's business lines, including Grab and Go and summer reading packs, instructional programs, literacy partnerships, digital product subscriptions, and teaching resources products, coupled with cost-saving measures taken to mitigate the impact of COVID-19.
INTERNATIONAL

($ amounts in millions)	2021 compared to 2020
	2021	2020	$ change	% change
Revenues	$323.3	$324.4	$(1.1)	(0.3)%
Cost of goods sold	173.2	177.3	(4.1)	(2.3)
Other operating expenses *	126.1	153.0	(26.9)	(17.6)
Asset impairments and write downs	—	0.6	(0.6)	NM
Operating income (loss)	$24.0	$(6.5)	$30.5	NM
Operating margin	7.4%	—%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful
Fiscal 2021 compared to fiscal 2020

Revenues for the fiscal year ended May 31, 2021 decreased by $1.1 million to $323.3 million compared to $324.4 million in the prior fiscal year, including a favorable foreign exchange impact of $16.9 million. Total local currency revenues across the Company's foreign operations decreased $18.0 million when compared to the prior fiscal year. In Canada, local currency revenues decreased $11.9 million primarily driven by lower school-based channel sales as a result of COVID-19 restrictions, partially offset by increased sales of best-selling trade titles. In the UK, local currency revenues decreased $8.4 million primarily due to lower volumes in the book fairs channel due to COVID-related school closures, partially offset by increased book clubs sales from parent-to-home orders, as well as increased sales of trade titles. In Asia, local currency revenues decreased $5.4 million primarily related to lower revenues from the direct sales channel and lower school-based channel revenues, primarily due to the adverse impact of COVID-19, partially offset by increased sales in the trade channel. In Australia and New Zealand, local currency revenues increased $5.5 million, primarily on higher revenue from the trade and book clubs channels, partially offset by lower volumes in the book fairs channel in Australia. In addition, revenues from foreign rights increased $3.4 million while the export channel revenues decreased $1.2 million as compared to the prior fiscal year.

Cost of goods sold for the fiscal year ended May 31, 2021 was $173.2 million, or 53.6% of revenues, compared to $177.3 million, or 54.7% of revenues. The decrease in cost of goods sold as a percentage of revenues was due to lower fulfillment costs in the book fairs channel due to revenue declines, partially offset by higher royalty costs due to a sales shift to trade titles with higher royalty rates.

Other operating expenses were $126.1 million for the fiscal year ended May 31, 2021, compared to $153.0 million in the prior fiscal year. In local currencies, Other operating expenses decreased by $33.2 million primarily driven by lower employee-related expenses as a result of the cost-saving programs implemented by the Company and COVID-related governmental subsidy programs in Australia, New Zealand, Canada, and the UK which resulted in subsidies of $11.2 million in fiscal 2021. In addition, the Company recognized higher income from equity investments in fiscal 2021 compared to the prior year. The decrease in operating expenses was partially offset by restructuring charges in the Philippines to scale back a non-profitable channel related the direct sales business of $4.2 million in fiscal 2021 and higher one-time severance expense which increased by $1.5 million to $2.6 million compared to $1.1 million in the prior fiscal year. Other operating expenses were also impacted by favorable foreign currency exchange of $6.3 million.

There were no asset impairments during the fiscal year ended May 31, 2021. Asset impairments were $0.6 million in fiscal 2020 due to an impairment charge related to an outdated technology platform in Canada.

Segment operating income for the fiscal year ended May 31, 2021 was $24.0 million, compared to operating loss of $6.5 million in the prior fiscal year. Total local currency operating results across the Company's foreign operations improved $30.1 million, primarily driven by COVID-related governmental employee retention programs and lower employee-related costs as a result of cost-saving measures, in addition to increased trade channel revenues and higher equity investment income, partially offset by lower revenues in the book fairs and direct sales channels as well as increased severance expense and business rationalization costs.

Overhead

Fiscal 2021 compared to fiscal 2020

Unallocated overhead expense for fiscal 2021 decreased by $14.5 million to $121.0 million, compared to $135.5 million in the prior fiscal year. A substantial portion of the decrease is related to charges in the prior fiscal year period that did not reoccur in the current fiscal year period including the $40.0 million write down of inventory, a $1.5 million settlement charge related to an alleged patent infringement and a $1.0 million settlement arising from an intellectual property producing agreement. Also contributing to the decrease in costs were lower employee-related costs resulting from lower headcount from restructuring activities and a COVID-related governmental employee retention credit, and an overall reduction in spending including medical, outside services and consultants, travel, and supplies. This decrease was partially offset by one-time charges in the current fiscal year including a mediation-assisted settlement of $20.0 million regarding certain licenses and trademarks related to intellectual property used in formerly owned products, exclusive of potential insurance recoveries, an $8.5 million asset impairment related to the leased office space in New York City in connection with the consolidation into the company-owned New York headquarters and higher severance expense related to the cost-saving programs, which increased by $8.5 million to $20.5 million, compared to $12.0 million in the prior fiscal year.

Liquidity and Capital Resources

Fiscal 2021 compared to fiscal 2020

Cash provided by operating activities was $71.0 million for the fiscal year ended May 31, 2021, compared to cash provided by operating activities of $2.1 million for the prior fiscal year, representing an increase in cash provided by operating activities of $68.9 million. Despite lower revenues in fiscal 2021, the Company’s cost-savings initiatives continued to drive an overall reduction in spending including employee-related costs, medical, outside services and consultants, travel, and supplies, as well as lower income tax payments in the U.S. The Company intends to continue to limit certain spending in view of the economic uncertainty brought on by the global pandemic, however, savings related to certain employee-related costs are not expected to continue into fiscal 2022.

Cash used in investing activities was $50.5 million for the fiscal year ended May 31, 2021, compared to cash used in investing activities of $95.7 million for the prior fiscal year, representing a decrease in cash used in investing activities of $45.2 million. The decrease in cash used was primarily driven by the net proceeds from the sale of the Danbury facility and the Southam distribution center of $12.3 million and $5.1 million, respectively. The Company also had lower capital expenditures of $15.5 million as it continued to make strategic investments in key growth areas of the business and technology, both internal and customer-facing, to allow it to operate with greater efficiency, and lower prepublication spending of $7.8 million. Additionally, in the prior year, the Company acquired land in the UK as part of a warehouse consolidation project and made other acquisition-related payments, both of which did not reoccur in the current fiscal year.

Cash used by financing activities was $52.3 million for the fiscal year ended May 31, 2021, compared to cash provided in financing activities of $154.1 million for the prior fiscal year. The decrease in cash provided by financing activities of $206.4 million was primarily driven by the $200.0 million borrowing under the U.S. loan agreement in the fourth quarter of fiscal 2020, with no additional borrowings made in fiscal 2021. The decrease was also attributable to a repayment of borrowings under the U.S. loan agreement of $25.0 million and lower short-term credit facility net borrowings of $12.4 million in fiscal 2021. This decrease was partially offset by the temporary suspension of the Company's share buy back program pursuant to which $35.5 million of common stock was reacquired in the prior fiscal year.

Cash Position

The Company’s cash and cash equivalents totaled $366.5 million at May 31, 2021 and $393.8 million at May 31, 2020. Cash and cash equivalents held by the Company’s U.S. operations totaled $318.0 million at May 31, 2021 and $364.2 million at May 31, 2020.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. As a precautionary measure in the context of the COVID-19 pandemic, the Company accessed its committed bank credit facility in the fourth quarter of fiscal 2020 by taking a U.S. dollar LIBOR-based advance for $200.0 million, although there continues to be no immediate working capital requirement. During the second quarter of fiscal 2021, the Company paid down $25.0 million of the borrowing, resulting in $175.0 million outstanding as of May 31, 2021, which is classified as current effective as of the third quarter of fiscal 2021. On December 16, 2020, the U.S. loan agreement was amended, which, among other things, included adjustments to certain covenant thresholds and reduced the borrowing limit from $375.0 million to $250.0 million. See Note 5, "Debt" of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for more information concerning the amended U.S. loan agreement. The Company intends to extend the current Loan Agreement, or enter into a new long-term bank credit facility, prior to its expiration on January 5, 2022.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During the fiscal year ended May 31, 2021, there were no share repurchases as the Company's open-market buy-back program was, and continues to be, temporarily suspended in the face of COVID-19 uncertainties. Approximately $35.5 million of shares were repurchased in the prior fiscal year.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases as appropriate in the context of COVID-19 considerations. As of May 31, 2021, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $366.5 million, cash from operations, and the Company's loan agreements in the U.S. and the UK. As indicated above, the U.S. loan agreement was amended on December 16, 2020, which reduced the borrowing limit from $375.0 million to $250.0 million, of which a maximum of $225.0 is available until the Company satisfies its pre-amendment financial covenants and the minimum liquidity covenant that has been added by the Amendment. The Company's amended U.S. loan agreement and its loan agreements in the UK total $237.1 million, less borrowings of $182.3 million and commitments of $0.4 million, resulting in $54.4 million of availability. Additionally, the Company has short-term credit facilities of $38.6 million, less current borrowings of $7.9 million and commitments of $3.9 million, resulting in $26.8 million of current availability at May 31, 2021. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

The following table summarizes, as of May 31, 2021, the Company’s contractual cash obligations by future period (see Notes 5, 6, 9 and 15 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$1.3	$1.3	$—	$—	$2.6
Royalty advances	32.6	8.9	0.6	0.1	42.2
Lines of credit and short-term debt	182.9	—	—	—	182.9
Long-term debt	—	7.3	—	—	7.3
Capital leases (1)	2.6	4.9	2.7	2.1	12.3
Operating leases	28.7	39.1	15.2	24.5	107.5
Pension and postretirement plans (2)	2.6	4.9	5.5	12.7	25.7
Total	$250.7	$66.4	$24.0	$39.4	$380.5
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

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2021. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of May 31, 2021:

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2022	2023	2024	2025	2026	Thereafter	Total	2021
Debt Obligations
Lines of credit and current portion of long-term debt	$182.9	$—	$—	$—	$—	$—	$182.9	$182.9
Average interest rate	2.6%	—	—	—	—	—
Long-term debt	$—	$7.3	$—	$—	$—	$—	$7.3	$7.3
Average interest rate	—	1.9%	—	—	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2021	2020	2019
Revenues	$1,300.3	$1,487.1	$1,653.9
Operating costs and expenses
Cost of goods sold	666.5	751.0	779.9
Selling, general and administrative expenses	584.9	722.5	792.0
Depreciation and amortization	60.5	61.5	56.1
Asset impairments and write downs	11.1	40.6	0.9
Total operating costs and expenses	1,323.0	1,575.6	1,628.9
Operating income (loss)	(22.7)	(88.5)	25.0
Interest income	0.4	3.1	5.6
Interest expense	(6.2)	(3.0)	(2.2)
Other components of net periodic benefit (cost)	(0.1)	(1.3)	(1.4)
Gain (loss) on sale of assets and other	10.4	—	(1.0)
Earnings (loss) before income taxes	(18.2)	(89.7)	26.0
Provision (benefit) for income taxes	(7.3)	(46.0)	10.4
Net income (loss)	$(10.9)	$(43.7)	$15.6
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.1	0.0
Net income (loss) attributable to Scholastic Corporation	$(11.0)	$(43.8)	$15.6

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Net Income (loss) attributable to Scholastic Corporation	$(0.32)	$(1.27)	$0.44
Diluted:
Net Income (loss) attributable to Scholastic Corporation	$(0.32)	$(1.27)	$0.43
Dividends declared per share of Class A and Common Stock	$0.60	$0.60	$0.60
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2021	2020	2019
Net income (loss)	$(10.9)	$(43.7)	$15.6
Other comprehensive income (loss), net:
Foreign currency translation adjustments	19.9	(2.9)	(5.2)
Pension and postretirement adjustments net of tax	3.7	4.3	1.2
Total other comprehensive income (loss)	$23.6	$1.4	$(4.0)
Comprehensive income (loss)	12.7	(42.3)	11.6
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.1	0.0
Comprehensive income (loss) attributable to Scholastic Corporation	$12.6	$(42.4)	$11.6

 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$366.5	$393.8
Accounts receivable, net	256.1	239.8
Inventories, net	269.7	270.6
Income tax receivable	88.8	90.0
Prepaid expenses and other current assets	47.2	41.1
Total current assets	1,028.3	1,035.3
Noncurrent Assets:
Property, plant and equipment, net	556.9	576.9
Prepublication costs, net	65.7	70.6
Operating lease right-of-use assets, net	78.6	95.3
Royalty advances, net	43.8	39.9
Goodwill	126.3	124.9
Noncurrent deferred income taxes	25.4	18.6
Other assets and deferred charges	83.3	72.1
Total noncurrent assets	980.0	998.3
Total assets	$2,008.3	$2,033.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$182.9	$7.9
Accounts payable	138.0	153.6
Accrued royalties	45.5	37.8
Deferred revenue	99.1	116.5
Other accrued expenses	202.0	161.5
Accrued income taxes	3.0	1.4
Operating lease liabilities	25.0	22.8
Total current liabilities	695.5	501.5
Noncurrent Liabilities:
Long-term debt	7.3	210.6
Operating lease liabilities	67.4	75.7
Other noncurrent liabilities	55.8	65.2
Total noncurrent liabilities	130.5	351.5
Commitments and Contingencies:	—	—
Stockholders’ Equity:
Preferred Stock,$1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.7 and 32.5 shares, respectively	0.4	0.4
Additional paid-in capital	626.5	622.4
Accumulated other comprehensive income (loss)	(34.7)	(58.3)
Retained earnings	916.4	948.0
Treasury stock at cost: 10.2 shares and 10.4 shares, respectively	(327.8)	(333.3)
Total stockholders' equity of Scholastic Corporation	1,180.8	1,179.2
Noncontrolling interest	1.5	1.4
Total stockholders’ equity	1,182.3	1,180.6
Total liabilities and stockholders’ equity	$2,008.3	$2,033.6
See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

										(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2018	1.7	$0.0	33.3	$0.4	$614.4	$(55.7)	$1,065.2	$(303.5)	$1,320.8	$—	$1,320.8
Net Income (loss)	—	—	—	—	—	—	15.6	—	15.6	—	15.6
Adoption of ASC606 (net of tax of $16.0)	—	—	—	—	—	—	(47.0)	—	(47.0)	—	(47.0)
Foreign currency translation adjustment	—	—	—	—	—	(5.2)	—	—	(5.2)	—	(5.2)
Pension and post-retirement adjustments (net of tax of $0.5)	—	—	—	—	—	1.2	—	—	1.2	—	1.2
Stock-based compensation	—	—	—	—	8.3	—	—	—	8.3	—	8.3
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	—	—	6.0	—	—	—	6.0	—	6.0
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(8.5)	(8.5)	—	(8.5)
Treasury stock issued pursuant to stock purchase plans	—	—	0.3	—	(7.9)	—	—	9.4	1.5	—	1.5
Dividends	—	—	—	—	—	—	(21.2)	—	(21.2)	—	(21.2)
Fair value of noncontrolling interest in Make Believe Ideas Limited									—	1.3	1.3
Balance at May 31, 2019	1.7	$0.0	33.4	$0.4	$620.8	$(59.7)	$1,012.6	$(302.6)	$1,271.5	$1.3	$1,272.8
Net Income (loss)	—	—	—	—	—	—	(43.8)	—	(43.8)	0.1	(43.7)
Foreign currency translation adjustment	—	—	—	—	—	(2.9)		—	(2.9)	—	(2.9)
Pension and post-retirement adjustments (net of tax of $0.4)	—	—	—	—	—	4.3	—	—	4.3	—	4.3
Stock-based compensation	—	—	—	—	3.8	—	—	—	3.8	—	3.8
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.7	—	—	—	0.7	—	0.7
Purchases of treasury stock at cost	—	—	(1.0)	—	—	—	—	(35.5)	(35.5)	—	(35.5)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(2.9)	—	—	4.8	1.9	—	1.9
Dividends	—	—	—	—	—	—	(20.8)	—	(20.8)	—	(20.8)
Balance at May 31, 2020	1.7	$0.0	32.5	$0.4	$622.4	$(58.3)	$948.0	$(333.3)	$1,179.2	$1.4	$1,180.6
Net Income (loss)	—	—	—	—	—	—	(11.0)	—	(11.0)	0.1	(10.9)
Foreign currency translation adjustment	—	—	—	—	—	19.9		—	19.9	—	19.9
Pension and post-retirement adjustments (net of tax of $2.2)	—	—	—	—	—	3.7	—	—	3.7	—	3.7
Stock-based compensation	—	—	—	—	6.6	—	—	—	6.6	—	6.6
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.4	—	—	—	0.4	—	0.4
Treasury stock issued pursuant to equity-based plans	—	—	0.2	—	(2.9)	—	—	5.5	2.6	—	2.6
Dividends	—	—	—	—	—	—	(20.6)	—	(20.6)	—	(20.6)
Balance at May 31, 2021	1.7	$0.0	32.7	$0.4	$626.5	$(34.7)	$916.4	$(327.8)	$1,180.8	$1.5	$1,182.3
See accompanying notes

Consolidated Statements of Cash Flows

	(Amounts in millions) Years ended May 31,
	2021	2020	2019
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$(11.0)	$(43.8)	$15.6
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	5.2	15.6	7.0
Provision for losses on inventory	36.6	34.3	20.8
Provision for losses on royalty advances	5.4	8.1	6.8
Amortization of prepublication costs	25.4	26.2	22.4
Depreciation and amortization	64.9	64.0	59.3
Amortization of pension and postretirement plans	0.0	0.8	0.7
Deferred income taxes	(8.0)	17.9	3.3
Stock-based compensation	6.6	3.8	8.3
Income from equity investments	(7.4)	(3.2)	(5.9)
Non cash write off related to asset impairments and write downs	11.1	40.6	0.9
(Gain) loss on sale of assets and other	(10.4)	—	1.0
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(14.6)	(7.0)	(11.9)
Inventories	(26.2)	(20.8)	(49.8)
Income tax receivable	1.4	(79.8)	7.4
Prepaid expenses and other current assets	(3.5)	0.9	8.1
Royalty advances	(8.5)	(2.6)	(9.8)
Accounts payable	(17.9)	(33.6)	11.8
Accrued income taxes	1.3	0.1	(0.9)
Accrued royalties	6.2	(3.8)	7.9
Deferred revenue	(19.5)	(13.8)	20.1
Other accrued expenses	36.5	(11.7)	(19.6)
Other, net	(2.6)	9.9	12.9
Net cash provided by (used in) operating activities	71.0	2.1	116.4
Cash flows - investing activities:
Prepublication expenditures	(20.7)	(28.5)	(38.1)
Additions to property, plant and equipment	(47.2)	(62.7)	(95.0)
Proceeds from sale of assets	17.4	—	—
Land acquisition	—	(3.3)	—
Other investment and acquisition-related payments	—	(1.2)	(14.2)
Net cash provided by (used in) investing activities	(50.5)	(95.7)	(147.3)

See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2021	2020	2019
Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	4.0	234.2	58.8
Repayments of lines of credit, credit agreement and revolving loan	(33.9)	(26.7)	(60.1)
Repayment of capital lease obligations	(2.3)	(2.0)	(1.6)
Reacquisition of common stock	—	(35.5)	(8.5)
Proceeds pursuant to stock-based compensation plans	0.4	0.7	6.0
Payment of dividends	(20.6)	(20.8)	(21.1)
Other, net	0.1	4.2	0.8
Net cash provided by (used in) financing activities	(52.3)	154.1	(25.7)
Effect of exchange rate changes on cash and cash equivalents	4.5	(0.8)	(1.2)
Net increase (decrease) in cash and cash equivalents	(27.3)	59.7	(57.8)
Cash and cash equivalents at beginning of period	393.8	334.1	391.9
Cash and cash equivalents at end of period	$366.5	$393.8	$334.1

	2021	2020	2019
Supplemental Information:
Income tax payments (refunds)	$1.3	$7.2	$2.5
Interest paid	5.4	1.5	1.3
Non cash: Property, plant and equipment additions accrued in accounts payable	0.8	2.5	6.1
 See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools, as well as parents and children, customized and comprehensive solutions to support children’s learning and reading both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Australia, New Zealand, Asia and through its export business, sells products in approximately 165 international locations.

Basis of presentation

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to conform to the current year presentation.

Noncontrolling Interest
The Company owns a 95.0% majority ownership interest in Make Believe Ideas Limited ("MBI"), a UK-based children's book publishing company. The founder and chief executive officer of MBI retains a 5.0% noncontrolling ownership interest in MBI. The Company fully consolidated MBI as of the acquisition date, and the 5.0% noncontrolling interest is classified within stockholder's equity.

Use of estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:
•Accounts receivable allowance for credit losses
•Pension and postretirement benefit plans
•Uncertain tax positions
•The timing and amount of future income taxes and related deductions
•Inventory reserves
•Cost of goods sold from book fair operations during interim periods based on estimated gross profit rates
•Sales tax contingencies
•Royalty advance reserves and royalty expense accruals
•Impairment testing for goodwill, intangibles and other long-lived assets and investments
•Assets and liabilities acquired in business combinations
•Variable consideration related to anticipated returns
•Allocation of transaction price to contractual performance obligations

Summary of Significant Accounting Policies

Revenue recognition
The Company’s revenue recognition policies for its principal businesses are as follows:

School-Based Book Clubs – Revenue from school-based book clubs is recognized upon shipment of the products.

School-Based Book Fairs – Revenues associated with school-based book fairs relate to the sale of children's books and other products to book fair sponsors. In addition, the Company employs an incentive program to encourage the sponsorship of book fairs and increase the number of fairs held each school year. The Company identifies two potential performance obligations within its school-based book fair contracts, which include the fulfillment of book fairs product and the fulfillment of product upon the redemption of incentive program credits by customers. The Company allocates the transaction price to each performance obligation and recognizes revenue at a point in time. The Company utilizes certain estimates based on historical experience, redemption patterns and future expectations related to the participation in the incentive program to determine the relative fair value of each performance obligation when allocating the transaction price. Changes in these estimates could impact the timing of the recognition of revenue. Revenue allocated to the book fairs product is recognized at the point at which product is delivered to the customer and control is transferred. The revenue allocated to the incentive program credits is recognized upon redemption of incentive credits and the transfer of control of the redeemed product. Incentive credits are generally redeemed within 12 months of issuance. Payment for school-based book fairs product is due at the completion of a customer's fair. Revenues associated with virtual fairs are recognized upon shipment of the products and related incentive program credits are expensed upon issuance.

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

Education – Revenue from the sale of educational materials is recognized upon shipment of the products, or upon acceptance of product by the customer, depending on individual contractual terms. Revenue from digital products is deferred and recognized ratably over the subscription period. Revenue from professional development services is recognized when the services have been provided to the customer. Revenue from contracts with multiple deliverables are recognized as each performance obligation is satisfied in which the transaction price is allocated on a relative standalone selling price basis.

Film Production and Licensing – Revenue from the sale of film rights, principally for the home video, streaming and domestic and foreign television markets, is deferred during production and recognized when the film or episodes have been delivered and are available for showing or exploitation. Licensing revenue is recognized in accordance with royalty agreements at the time the licensed materials are available to the licensee and collections are reasonably assured.

Magazines – Revenue is deferred and recognized ratably over the subscription period, as the magazines are delivered.

Direct Sales and Export – Revenue from the direct sales and export channels is recognized upon acceptance of the physical product by the customer.

The Company has elected to present sales and other related taxes on a net basis, excluded from revenues, and as such, these are included within Other accrued expenses until remitted to taxing authorities.

Cash equivalents
Cash equivalents consist of short-term investments with original maturities of three months or less.

Accounts receivable
Accounts receivable are recognized net of an allowance for credit losses. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company recognizes an allowance for credit losses on trade receivables that are expected to be incurred over the lifetime of the receivable. Reserves for estimated credit losses are established at the time of sale and are based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability, including specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. Accounts receivable allowance for credit losses was $21.4 and $19.9 as of May 31, 2021 and 2020, respectively.

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

Inventories
Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the expected future sales of existing inventory driven by estimates around forecasted purchases, inventory consumption costs, and the sell-through rate of current fiscal year purchases. In accordance with the Company's inventory retention policy, expected future sales of existing inventory are compared against historical usage by channel for reasonableness and any specifically identified excess or obsolete inventory, due to an anticipated lack of demand, will also be reserved.

Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the assets. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Building improvements are depreciated over the life of the improvement which typically does not exceed twenty-five years. Capitalized software, net of accumulated amortization, was $59.4 and $52.3 at May 31, 2021 and 2020, respectively. Capitalized software is amortized over a period of three to seven years. Amortization expense for capitalized software was $27.6, $27.3 and $25.3 for the fiscal years ended May 31, 2021, 2020 and 2019, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives.

Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $4.6 and $11.9 of costs incurred in fiscal 2021 and 2020, respectively, to implement cloud computing arrangements, primarily related to digital and consumer data platforms. These amounts are included within Other assets and deferred charges on the Company's Consolidated Balance Sheets. Amortization expense totaled $0.7 and $0.0 for the fiscal years ended May 31, 2021 and 2020, respectively, which is included in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations.

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

Prepublication costs
Prepublication costs are incurred in all of the Company’s reportable segments. Prepublication costs include costs incurred to create the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media. Prepublication costs are amortized on a straight-line basis over a two-to-five-year period based on expected future revenues. The Company regularly reviews the recoverability of these capitalized costs based on expected future cash flows.

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

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors with royalty advances and it tracks each advance earned with respect to the sale of the related publication. The royalties earned are applied first against the remaining unearned portion of the advance. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recoveries through earndowns. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. The reserve for royalty advances was $115.5 and $109.5 as of May 31, 2021 and 2020, respectively.

Goodwill and intangible assets
Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually as of May 31 or more frequently if impairment indicators arise.

With regard to goodwill, the Company compares the estimated fair values of its identified reporting units to the carrying values of their net assets. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair values of its identified reporting units are less than their carrying values. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the quantitative goodwill impairment test. The Company measures goodwill impairment by the amount the carrying value exceeds the fair value of a reporting unit. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the reporting unit, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually or more frequently if conditions indicate that the reporting units may change. The Company evaluates its operating segments to determine if there are components one level below the operating segment level. A component is present if discrete financial information is available and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes. The Company has seven reporting units with goodwill subject to impairment testing.

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

Employee Benefit Plan Obligations
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

Other postretirement benefits – The Company provides postretirement benefits, consisting of healthcare and life insurance benefits, to eligible retired United State-based employees. The postretirement medical plan benefits are funded on a pay-as-you-go basis, with the employee paying a portion of the premium and the Company paying the remainder. The existing benefit obligation is based on the discount rate and the assumed health care cost trend rate. The discount rate is used in the measurement of the projected and accumulated benefit obligations and the interest cost component of net periodic postretirement benefit cost. The assumed health care cost trend rate is used in the measurement of the long-term expected increase in medical claims.

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

Advertising costs
Advertising costs are expensed by the Company as incurred. Total advertising expense was $60.1, $85.2 and $106.8 for the twelve months ended May 31, 2021, 2020 and 2019, respectively.

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

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2021, 2020 and 2019 and the significant weighted average assumptions used in determining such fair value under the Black-Scholes option-pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2021	2020	2019
Estimated fair value of stock options granted	$3.80	$6.99	$11.97
Assumptions:
Expected dividend yield	2.9%	1.9%	1.4%
Expected stock price volatility	30.2%	27.4%	28.4%
Risk-free interest rate	0.2%	1.3%	3.0%
Average expected life of options	4 years	5 years	6 years

New Accounting Pronouncements

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

Regulation S-X Acquired and Disposed Businesses Disclosure Amendments
In January 2021, the SEC adopted final rules that amend registrants requirements to provide information about acquired and disposed businesses. The SEC amended the investment and income tests in Rule 1-02(w) of Regulation S-X that are used to determine whether a registrant needs to file audited financial statements. The new investment test considers the registrant’s market capitalization, and the new income test adds consideration of the revenue of the registrant and the acquired business. The Company early adopted the guidance to use the revenue component in determining the significance of its equity investment which resulted in no impact to the Company's Consolidated Financial Statements.

Regulation S-K Amendments
In November 2020, the SEC adopted final amendments to improve the readability of Regulation S-K required disclosure documents to modernize the description of business, legal proceedings and risk factor disclosures. The final rule issued by the SEC amends the risk factor disclosure to report "material" risk factors organized under relevant headings, to add a principle-based human capital disclosure as well as updates to simplify the description of business and legal proceedings disclosures. The Company adopted certain provisions within the amendments to the Form 10-K for the year ended May 31, 2021, as reflected in Item 1. Business, Item 1A. Risk Factors, and elsewhere in this report.

In February 2021, the SEC adopted final amendments to modernize and enhance the Regulation S-K required Management's Discussions and Analysis disclosure including eliminating duplicative information for the benefit of investors. The final rule issued by the SEC eliminates the requirement in Item 301 to present selected financial data for each of its last five years and simplifies certain sections of the Management's Discussions and Analysis disclosure that do not have an impact on the Company's results in fiscal 2021. The Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Forthcoming Adoption:

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

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s revenues disaggregated by region and channel during the year ended May 31:

	2021	2020	2019
U.S. Book Clubs	$145.1	$156.8	$212.4
U.S. Book Fairs	164.3	383.8	499.6
U.S. Trade	328.9	306.8	275.4
U.S. Education	311.7	287.1	297.3
Non-U.S. Major Markets(1)	256.0	256.6	257.9
Non-U.S. Other Markets(2)	94.3	96.0	111.3
Total Revenues	$1,300.3	$1,487.1	$1,653.9
(1) - Includes Canada, UK, Australia and New Zealand.
(2) - Primarily includes markets in Asia.

In fiscal 2021, the Company had one customer that accounted for more than 10% of consolidated revenues. Total revenues from this customer were $152.7, or approximately 12% of consolidated revenues during the year ended May 31, 2021. Approximately $119.7 was reported within the Children's Book Publishing & Distribution segment, $8.8 in the Education segment and $24.2 in the International segment. In fiscal 2020 and fiscal 2019, there were no customers that accounted for more than 10% of consolidated revenues.

Estimated Returns

A liability for expected returns of $45.2 and $43.5 was recorded within Other accrued expenses on the Company's Consolidated Balance Sheets as of May 31, 2021 and 2020, respectively. In addition, a return asset of $3.4 and $2.7 was recorded within Prepaid expenses and other current assets as of May 31, 2021 and 2020, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The amount of revenue recognized during the years ended May 31, 2021 and 2020 included within the opening Deferred revenue balance was $73.3 and $121.8, respectively. The majority of the unrecognized Deferred revenue balance included within the opening balance relates to the book fairs business, as schools were unable to hold fairs and redeem incentive credits due to COVID-19.

Allowance for Credit Losses

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2020	$19.9
Current period provision	5.2
Write-offs and other	(3.7)
Balance as of May 31, 2021	$21.4

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

The following table sets forth information for the Company’s segments for the three fiscal years ended May 31:

	Children's Book Publishing & Distribution	Education	Overhead (1)	Total Domestic	International	Total
2021
Revenues	$664.7	$312.3	$—	$977.0	$323.3	$1,300.3
Credit loss provision	0.0	2.8	—	2.8	2.4	5.2
Depreciation and amortization(2)	25.6	12.7	45.4	83.7	6.6	90.3
Asset impairments and write downs	2.6	—	8.5	11.1	—	11.1
Segment operating income (loss)	13.7	60.6	(121.0)	(46.7)	24.0	(22.7)
Segment assets at May 31, 2021	512.7	239.7	948.4	1,700.8	307.5	2,008.3
Goodwill at May 31, 2021	47.8	68.5	—	116.3	10.0	126.3
Expenditures for other non-current assets(3)	41.7	13.5	37.3	92.5	12.4	104.9
Other non-current assets at May 31, 2021(3)	165.0	124.3	481.7	771.0	88.3	859.3
2020
Revenues	$875.4	$287.3	$—	$1,162.7	$324.4	$1,487.1
Credit loss provision	5.8	2.5	—	8.3	7.3	15.6
Depreciation and amortization(2)	26.5	13.0	43.4	82.9	7.3	90.2
Asset impairments and write downs	—	—	40.0	40.0	0.6	40.6
Segment operating income (loss)	23.6	29.9	(135.5)	(82.0)	(6.5)	(88.5)
Segment assets at May 31, 2020	523.7	223.4	1,012.7	1,759.8	273.8	2,033.6
Goodwill at May 31, 2020	46.9	68.1	—	115.0	9.9	124.9
Expenditures for other non-current assets(3)	49.5	20.1	49.0	118.6	22.0	140.6
Other non-current assets at May 31, 2020(3)	169.6	123.8	499.8	793.2	74.6	867.8
2019
Revenues	$990.3	$297.4	$—	$1,287.7	$366.2	$1,653.9
Credit loss provision	3.8	1.4	—	5.2	1.8	7.0
Depreciation and amortization(2)	23.7	9.5	41.7	74.9	6.8	81.7
Asset impairments and write downs	—	—	0.9	0.9	—	0.9
Segment operating income (loss)	82.9	30.6	(102.3)	11.2	13.8	25.0
Segment assets at May 31, 2019	523.4	214.7	887.6	1,625.7	252.8	1,878.5
Goodwill at May 31, 2019	47.0	68.2	—	115.2	10.0	125.2
Expenditures for other non-current assets(3)	71.4	22.6	77.6	171.6	13.5	185.1
Other non-current assets at May 31, 2019(3)	175.0	116.3	507.7	799.0	65.3	864.3

(1)Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets. Unallocated assets are principally comprised of deferred income taxes and property, plant and equipment related to the Company’s headquarters in the metropolitan New York area, its fulfillment and distribution facilities located in Missouri.
(2)Includes depreciation of property, plant and equipment, amortization of intangible assets and prepublication, deferred financing and cloud computing costs.
(3)    Other non-current assets include property, plant and equipment, prepublication costs, cloud computing costs, royalty advances, goodwill, intangible assets and investments. Expenditures for other non-current assets for the International reportable segment include expenditures for long-lived assets of $6.5, $17.3 and $8.2 for the fiscal years ended May 31, 2021, 2020 and 2019, respectively. Other non-current assets for the International reportable segment include long-lived assets of $46.7, $43.8 and $35.9 at May 31, 2021, 2020 and 2019, respectively.

4. ASSET WRITE DOWN

During fiscal 2021, the Company committed to a plan to cease use of certain leased office space in New York City and consolidate into the company-owned New York headquarters building. The right-of-use (ROU) assets and the other long-lived assets associated with these operating leases are included in the Overhead segment. An impairment expense of $8.5 was recognized in fiscal 2021 of which $7.0 related to the ROU assets and $1.5 related to other long-lived assets, primarily leasehold improvements. The Company also committed to a plan to permanently close 13 of the 54 book fairs warehouses in the U.S. as part of a branch consolidation project. The ROU assets and the other long-lived assets associated with these warehouse operating leases are included in the Children’s Book Publishing and Distribution segment. An impairment expense of $2.6 was recognized in fiscal 2021, primarily related to the ROU assets. The impact of the total $11.1 impairment was a loss per basic and diluted share of Class A and Common Stock of $0.24 in the twelve months ended May 31, 2021.

During fiscal 2020, the Company implemented new systems, processes and a centralized management structure to better coordinate demand planning and procurement activity across North America, and to optimize inventory utilization and management. As a result of the foregoing, the Company determined that substantial quantities of inventory will not be required to meet future profitable demand, and will be donated, liquidated or disposed. Accordingly, a $40.0 non cash write down was recognized in fiscal 2020 for this excess inventory and associated costs. The inventory cost, net of reserves, was $37.6. In addition, $1.6 and $0.8 of author advances and prepublication costs, respectively, were written down as they were directly related to the inventory. The related impact was a loss per basic and diluted share of Class A and Common Stock of $0.84 in the twelve months ended May 31, 2020.

5. DEBT

The following table summarizes the Company's debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2021		2020
Loan Agreement:
Revolving Loan	$175.0	$175.0	$200.0	$200.0
Unsecured Lines of Credit (weighted average interest rates of 4.7% and 4.6%, respectively)	7.9	7.9	7.9	7.9
UK long-term debt	7.3	7.3	10.6	10.6
Total debt	$190.2	$190.2	$218.5	$218.5
Less: lines of credit and current portion of long-term debt	(182.9)	(182.9)	(7.9)	(7.9)
Total long-term debt	$7.3	$7.3	$210.6	$210.6

The following table sets forth the maturities of the carrying values of the Company’s debt obligations as of May 31, 2021 for the fiscal years ended May 31:

2022	$182.9
2023	7.3
2024	—
2025	—
2026	—
Thereafter	—
Total debt	$190.2

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
- or -
◦A Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.50% or (iii) the Eurodollar Rate for a one month interest period plus 1.00% plus, in each case, a spread equal to 1.25% until receipt of the Company's financial statements and related certificates for the fiscal year ending May 31, 2021 and a spread of 0.60% for any Base Rate Advance drawn after the delivery by the Company of its financial statements and related certificates for the fiscal year ending May 31, 2021;
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
•a portion of the revolving credit facility up to a maximum of $50.0 is available for the issuance of letters of credit. In addition, a portion of the revolving credit facility up to a maximum of $15.0 is available for swingline loans.
Under the Loan Agreement, as amended, interest on amounts borrowed is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). As of May 31, 2021, the all-in borrowing rate on the outstanding borrowings was 2.50%.

As of May 31, 2021, the Company had outstanding borrowings of $175.0 under the Loan Agreement. As of the third quarter of fiscal 2021, all outstanding borrowings under the Loan Agreement are classified as current. The Company incurred this obligation in the fourth quarter of fiscal 2020 as a precautionary measure due to the uncertainty resulting from the COVID-19 pandemic. While this obligation is not due until the January 5, 2022 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. The Company intends to extend the current Loan Agreement, or enter into a new long-term bank credit facility, prior to its expiration on January 5, 2022. As of May 31, 2020, the Company had long term outstanding borrowings of $200.0 under the Loan Agreement.

The Company was in compliance with required covenants for all periods presented. The Amendment suspended the minimum interest coverage covenant until after the end of the Company’s fourth fiscal quarter ending May 31, 2021.

At May 31, 2021, the Company had open standby letters of credit totaling $4.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $3.9 under the domestic credit lines discussed below.

UK Loan Agreements

On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 to fund the construction of the new UK facility. The loan had an original maturity date of July 31, 2021, which was extended to July 31, 2022 in May 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of May 31, 2021, the Company had $4.5 outstanding on the loan and $4.8 remaining available credit under this facility.

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of a new UK facility. The loan had an original maturity date of July 31, 2021, which was extended to July 31, 2022 in May 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest is charged at 1.77% per annum over the Base Rate. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of May 31, 2021, the Company had $2.8 outstanding on the loan.

Lines of Credit

As of May 31, 2021, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of May 31, 2021 and May 31, 2020. As of May 31, 2021, availability under these unsecured money market bid rate credit lines totaled $6.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2021, the Company had various local currency credit lines, totaling $28.6, underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $7.9 at May 31, 2021 at a weighted average interest rate of 4.7%, compared to outstanding borrowings of $7.9 at May 31, 2020 at a weighted average interest rate of 4.6%. As of May 31, 2021, amounts available under these facilities totaled $20.7. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

6. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2021 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2022	$32.6	$1.3
2023	7.0	1.3
2024	1.9	—
2025	0.5	—
2026	0.1	—
Thereafter	0.1	—
Total commitments	$42.2	$2.6

The Company may be subject to penalties if it fails to meet these minimum print quantities due to changes in the marketplace as a result of COVID-19.

The Company had open standby letters of credit of $4.3 issued under certain credit lines as of May 31, 2021 and 2020, respectively, in support of its insurance programs. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to their expiration.

Contingencies

COVID-19
The COVID-19 pandemic and actions taken, or which may be taken in the future, by governments, businesses and individuals to limit the spread of the virus may continue to have an adverse effect on the Company’s results of operations and financial condition. Refer to Item 1A, Risk Factors, for a detailed discussion regarding the ways that the virus and steps taken to curtail it have impacted or may in the future impact the Company’s businesses and operations.
The Company is not currently aware of any loss contingencies related to the foregoing that would require recognition in the current fiscal year ended May 31, 2021.

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

Subsequent to May 31, 2021, the Company, along with its co-defendants in a certain legal proceeding, reached a mediation-assisted settlement regarding certain licenses and trademarks related to intellectual property used in formerly owned products, which were included in the sale of the educational technology and services business that occurred in fiscal 2015. Without admitting to the allegations raised, the agreement requires the Company to pay $20.0 in a one-time cash payment to avoid the uncertainties of trial and the additional costs of preparing for and presenting an on-going legal defense in this matter. The Company recognized an accrual for the settlement amount in fiscal 2021 which is reflected in the Company’s Consolidated Financial Statements as the events that gave rise to the litigation had taken place prior to May 31, 2021. While the Company expects that a significant portion of the settlement and related defense costs will be covered by its insurance programs, it is too premature to determine with any level of probability or accuracy the amount of those recoveries at this time.

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

7. INVESTMENTS

Investments are included in Other assets and deferred charges on the Consolidated Balance Sheets. The following table summarizes the Company’s investments for the fiscal years ended May 31:

	2021	2020	Segment
Equity method investments	$34.3	$25.0	International
Other equity investments	6.0	6.0	Children's Book Publishing & Distribution
Total investments	$40.3	$31.0

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

The Company has other equity investments with a net carrying value of less than $0.1 at May 31, 2021 and May 31, 2020.

Income from equity investments reported in Selling, general and administrative expenses in the Consolidated Statements of Operations totaled $7.4 for the year ended May 31, 2021, $3.2 for the year ended May 31, 2020 and $5.9 for the year ended May 31, 2019. The Company received dividends of $2.4 and $1.0 for the years ended May 31, 2021 and May 31, 2020, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2021	2020
Land	$81.4	$82.5
Buildings	244.8	246.7
Capitalized software	217.9	189.5
Furniture, fixtures and equipment	209.4	217.0
Building and leasehold improvements	214.4	212.2
Construction in progress	43.3	49.0
Total at cost	$1,011.2	$996.9
Less: Accumulated depreciation and amortization	(454.3)	(420.0)
Property, plant and equipment, net	$556.9	$576.9

Depreciation and amortization expense related to property, plant, and equipment was $58.3, $58.3 and $53.3 for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.

In fiscal 2021, the Company recognized a pretax impairment charge of $1.5 related to its plan to cease use of certain leased office space in New York City and consolidate into its company-owned New York headquarters building. Refer to Note 4, "Asset Write Down", for further discussion regarding the impairment.

In fiscal 2020, the Company recognized a pretax impairment charge of $0.6 related to an outdated technology platform in Canada. In fiscal 2019, the Company recognized pretax impairment charges of $0.9 related to the abandonment of legacy building improvements. These amounts are included in Asset impairments and write downs within the Company's Consolidated Statement of Operations.

Sale of Long-Lived Assets

During the third quarter of fiscal 2021, the Company sold the UK distribution center located in Southam. The long-lived assets related to the Southam facility, which consisted of land, building and building improvements, were included in the International segment. The assets had a carrying value of $1.3 and were classified as held for sale as of the fiscal year ended May 31, 2020. The net proceeds from the sale were $5.1 and the Company recognized a gain on sale of $3.8. This amount is included within Gain (loss) on sale of assets and other within the Company's Consolidated Statements of Operations.

During the first quarter of fiscal 2021, the company-owned facility located in Danbury, Connecticut was sold and the Company relocated the book fairs warehousing and distribution operations conducted in Danbury to a leased warehouse in Easton, Pennsylvania. The long-lived assets related to the Danbury facility, which consisted of land, building, and building improvements, were included in the Overhead segment. These assets had a carrying value of $5.7 and were classified as held for sale as of the fiscal year ended May 31, 2020. The net proceeds from the sale were $12.3 and the Company recognized a gain on sale of $6.6. This amount is included within Gain (loss) on sale of assets and other within the Company's Consolidated Statements of Operations.

Assets Held For Sale

During the third quarter of fiscal 2021, the Company committed to a plan to sell the office building located in Lake Mary, FL and relocate to a leased office space as part of the initiative to reduce future operating costs. These assets are included in the Children's Book Publishing and Distribution segment. During the third quarter of fiscal 2020, the Company committed to a plan to sell the UK distribution center located in Witney to consolidate the operations into a new facility in Warwickshire. These assets are included in the International segment. The Company expects the sale of these facilities to result in a gain on sale. The long-lived assets which consist of land, building, and building improvements are classified as held for sale. These assets are carried at the lower of carrying value or fair value less costs to sell and no additional depreciation is being recognized. As of May 31, 2021, the carrying amounts were $4.1 and $2.3 for the Lake Mary and Witney facilities, respectively, which are included in Property, plant and equipment, net within the Company's Consolidated Balance Sheets.

9. LEASES

The following table summarizes right-of-use assets and lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal year ended May 31, 2021 and May 31, 2020:

	May 31, 2021	May 31, 2020	Location within Consolidated Balance Sheet
Operating leases	$78.6	$95.3	Operating lease right-of-use assets, net
Finance leases	10.2	10.9	Property, plant and equipment, net
Total lease assets	$88.8	$106.2

Operating leases :
Current portion	$25.0	$22.8	Current portion of operating lease liabilities
Non-current portion	67.4	75.7	Long-term operating lease liabilities
Total operating lease liabilities	$92.4	$98.5

Finance leases :
Current portion	$2.2	$2.1	Other accrued expenses
Non-current portion	8.8	9.5	Other noncurrent liabilities
Total finance lease liabilities	$11.0	$11.6
Total lease liabilities	$103.4	$110.1

In fiscal 2021, the Company recognized a pretax impairment charge of $9.6 related to operating lease right-of-use assets in connection with its plan to cease use of certain leased office space in New York City and consolidate into its company-owned New York headquarters building and its plan to permanently close 13 of its 54 book fair warehouses in the U.S. as part of a branch consolidation project. Refer to Note 4, "Asset Write Down", for further discussion regarding the impairment.

The following table summarizes the activity for the fiscal year ended May 31, 2021 and May 31, 2020:

			Location within Consolidated Statements of Operations
	May 31, 2021	May 31, 2020
Operating lease expense (1)	$28.3	$28.6	Selling, general and administrative expenses
Finance lease costs :
Depreciation of leased assets	2.3	2.1	Depreciation and amortization
Accretion of lease liabilities	0.4	0.4	Interest expense
Total lease expense	$31.0	$31.1
(1) In fiscal 2020, the Company elected to account for rent concessions negotiated in connection with COVID-19 as if they were contemplated as part of the existing contract. Under this accounting model, the Company continued to recognize lease expense as the lessee and rental income as the lessor. There is an immaterial impact from these concessions for the fiscal year ended May 31, 2020. COVID-19 may cause changes in the market that could impact future lease payments.

The following table summarizes certain cash flows information related to the Company's leases for the fiscal year ended May 31, 2021 and May 31, 2020:

	May 31, 2021	May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.4	$25.4
Operating cash flows from finance leases	0.4	0.4
Financing cash flows from finance leases	2.3	2.0

The following table provides a maturity analysis summary of the Company's lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal year ended May 31, 2021:

	Operating Leases	Finance Leases
Fiscal 2022	$28.7	$2.6
Fiscal 2023	23.3	2.5
Fiscal 2024	15.8	2.4
Fiscal 2025	9.7	1.6
Fiscal 2026	5.5	1.1
Thereafter	24.5	2.1
Total lease payments	$107.5	$12.3
Less: interest	(15.1)	(1.3)
Total lease liabilities	$92.4	$11.0

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's leases recorded on the Company's Consolidated Balance Sheet for the fiscal year ended May 31, 2021 and May 31, 2020:

	2021	2020
Weighted-average remaining lease term (years):
Operating Leases	5.8	5.8
Finance Leases	5.6	5.9
Weighted-average discount rate:
Operating Leases	4.6%	4.7%
Finance Leases	4.0%	3.8%

10. GOODWILL AND OTHER INTANGIBLES

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2021	2020
Gross beginning balance	$164.5	$164.8
Accumulated impairment	(39.6)	(39.6)
Beginning balance	$124.9	$125.2
Foreign currency translation	1.4	(0.3)
Ending balance	$126.3	$124.9

There were no impairment charges related to Goodwill in any of the periods presented. The Company performed a qualitative assessment for the fiscal 2021 annual impairment test and concluded that goodwill is not impaired.

The following table summarizes Other intangibles for the fiscal years ended May 31:

	2021	2020
Other intangibles subject to amortization - beginning balance	$10.5	$12.2
Additions	—	1.6
Adjustments	(0.5)	—
Amortization expense	(2.2)	(3.2)
Foreign currency translation	0.6	(0.1)
Total other intangibles subject to amortization, net of accumulated amortization of $32.3 and $30.1, respectively	$8.4	$10.5

Total other intangibles not subject to amortization	2.1	2.1
Total other intangibles	$10.5	$12.6

There were no additions to intangible assets for the fiscal year ended May 31, 2021.
In fiscal 2020, the Company purchased a U.S.-based book fair business resulting in $1.6 of amortizable intangible assets. In fiscal 2021, the Company recorded a purchase accounting adjustment which decreased the carrying amount of the amortizable intangible assets by $0.5.

Amortization expense for Other intangibles totaled $2.2, $3.2 and $2.8 for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.

The following table reflects the estimated amortization expense for intangibles for future fiscal years ending May 31:

2022	$2.0
2023	1.9
2024	1.5
2025	1.2
2026	0.4
Thereafter	1.4

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 5.4 years.

There were no impairment charges related to Intangible assets in any of the periods presented.

11. ACQUISITIONS

There were no acquisitions during fiscal 2021.

In fiscal 2020, the Company acquired a U.S.-based book fair business resulting in the recognition of $1.6 of amortizable intangible assets. In fiscal 2021, a purchase accounting adjustment was made reducing the carrying amount of this intangible asset by $0.5. The results of operations of this business subsequent to the acquisition are included in the Children's Book Publishing and Distribution segment. This transaction was not determined to be material to the Company's results and, therefore, pro forma financial information is not presented.

12. TAXES

The components of Earnings (loss) before income taxes for the fiscal years ended May 31 were:

	2021	2020	2019
United States	$(45.8)	$(92.5)	$8.7
Non-United States	27.6	2.8	17.3
Total	$(18.2)	$(89.7)	$26.0

The provision (benefit) for income taxes for the fiscal years ended May 31 consisted of the following components:

	2021	2020	2019
Current
Federal	$2.3	$(72.2)	$(0.2)
State and local	(0.3)	(1.2)	4.8
Non-United States	6.0	2.1	2.8
Total Current	$8.0	$(71.3)	$7.4

Deferred
Federal	$(10.9)	$27.3	$1.1
State and local	(1.3)	(0.9)	3.1
Non-United States	(3.1)	(1.1)	(1.2)
Total Deferred	$(15.3)	$25.3	$3.0

Total Current and Deferred	$(7.3)	$(46.0)	$10.4

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on Earnings (loss) before income taxes for the fiscal years ended May 31 was as follows:

	2021	2020	2019
Computed federal statutory provision	21.0%	21.0%	21.0%
State income tax provision, net of federal income tax benefit	(10.4)	2.0	25.7
Difference in effective tax rates on earnings of foreign subsidiaries	7.0	1.8	(2.4)
Rate differential on net operating loss carrybacks	19.3	34.2	—
GILTI inclusion	(2.7)	(2.4)	3.4
Various tax credits	6.5	0.8	(3.1)
Valuation allowances	25.7	(1.1)	2.3
Uncertain positions	(14.6)	(2.3)	(6.3)
Equity and other compensation	(8.7)	(0.6)	2.4
Other, net	(3.0)	(2.1)	(3.0)
Effective tax rates	40.1%	51.3%	40.0%
Total provision (benefit) for income taxes	$(7.3)	$(46.0)	$10.4

Tax Legislation Updates

In response to the COVID-19 pandemic, many governments have enacted measures to provide aid and economic stimulus. These measures included deferring the due dates of tax payments or other changes to their income and non-income-based tax laws as well as providing direct government assistance through grants and forgivable loans. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

Unremitted Earnings

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. The Company is permanently reinvested in certain foreign subsidiaries representing a portion of the Company's investments in foreign subsidiaries. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment. As of May 31, 2021, there have been no adjustments to the income tax provision related to unremitted earnings.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31 were as follows:

	2021	2020
Deferred tax assets:
Tax uniform capitalization	$8.6	$10.4
Prepublication expenses	0.6	0.8
Inventory reserves	19.3	10.3
Allowance for credit losses	2.8	2.9
Deferred revenue	13.5	—
Other reserves	19.9	18.0
Postretirement, post employment and pension obligations	3.1	5.3
Tax carryforwards	39.7	51.1
Lease Liabilities	23.7	25.2
Other	14.1	11.9
Gross deferred tax assets	$145.3	$135.9
Valuation allowance	(23.1)	(31.3)
Total deferred tax assets	$122.2	$104.6
Deferred tax liabilities:
Depreciation and amortization	(74.3)	(65.8)
Lease Right of Use Assets	(20.2)	(24.4)
Other	(2.3)	(2.1)
Total deferred tax liability	$(96.8)	$(92.3)
Total net deferred tax assets	$25.4	$12.3

As of May 31, 2021, there were no deferred tax liabilities. As of May 31, 2020, the total net deferred tax assets include federal deferred tax liabilities of $6.3 which are included in Other noncurrent liabilities on the Company's Consolidated Balance Sheet and deferred tax assets of $18.6.

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, duration of statutory carryforward periods, tax planning strategies and historical experience. For the fiscal year ended May 31, 2021, the valuation allowance decreased by $8.2 primarily the result of the release of valuation allowances for prior fiscal year state net operating losses and the expiration of a foreign net operating loss. For the fiscal year ended May 31, 2020, the valuation allowance increased by $5.6 and there were no valuation allowance releases. The Company has tax effected state and foreign net operating loss carryforwards of $10.8 and $25.1, respectively, for the fiscal year ended May 31, 2021. In addition, the Company has certain tax carryforwards related to charitable contributions and tax credits of $3.8 for the fiscal year ended May 31, 2021. Certain state net operating loss carryforwards, if not utilized, expire at various times, primarily between fiscal year 2022 and fiscal year 2041. Certain foreign net operating loss carryforwards, if not utilized, also expire at various times. Approximately half of the foreign net operating loss carryforwards expire between fiscal year 2022 and fiscal year 2041 and the remaining carryforwards do not have an expiration date.

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

The total amount of unrecognized tax benefits at May 31, 2021, 2020, and 2019 were $12.3, excluding $2.6 accrued for interest and penalties, $10.2, excluding $2.2 accrued for interest and penalties, and $9.0, excluding $1.4 accrued for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2021, 2020, and 2019, $12.3, $10.2 and $9.0, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized an expense of $0.5, an expense of $0.8, and a benefit of $0.4 for the years ended May 31, 2021, 2020, and 2019, respectively.

The table below presents a reconciliation of the unrecognized tax benefits for the fiscal years indicated:

Gross unrecognized benefits at May 31, 2018	$10.1
Decreases related to prior year tax positions	(1.1)
Increase related to prior year tax positions	0.2
Increases related to current year tax positions	0.7
Settlements during the period	(0.2)
Lapse of statute of limitation	(0.7)
Gross unrecognized benefits at May 31, 2019	$9.0
Decreases related to prior year tax positions	(0.2)
Increase related to prior year tax positions	1.8
Increases related to current year tax positions	0.1
Settlements during the period	(0.2)
Lapse of statute of limitation	(0.3)
Gross unrecognized benefits at May 31, 2020	$10.2
Decreases related to prior year tax positions	(0.2)
Increase related to prior year tax positions	2.6
Increases related to current year tax positions	0.2
Settlements during the period	(0.2)
Lapse of statute of limitation	(0.3)
Gross unrecognized benefits at May 31, 2021	$12.3

Unrecognized tax benefits for the Company increased by $2.1 for the year ended May 31, 2021 and $1.2 for the year ended May 31, 2020. It is reasonably possible that approximately $1.9 of the gross unrecognized tax benefits could significantly change in the next twelve months.

Income Tax Returns

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The IRS is currently examining the US income tax returns for the fiscal 2015 through fiscal 2020 tax years. In fiscal 2021, there were settlements of audits with taxing authorities, none of which were considered material to the provision for income taxes.

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

13. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2021:

	Class A Stock	Common Stock	Preferred Stock
Authorized	4,000,000	70,000,000	2,000,000
Reserved for Issuance	—	8,128,785	—
Outstanding	1,656,200	32,707,795	—

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

Stock-based awards

At May 31, 2021, the Company maintained three stockholder-approved stock-based compensation plans with regard to the Common Stock:
•Scholastic Corporation 2011 Stock Incentive Plan (the “2011 Plan”);
•Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors Plan”), under which no further grants can be made; and
•Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (the “2017 Directors Plan”)

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

At May 31, 2021, non-qualified stock options to purchase 4,788,742 shares of Common Stock were outstanding under the 2011 Plan. During fiscal 2021, 2,326,058 options were granted under the 2011 Plan at a weighted average exercise price of $21.08, which included an additional stock grant made on October 1, 2020 to employees as a non-cash incentive.

At May 31, 2021, 661,092 shares of Common Stock were available for issuance under the 2011 Plan.

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

In September 2017, the Class A Stockholders approved the 2017 Directors Plan which has 400,000 shares of Common Stock reserved for issuance and provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. The total dollar amount, as well as the relative percentage of stock options and restricted stock units, is determined annually by the Board (or Committee designated by the Board) in advance of the grant date. In July 2020, the Board approved the fiscal 2021 grant to each non-employee director, on the date of the 2020 annual meeting of stockholders, of stock options and restricted stock units having a combined value, as determined by the Board, of ninety thousand dollars ($90,000), (based on the fair market value on the date of grant), with 60% of such award to be awarded as restricted stock units and 40% of such award to be awarded as stock options, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of stockholders following the date of grant.

On September 23, 2020, an aggregate of 59,038 options at an exercise price of $20.48 per share and 18,452 restricted stock units were granted to the non-employee directors under the 2017 Directors Plan, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of Stockholders following the date of grant. As of May 31, 2021, non-qualified stock options to purchase 77,394 shares and 121,126 shares were outstanding under the 2007 Plan and the 2017 Plan, respectively.

Stock Options - Generally, stock options granted under the Company's equity plans may not be exercised for a minimum of one year after the date of grant and expire seven years after the date of grant. The intrinsic value of certain stock options is tax deductible by the Company upon exercise, if compliant with current tax law. The Company amortizes the fair value of stock options as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment for certain retirement-eligible employees, as well as in certain other events.

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Company's equity plans for the fiscal years ended May 31:

	2021	2020	2019
Total intrinsic value of stock options exercised	$0.1	$0.2	$2.1
Total stock-based compensation cost (pretax)	6.6	3.8	8.3
Tax benefits (shortfalls) related to stock-based compensation cost	(3.7)	(0.5)	0.5
Weighted average grant date fair value per option	$3.80	$6.99	$11.97

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2021, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $4.8. The weighted average period over which this compensation cost is expected to be recognized is 2.8 years.

The following table sets forth the stock option activity under the Company's equity plans for the fiscal year ended May 31, 2021:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2020	3,002,981	$36.43
Granted	2,385,096	21.07
Exercised	(14,760)	27.40
Expired, canceled and forfeited	(386,055)	28.50
Outstanding at May 31, 2021	4,987,262	$29.73	5.4	$31.5
Exercisable at May 31, 2021	2,386,124	$36.55	4.3	$2.8

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and senior management under the 2011 Plan. The restricted stock units convert to shares of Common Stock on a one-for-one basis upon vesting, which for time-vested restricted stock units is typically in three or four equal annual installments beginning with the first anniversary of the date of grant. There were 38,555 shares of Common Stock issued upon the vesting of restricted stock units during fiscal 2021. The Company measures the value of restricted stock units at fair value based on the number of units granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding restricted stock units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the restricted stock unit award activity for the fiscal years ended May 31:

	2021	2020	2019
Granted	137,106	34,632	82,044
Weighted average grant date price per unit	$21.24	$32.56	$42.86

As of May 31, 2021, the total pretax compensation cost not yet recognized by the Company with regard to unvested restricted stock units was $1.8. The weighted average period over which this compensation cost is expected to be recognized is 1.6 years.

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

The following table sets forth the MSPP RSUs activity for the fiscal years ended May 31:

	2021	2020	2019
MSPP RSUs allocated	5,665	3,843	17,239
Purchase price per unit	$16.88	$24.36	$30.48

At May 31, 2021, there were 305,952 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2021, the total pretax compensation cost not yet recognized by the Company with regard to unvested MSPP RSUs was less than $0.1.

The following table sets forth the restricted stock unit and MSPP RSUs activity for the year ended May 31, 2021:

	Restricted stock units and MSPP RSUs	Weighted Average grant date fair value
Nonvested as of May 31, 2020	226,433	$25.11
Granted	142,771	20.56
Vested	(140,061)	22.77
Forfeited	(12,045)	39.85
Nonvested as of May 31, 2021	217,098	$22.80

The total fair value of shares vested during the fiscal years ended May 31, 2021, 2020 and 2019 was $3.2, $2.8 and $2.7, respectively.

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

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2021	2020	2019
Shares issued	67,097	65,714	48,000
Weighted average purchase price per share	$22.19	$27.84	$36.25

At May 31, 2021, there were 289,142 shares of Common Stock remaining authorized for issuance under the ESPP.

14. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorizations	Amount
March 2018	50.0
March 2020	50.0
Total current Board authorizations	$100.0
Less repurchases made under the authorizations as of May 31, 2021	$(32.7)
Remaining Board authorization at May 31, 2021	$67.3

Remaining Board authorization at May 31, 2021 represents the amount remaining under the Board authorization for Common share repurchases on March 21, 2018 and the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, subject to temporary limitations under the amended credit agreement as defined in Note 5, Debt.

During the twelve months ended May 31, 2021, there were no repurchases of the Company's Common Stock. The Company’s repurchase program is temporarily suspended at this time due to COVID-19 uncertainties.

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

Postretirement Benefits

The Company provides postretirement benefits to eligible retired United States-based employees (the “US Postretirement Benefits”) consisting of certain healthcare and life insurance benefits. Employees became eligible for these benefits after completing certain minimum age and service requirements. Effective June 1, 2009, the Company modified the terms of the Postretirement Benefits, effectively excluding a large percentage of employees from the plan. The Company’s postretirement benefit plan has a measurement date of May 31.

In the second quarter of fiscal 2021, the Company made a change in benefits for certain US postretirement benefit plan participants. Beginning January 1, 2021, the plan established Health Reimbursement Accounts (HRAs) to provide these participants with additional flexibility to choose healthcare options based on individual needs. As a result of this change, the Company remeasured its US Postretirement Benefits obligation as of November 30, 2020, and recognized a reduction of $7.6 to its benefit obligation and a reduction to its accumulated comprehensive loss of $7.6 in the second quarter of fiscal 2021. The related prior service credit will be amortized as a Component of net periodic benefit (cost) over the average remaining life expectancy of plan participants of approximately 12.0 years.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the US Postretirement Benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2021, 2020 and 2019, the Company recognized a cumulative reduction of its accumulated postretirement benefit obligation of $0.2, $1.2 and $1.5, respectively, due to the Federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the UK Pension Plan and the US Postretirement Benefits at May 31:

	UK Pension Plan			US Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.0%	1.7%	2.3%	2.5%	2.7%	3.6%
Rate of compensation increase	4.1%	3.6%	4.1%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.1%	2.4%	2.4%	1.5%	3.2%	3.7%
Expected long-term return on plan assets	2.2%	3.1%	3.4%	—	—	—
Rate of compensation increase	3.6%	4.1%	3.9%	—	—	—

To develop the expected long-term rate of return on plan assets assumption for the UK Pension Plan, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return on plan assets of 2.2% for the UK Pension Plan.

The following table sets forth the change in benefit obligation for the UK Pension Plan and US Postretirement Benefits at May 31:

	UK Pension Plan		US Postretirement Benefits
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$41.7	$40.9	$20.8	$23.4
Interest cost	0.7	0.9	0.3	0.6
Plan participants’ contributions	—	—	0.1	0.2
Actuarial losses (gains)	(0.3)	2.4	0.3	(1.3)
Foreign currency translation	6.4	(1.1)	—	—
Plan amendments	—	—	(7.6)	—
Benefits paid, including expenses	(1.5)	(1.4)	(1.8)	(2.1)
Benefit obligation at end of year	$47.0	$41.7	$12.1	$20.8

The net actuarial gain included in the projected benefit obligation for the UK Pension in fiscal 2021 was primarily due to the inflation-linked revaluation of deferred pensions and escalation of current pensions, coupled with an increase in the discount rate. The net actuarial loss in fiscal 2020 was primarily due to a reduction in the discount rate.

There were no significant actuarial gains or losses included in the projected benefit obligation for the US Postretirement Benefits in fiscal 2021. The net actuarial gain in fiscal 2020 was primarily due to updated census data and claims costs partially offset by an actuarial loss associated with a reduction in the discount rate.

The following table sets forth the change in plan assets for the UK Pension Plan at May 31:

	UK Pension Plan
	2021	2020
Change in plan assets:
Fair value of plan assets at beginning of year	$36.6	$31.8
Actual return on plan assets	(0.8)	6.0
Employer contributions	1.1	1.1
Benefits paid, including expenses	(1.5)	(1.4)
Foreign currency translation	5.4	(0.9)
Fair value of plan assets at end of year	$40.8	$36.6

The following table sets forth the net funded status of the UK Pension Plan and US Postretirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	UK Pension Plan		US Postretirement Benefits
	2021	2020	2021	2020
Current liabilities	$—	$—	$(1.3)	$(1.5)
Non-current liabilities	(6.2)	(5.1)	(10.8)	(19.3)
Net funded balance	$(6.2)	$(5.1)	$(12.1)	$(20.8)

The following amounts were recognized in Accumulated other comprehensive income (loss) for the UK Pension Plan and US Postretirement Benefits on the Company’s Consolidated Balance Sheets at May 31:

	2021			2020
	UK Pension Plan	US Postretirement Benefits	Total	UK Pension Plan	US Postretirement Benefits	Total
Actuarial gain (loss)	$(10.4)	$(1.4)	$(11.8)	$(9.6)	$(1.1)	$(10.7)
Prior service credit (cost)	(0.0)	9.2	9.2	(0.0)	2.3	2.3
Amount recognized in Accumulated comprehensive income (loss) net of tax	(10.4)	5.8	(4.6)	(9.6)	1.3	(8.3)

Income tax expense of $2.0, income tax benefit of $0.1 and income tax benefit of $0.5 were recognized in Accumulated other comprehensive loss at May 31, 2021, 2020 and 2019, respectively.

The following table sets forth the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets with respect to the UK Pension Plan as of May 31:

	UK Pension Plan
	2021	2020
Projected benefit obligations	$47.0	$41.7
Accumulated benefit obligations	46.5	41.4
Fair value of plan assets	40.8	36.6

The following table sets forth the net periodic benefit (cost) for the UK Pension Plan and US Postretirement Benefits for the fiscal years ended May 31:

	UK Pension Plan			US Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Components of net (benefit) cost:
Interest cost	0.7	0.9	0.9	0.3	0.6	0.8
Expected return on assets	(0.9)	(1.0)	(1.0)	—	—	—
Amortization of prior service (credit) loss	0.0	0.0	0.0	(0.6)	(0.2)	(0.1)
Amortization of net actuarial (gain) loss	0.6	1.0	0.8	0.0	—	—
Net periodic (benefit) cost	$0.4	$0.9	$0.7	$(0.3)	$0.4	$0.7

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

Plan Assets

The Company’s investment policy with regard to the assets in the UK Pension Plan is to actively manage, within acceptable risk parameters, certain asset classes where the potential exists to outperform the broader market.

The following table sets forth the total weighted average asset allocations for the UK Pension Plan by asset category at May 31:

	UK Pension Plan
	2021	2020
Equity securities	47.1%	28.6%
Cash and cash equivalents	2.3%	2.2%
Liability-driven instruments	31.8%	48.0%
Real estate	4.2%	6.1%
Other	14.6%	15.1%
	100.0%	100.0%

The following table sets forth the targeted weighted average asset allocations for the UK Pension Plan included in the Company’s investment policy:

UK Pension Plan
Equity securities	47%
Cash and cash equivalents	2%
Liability-driven instruments	32%
Real estate	4%
Other	15%
Total	100%

The fair values of the Company’s Pension Plan assets are measured using Level 1, Level 2 and Level 3 fair value measurements.

The following table sets forth the measurement of the Company’s Pension Plan assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2021
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.9	$—	$—	$0.9
Equity securities:
U.S. (1)	4.7	—	—	4.7
International (2)	14.5	—	—	14.5
Pooled, Common and Collective Funds (3) (4)	—	13.0	—	13.0
Annuities	—	—	6.0	6.0
Real estate (5)	1.7	—	—	1.7
Total	$21.8	$13.0	$6.0	$40.8

	Assets at Fair Value as of May 31, 2020
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.8	$—	$—	$0.8
Equity securities:
U.S. (1)	3.7	—	—	3.7
International (2)	6.8	—	—	6.8
Pooled, Common and Collective Funds (3) (4)	—	17.5	—	17.5
Annuities	—	—	5.6	5.6
Real estate (5)	2.2	—	—	2.2
Total	$13.5	$17.5	$5.6	$36.6

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

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $6.0 and $5.6 at May 31, 2021 and May 31, 2020, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2021 and 2020:

Balance at May 31, 2019	$5.5
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2020	0.2
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.1)
Balance at May 31, 2020	$5.6
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2021	(0.4)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	0.8
Balance at May 31, 2021	$6.0

Contributions

In fiscal 2022, the Company expects to make contributions of $1.7 to the UK Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the UK Pension Plan and the US Postretirement Benefits by fiscal year:

	UK Pension Plan	US Postretirement Benefits
	Pension benefits	Benefit payments	Medicare subsidy receipts
2022	$1.3	$1.3	$0.0
2023	1.0	1.3	0.1
2024	1.4	1.2	0.0
2025	1.7	1.1	0.0
2026	1.7	1.0	0.0
2027 - 2031	8.7	4.0	0.1

Assumed health care cost trend rates at May 31:

	2021	2020
Health care cost trend rate assumed for the next fiscal year	6.0%	6.3%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2026	2026

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $6.0, $6.7 and $7.6 for fiscal years 2021, 2020 and 2019, respectively.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the fiscal years ended May 31:

	2021		2020		2019
	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits
Amortization of prior service (credit) loss	$0.0	$(0.6)	$0.0	$(0.2)	$0.0	$(0.1)
Amortization of net actuarial loss (gain)	0.6	0.0	1.0	—	0.8	—
Tax (benefit) expense	—	0.1	—	0.0	—	0.0
Amounts reclassified from Accumulated other comprehensive income (loss)	$0.6	$(0.5)	$1.0	$(0.2)	$0.8	$(0.1)

The amounts reclassified out of Accumulated other comprehensive income (loss) were recognized in Other components of net periodic benefit (cost) for all periods presented.

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Foreign currency translation adjustments	UK Pension Plan	US Postretirement Benefits	Total
Balance at May 31, 2019 (1)	$(47.1)	$(13.1)	$0.5	$(59.7)
Other comprehensive income (loss) before reclassifications	$(2.9)	$2.5	$1.0	$0.6
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$1.0	$—	$1.0
Amortization of prior service (credit) cost	—	—	(0.2)	(0.2)
Other comprehensive income (loss)	(2.9)	3.5	0.8	1.4
Balance at May 31, 2020 (1)	$(50.0)	$(9.6)	$1.3	$(58.3)
Other comprehensive income (loss) before reclassifications	$19.9	$(1.4)	$5.0	$23.5
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$0.6	$0.0	$0.6
Amortization of prior service (credit) cost	—	0.0	(0.5)	(0.5)
Other comprehensive income (loss)	19.9	(0.8)	4.5	23.6
Balance at May 31, 2021 (1)	$(30.1)	$(10.4)	$5.8	$(34.7)

(1) Accumulated other comprehensive income (loss) related to the UK Pension Plan and US Postretirement Benefits are reported net of taxes of $2.0, $0.1 and $0.5 at May 31, 2021, 2020, and 2019, respectively.

17. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2021	2020	2019

Net income (loss) attributable to Class A and Common Shares	$(11.0)	$(43.8)	$15.6
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.3	34.6	35.2
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	—	—	0.6
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.3	34.6	35.8

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share	$(0.32)	$(1.27)	$0.44
Diluted earnings (loss) per share	$(0.32)	$(1.27)	$0.43
*The Company experienced a net loss for the fiscal years ended May 31, 2021 and May 31, 2020 and therefore did not report any dilutive share impact.

Net income (loss) attributable to Class A and Common Shares excludes earnings of $0.1 for the fiscal year ended May 31, 2019, for earnings attributable to participating restricted stock units. The Company experienced a loss for the fiscal years ended May 31, 2021 and May 31, 2020 and therefore did not allocate any loss to the participating restricted stock units.

There were 2.0 million of potentially anti-dilutive shares outstanding pursuant to compensation plans as of May 31, 2021.

A portion of the Company’s restricted stock units which are granted to directors participate in earnings through cumulative dividends which are payable and non-forfeitable to the directors upon vesting of the restricted stock units.

Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

The following table sets forth Options outstanding pursuant to stock-based compensation plans for the fiscal years ended May 31:

	2021	2020
Options outstanding pursuant to stock-based compensation plans (in millions)	5.0	3.0

As of May 31, 2021, $67.3 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 14, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

18. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at May 31:

	2021	2020

Accrued payroll, payroll taxes and benefits	$32.4	$38.8
Accrued bonus and commissions	23.0	12.1
Accrued other taxes	31.4	22.9
Returns liability	45.2	43.5
Accrued advertising and promotions	12.6	9.9
Other accrued expenses	57.4	34.3
Total accrued expenses	$202.0	$161.5

The table below provides information regarding Accrued severance which is included in Accrued payroll, payroll taxes and benefits on the Company’s Consolidated Balance Sheets at May 31:

	2021	2020
Beginning balance	$5.7	$5.5
Accruals	23.5	17.2
Payments	(25.5)	(17.0)
Ending balance	$3.7	$5.7

The Company implemented cost reduction programs in fiscal 2021 and 2020, recognizing severance expense of $23.1 and $13.1, respectively.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses, and it recognizes the unrealized gain or loss in other current assets or other current liabilities. The notional values of the contracts as of May 31, 2021 and 2020 were $28.8 and $23.5, respectively. Net unrealized losses of $1.8 and net unrealized gains of $0.6 were recognized at May 31, 2021 and May 31, 2020, respectively.

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

•Level 2 Observable inputs other than unadjusted quoted prices in active markets for identical assets or liabilities such as:
◦Quoted prices for similar assets or liabilities in active markets
◦Quoted prices for identical or similar assets or liabilities in inactive markets
◦Inputs other than quoted prices that are observable for the asset or liability
◦Inputs that are derived principally from or corroborated by observable market data by correlation or other means
•Level 3 Unobservable inputs in which there is little or no market data available, which are significant to the fair value measurement and require the Company to develop its own assumptions.

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. For the fair value measurements employed by the Company for goodwill, see Note 10, “Goodwill and Other Intangibles." For the fair value measurements employed by the Company for acquisitions see Note 11, “Acquisitions." The Company employs fair value measurements for certain property, plant and equipment, production assets, investments and prepublication assets and the Company assessed future expected cash flows attributable to these assets. See Note 7, "Investments", for a more complete description of the fair value measurements employed. Operating lease ROU assets were recorded at fair value in connection with an impairment and fair value was determined using the discounted cash flow method. See Note 4, "Asset Write Down", for a more complete description of the impairment recognized.

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2021	Level 1	Level 2	Level 3	May 31, 2021
Operating lease right-of-use assets, net	8.1	—	—	9.1	9.6	—
Property, plant and equipment, net	—	—	—	—	1.5	—

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2020	Level 1	Level 2	Level 3	May 31, 2020
Author advances	$—	$—	$—	$—	$1.6	$—
Prepublication assets	0.5	—	—	0.5	0.8	—
Property, plant and equipment, net	—	—	—	—	0.6	—
Intangible assets	1.5	—	—	1.6	—	1.6

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2019	Level 1	Level 2	Level 3	May 31, 2019
Investment acquired	$6.0	$—	$—	$6.0	$—	$6.0
Property, plant and equipment, net	—	—	—	—	0.9	—
Intangible assets	4.9	—	—	5.1	—	5.1

21. SUBSEQUENT EVENTS

On June 5, 2021, M. Richard Robinson, Jr., Chairman of the Board, President and Chief Executive Officer, passed away after overseeing Scholastic’s long-term strategy and vision for close to 50 years. Iole Lucchese, Chair of the Board of Directors, Executive Vice President and Chief Strategy Officer and President of Scholastic Entertainment Inc., is the Scholastic special executor of Mr. Robinson’s estate and accordingly has sole voting and dispositive power over his 890,904 shares of Class A Stock.

On July 19, 2021, Peter Warwick, who has served on the Company’s Board since 2014, was named the Company’s new President and Chief Executive Officer effective August 1, 2021. The Board of Directors also appointed Iole Lucchese as the Chair of the Board on July 19, 2021.

On July 20, 2021, the Company executed a settlement agreement on certain licenses and trademarks related to intellectual property used in formerly owned products. The Company recognized an accrual for the settlement amount as of May 31, 2021. Refer to Note 6, "Commitments and Contingencies", for further discussion regarding the legal proceeding.

On July 21, 2021, the Board of Directors declared a regular cash dividend of $0.15 per Class A and Common share in respect of the first quarter of fiscal 2022. The dividend is payable on September 15, 2021 to shareholders of record on August 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the Company) as of May 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 23, 2021 expressed an unqualified opinion thereon.

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

Revenue Recognition - allocation of contract transaction price to identified performance obligations
Description of the Matter	As described in Note 1 to the consolidated financial statements, the Company identifies two performance obligations within its school-based book fair contracts, which include (i) the fulfillment of book fairs product and (ii) the fulfillment of product upon the redemption of incentive program credits by customers. The Company allocates the transaction price to each performance obligation based on a relative standalone selling price. Changes in the allocation of the transaction price could impact the timing of the recognition of revenue.

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

July 23, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Scholastic Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated July 23, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

July 23, 2021

Supplementary Financial Information
Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2021
Revenues	$215.2	$406.2	$277.5	$401.4	$1,300.3
Cost of goods sold	123.2	199.3	146.0	198.0	666.5
Net income (loss)	(39.8)	35.2	(14.0)	7.7	(10.9)
Net income (loss) attributable to Scholastic Corporation	(39.8)	35.1	(13.9)	7.6	(11.0)
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(1.16)	$1.02	$(0.41)	$0.22	$(0.32)
Diluted (1)	$(1.16)	$1.02	$(0.41)	$0.22	$(0.32)
2020
Revenues	$232.6	$597.2	$373.3	$284.0	$1,487.1
Cost of goods sold	137.1	264.3	183.0	166.6	751.0
Net income (loss)	(58.5)	71.1	(43.3)	(13.0)	(43.7)
Net income (loss) attributable to Scholastic Corporation	(58.5)	71.0	(43.3)	(13.0)	(43.8)
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(1.68)	$2.04	$(1.25)	$(0.38)	$(1.27)
Diluted (1)	$(1.68)	$2.02	$(1.25)	$(0.38)	$(1.27)

(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Financial Officer of the Corporation acting as both the principal executive officer and principal financial officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2021, has concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Financial Officer acting as principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Financial Officer acting as principal executive officer and principal financial officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2021.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2021, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2021 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2021 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2021 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2021 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2021 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 22, 2021 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2021, 2020 and 2019;

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2021, 2020 and 2019;

Consolidated Balance Sheets at May 31, 2021 and 2020;

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2021, 2020 and 2019;

Consolidated Statements of Cash Flows for the years ended May 31, 2021, 2020 and 2019; and

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

10.2
Amendment No. 1, dated as of December 16, 2020, to the Credit Agreement, dated as of January 5, 2017, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner and Smith Incorporated and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners, Wells Fargo N.A., Capital One N.A., Fifth Third Bank and HSBC Bank USA, N.A., as syndicate agents, and Branch Banking and Trust Company (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 18, 2020, SEC File No. 000-19860 (the "December 18, 2020 10-Q").

10.3
Security Agreement dated as of December 16, 2020 among Scholastic Inc. and any such other parties that may become grantors as defined therein and Bank of America N.A., in its capacity as administrative agent for the secured parties (incorporated by reference to the December 18, 2020 10-Q).

10.4*
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

10.5*	Scholastic Corporation Director’s Deferred Compensation Plan, amended and restated effective as of September 23, 2008 (incorporated by reference to the 2009 10-K).

10.6*
Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors’ Plan”) effective as of September 23, 2008 (incorporated by reference to the 2009 10-K) and the Amended and Restated Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 2, 2013, SEC File No. 000-19860) (the "November 30, 2012 10-Q”), and Amendment No. 1, effective as of May 21, 2013 (incorporated by reference to the Corporation's Annual Report on Form 10-K as filed with the SEC on July 25, 2013, SEC file No. 000-19860 (the "2013 10-K”)), and Amendment No. 2, effective as of December 16, 2015 (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 18, 2015, SEC File No. 000-19860).

10.7*
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

10.13*	Form of Non-Qualified Stock Option Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the August 31, 2017 10-Q).

10.14*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the August 31, 2017 10-Q).

10.15*	Agreement between Scholastic Inc. and Satbir Bedi dated September 23, 2020 (incorporated by reference to the December 18, 2020 10-Q).

10.16*
Offer of employment letter, effective November 18, 2019, between the Corporation and Sasha Quinton (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 20, 2019, SEC file No. 000-19860).

10.17*	Employment Agreement between Scholastic Corporation and Peter Warwick, effective August 1, 2021 (incorporated by reference to the Corporation's Form 8-K dated July 19, 2021).

21	Subsidiaries of the Corporation, as of May 31, 2021.

23	Consent of Ernst & Young LLP.

31.1	Certification of the principal executive officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Financial Officer of the Corporation (acting as principal executive officer and principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16 | Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 23, 2021	SCHOLASTIC CORPORATION

By: /s/ Kenneth J. Cleary
Kenneth J. Cleary, Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth J. Cleary his or her true and lawful attorney-in-fact and agent, with power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary and requisite to be done, as fully and to all the intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. Cleary	Chief Financial Officer (principal executive officer)	July 23, 2021
Kenneth J. Cleary

/s/ Kenneth J. Cleary	Chief Financial Officer (principal financial officer)	July 23, 2021
Kenneth J. Cleary

/s/ Paul Hukkanen	Vice President and Chief Accounting Officer (principal accounting officer)	July 23, 2021
Paul Hukkanen

/s/ Andrés Alonso	Director	July 23, 2021
Andrés Alonso

/s/ James W. Barge	Director	July 23, 2021
James W. Barge

/s/ Mary Beech	Director	July 23, 2021
Mary Beech

/s/ John L. Davies	Director	July 23, 2021
John L. Davies

Director
Robert Dumont

Director
Iole Lucchese

/s/ Peter Warwick	Director	July 23, 2021
Peter Warwick

/s/ Margaret A. Williams	Director	July 23, 2021
Margaret A. Williams

/s/ David J. Young	Director	July 23, 2021
David J. Young

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED May 31, 2021

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

				(Amounts in millions)
				Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2021
Allowance for credit losses	$19.9	$5.2	$3.7		$21.4
Returns liability	43.5	66.0	64.3	(1)	45.2
Reserves for obsolescence	91.1	36.6	28.1		99.6
Reserve for royalty advances	109.5	5.4	(0.6)		115.5
2020
Allowance for credit losses	$11.6	$15.6	$7.3		$19.9
Returns liability	34.5	76.7	67.7	(1)	43.5
Reserves for obsolescence	72.9	34.3	16.1		91.1
Reserve for royalty advances	102.9	8.1	1.5		109.5
2019
Allowance for credit losses	$12.4	$7.0	$7.8		$11.6
Returns liability	30.0	67.2	62.7	(1)	34.5
Reserves for obsolescence	67.5	20.8	15.4		72.9
Reserve for royalty advances	97.0	6.8	0.9		102.9

(1)Represents actual returns charged to the reserve.

S-2