Form 10-Q
period 2021-08-31
SCHOLASTIC CORP
filed 2021-09-24
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	August 31, 2021	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of August 31, 2021
Common Stock, $0.01 par value	32,753,797
Class A Stock, $0.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31,	August 31,
	2021	2020
Revenues	$259.8	$215.2
Operating costs and expenses:
Cost of goods sold	133.3	115.0
Selling, general and administrative expenses	143.6	141.7
Depreciation and amortization	14.9	15.5
Total operating costs and expenses	291.8	272.2
Operating income (loss)	(32.0)	(57.0)
Interest income (expense), net	(1.3)	(1.2)
Other components of net periodic benefit (cost)	0.0	(0.2)
Gain (loss) on sale of assets and other	—	6.6
Earnings (loss) before income taxes	(33.3)	(51.8)
Provision (benefit) for income taxes	(8.9)	(12.0)
Net income (loss)	(24.4)	(39.8)
Less: Net income (loss) attributable to noncontrolling interest	(0.2)	0.0
Net income (loss) attributable to Scholastic Corporation	$(24.2)	$(39.8)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(0.70)	$(1.16)
Diluted	$(0.70)	$(1.16)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2021	2020
Net income (loss)	$(24.4)	$(39.8)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(5.8)	10.7
Pension and postretirement adjustments (net of tax)	0.1	0.1
Total other comprehensive income (loss), net	$(5.7)	$10.8
Comprehensive income (loss)	$(30.1)	$(29.0)
Less: Net income (loss) attributable to noncontrolling interest	(0.2)	0.0
Comprehensive income (loss) attributable to Scholastic Corporation	$(29.9)	$(29.0)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2021	May 31, 2021	August 31, 2020
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$308.6	$366.5	$355.5
Accounts receivable, net	244.3	256.1	219.6
Inventories, net	298.1	269.7	323.2
Income tax receivable	35.4	88.8	103.2
Prepaid expenses and other current assets	71.7	47.2	53.7
Total current assets	958.1	1,028.3	1,055.2
Noncurrent Assets:
Property, plant and equipment, net	550.6	556.9	573.0
Prepublication costs, net	63.0	65.7	69.7
Operating lease right-of-use assets, net	71.7	78.6	96.4
Royalty advances, net	47.8	43.8	42.0
Goodwill	125.9	126.3	125.6
Noncurrent deferred income taxes	25.1	25.4	19.1
Other assets and deferred charges	83.1	83.3	75.3
Total noncurrent assets	967.2	980.0	1,001.1
Total assets	$1,925.3	$2,008.3	$2,056.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$89.5	$182.9	$19.9
Accounts payable	185.6	138.0	168.3
Accrued royalties	65.8	45.5	56.2
Deferred revenue	125.5	99.1	127.6
Other accrued expenses	168.2	202.0	166.6
Accrued income taxes	3.2	3.0	1.8
Operating lease liabilities	23.8	25.0	23.1
Total current liabilities	661.6	695.5	563.5
Noncurrent Liabilities:
Long-term debt	—	7.3	200.0
Operating lease liabilities	60.0	67.4	77.1
Other noncurrent liabilities	54.1	55.8	68.3
Total noncurrent liabilities	114.1	130.5	345.4
Commitments and Contingencies (see Note 5)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.8, 32.7, and 32.5 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	627.6	626.5	622.8
Accumulated other comprehensive income (loss)	(40.4)	(34.7)	(47.5)
Retained earnings	887.0	916.4	903.1
Treasury stock, at cost: 10.2, 10.2 and 10.4 shares, respectively	(326.3)	(327.8)	(332.8)
Total stockholders’ equity of Scholastic Corporation	1,148.3	1,180.8	1,146.0
Noncontrolling interest	1.3	1.5	1.4
Total stockholders’ equity	1,149.6	1,182.3	1,147.4
Total liabilities and stockholders’ equity	$1,925.3	$2,008.3	$2,056.3
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2020	1.7	$0.0	32.5	$0.4	$622.4	$(58.3)	$948.0	$(333.3)	$1,179.2	$1.4	$1,180.6
Net Income (loss)	—	—	—	—	—	—	(39.8)	—	(39.8)	0.0	(39.8)
Foreign currency translation adjustment	—	—	—	—	—	10.7	—	—	10.7	—	10.7
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	0.6	—	—	—	0.6	—	0.6
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.2)	—	—	0.5	0.3	—	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Balance at August 31, 2020	1.7	$0.0	32.5	$0.4	$622.8	$(47.5)	$903.1	$(332.8)	$1,146.0	$1.4	$1,147.4

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2021	1.7	$0.0	32.7	$0.4	$626.5	$(34.7)	$916.4	$(327.8)	$1,180.8	$1.5	$1,182.3
Net Income (loss)	—	—	—	—	—	—	(24.2)	—	(24.2)	(0.2)	(24.4)
Foreign currency translation adjustment	—	—	—	—	—	(5.8)	—	—	(5.8)	—	(5.8)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5	—	0.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.9)	—	—	1.5	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at August 31, 2021	1.7	$0.0	32.8	$0.4	$627.6	$(40.4)	$887.0	$(326.3)	$1,148.3	$1.3	$1,149.6
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2021	2020
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$(24.2)	$(39.8)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	1.6	1.4
Provision for losses on inventory	4.5	2.9
Provision for losses on royalty advances	0.9	1.3
Amortization of prepublication costs	6.8	6.3
Depreciation and amortization	16.4	16.4
Amortization of pension and postretirement plans	(0.0)	0.1
Deferred income taxes	0.0	0.1
Stock-based compensation	1.5	0.6
Income from equity-method investments	(1.1)	(0.8)
(Gain) loss on sale of assets	—	(6.6)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	8.1	23.3
Inventories	(35.6)	(50.0)
Prepaid expenses and other current assets	(25.1)	(12.0)
Income tax receivable	53.4	(13.0)
Royalty advances	(5.2)	(2.8)
Accounts payable	48.9	13.9
Accrued income taxes	0.3	0.3
Accrued royalties	20.8	17.5
Deferred revenue	26.9	10.1
Other accrued expenses	(32.5)	3.9
Other, net	(2.8)	0.9
Net cash provided by (used in) operating activities	63.6	(26.0)

Cash flows - investing activities:
Prepublication expenditures	(4.3)	(5.2)
Additions to property, plant and equipment	(10.2)	(16.0)
Net proceeds from sale of assets	—	12.3
Net cash provided by (used in) investing activities	(14.5)	(8.9)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	0.9	2.2
Repayments of lines of credit, credit agreement and revolving loan	(101.3)	(3.8)
Repayment of capital lease obligations	(0.6)	(0.5)
Proceeds pursuant to stock-based compensation plans	0.5	—
Payment of dividends	(5.2)	(5.1)
Other	0.1	1.9
Net cash provided by (used in) financing activities	(105.6)	(5.3)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	1.9

Net increase (decrease) in cash and cash equivalents	(57.9)	(38.3)
Cash and cash equivalents at beginning of period	366.5	393.8
Cash and cash equivalents at end of period	$308.6	$355.5
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

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2022 relate to the twelve-month period ending May 31, 2022.

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

Interim Financial Statements

The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the Financial Statements for the periods presented.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the first and fourth quarters. Trade sales can vary throughout the year due to varying release dates of published titles. Presently, there remain uncertainties concerning the timing of and any patterns which may emerge with respect to school instruction, whether in-school, remote or hybrid for the school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the second quarter of fiscal 2022.

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

Sale of Long-lived Assets

During the first quarter of fiscal 2021, the company-owned facility located in Danbury, Connecticut was sold and the Company relocated the book fairs warehousing and distribution operations conducted in Danbury to a warehouse in Easton, Pennsylvania. The long-lived assets related to the Danbury facility, which consisted of land, building, and building improvements, were included in the Overhead segment. These assets had a carrying value of $5.7 and were classified as held for sale as of the fiscal year ended May 31, 2020. The net proceeds from the sale were $12.3 and the Company recognized a gain on sale of $6.6. This amount is included within Gain (loss) on sale of assets and other within the Company's Condensed Consolidated Statements of Operations.

Assets Held For Sale

During the third quarter of fiscal 2021, the Company committed to a plan to sell the office building located in Lake Mary, Florida and relocate to a leased office space as part of the initiative to reduce future operating costs. These assets are included in the Children's Book Publishing and Distribution segment. During the third quarter of fiscal 2020, the Company committed to a plan to sell the UK distribution center located in Witney to consolidate the operations into a new facility in Warwickshire. These assets are included in the International segment. The Company expects the sale of these facilities to result in a gain on sale. The long-lived assets which consist of land, building, and building improvements are classified as held for sale. These assets are carried at the lower of carrying value or fair value less costs to sell and no additional depreciation is being recognized. As of August 31, 2021, the carrying amounts were $4.1 and $2.2 for the Lake Mary and Witney facilities, respectively, which are included in Property, plant and equipment, net within the Company's Condensed Consolidated Balance Sheets.

New Accounting Pronouncements

There were no new accounting pronouncements issued in the first quarter of fiscal 2022 which would impact the Company. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

Current Fiscal Year Adoptions:

ASU No. 2019-12
The Company adopted ASU No. 2019-12 as of the beginning of the first quarter of fiscal 2022 which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted the applicable amendments of the ASU using the modified retrospective basis for those amendments that are not applied on a prospective basis. The adoption of ASU No. 2019-12 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Prior Period Adjustments

During the first quarter of fiscal 2022, the Company determined that it is more appropriate for certain editorial costs to be included in Selling, general and administrative expenses rather than Cost of goods sold based on the nature of these costs and how management views the business. As a result of this error in classification, Cost of goods sold was overstated and Selling, general and administrative expenses were understated by $37.8 as of May 31, 2021 and $41.7 as of May 31, 2020.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

In accordance with the provisions of SEC Staff Accounting Bulletin No. 108, the Company assessed the impact of these adjustments on prior period financial statements and concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods.

To conform the prior periods to the current period presentation, the Company has adjusted the statement of operations for the periods ended May 31, 2021 and May 31, 2020 for the correction of the error and will make adjustments for future Form 10-Q and 10-K filings that include financial statements for the periods affected. The adjustment resulted in a decrease in Cost of goods sold and an increase in Selling, general and administrative expenses in each of the periods presented. There was no other impact to the financial statements.

The following table shows the adjusted Cost of goods sold and Selling, general and administrative expenses for those periods indicated:

	Fiscal 2021				Fiscal Year Ended May 31, 2021	Fiscal Year Ended May 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Cost of goods sold:
As previously reported	$123.2	$199.3	$146.0	$198.0	$666.5	$751.0
Adjustment	(8.2)	(9.6)	(10.1)	(9.9)	(37.8)	(41.7)
As adjusted	$115.0	$189.7	$135.9	$188.1	$628.7	$709.3

Selling, general and administrative expenses:
As previously reported	$133.5	$142.3	$130.1	$179.0	$584.9	$722.5
Adjustment	8.2	9.6	10.1	9.9	37.8	41.7
As adjusted	$141.7	$151.9	$140.2	$188.9	$622.7	$764.2

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

2. REVENUES

Disaggregated Revenue Data

Effective June 1, 2021, the former “Education” reportable segment was renamed as the “Education Solutions” reportable segment, in connection with the consolidation of the segment’s multiple channels into a single Education Solutions group.

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended
	August 31,	August 31,
	2021	2020
Book Clubs - U.S.	$6.8	$5.8
Book Fairs - U.S.	16.0	13.2
Trade - U.S.	80.1	65.8
Trade - International(1)	12.9	7.5
Total Children's Book Publishing and Distribution	$115.8	$92.3

Education Solutions - U.S.	$80.1	$53.6
Total Education Solutions	$80.1	$53.6

International - Major Markets(2)	$47.5	$50.0
International - Other Markets(3)	16.4	19.3
Total International	$63.9	$69.3
Total Revenues	$259.8	$215.2
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.

Estimated Returns

A liability for expected returns of $44.9, $45.2, and $43.1 is recorded within Other accrued expenses as of August 31, 2021, May 31, 2021, and August 31, 2020, respectively. In addition, a return asset of $4.2, $3.4, and $4.1 is recorded within Prepaid expenses and other current assets as of August 31, 2021, May 31, 2021, and August 31, 2020, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The Company recognized revenue which was included in the opening deferred revenue balance in the amount of $15.3 and $16.9 for the three months ended August 31, 2021 and August 31, 2020, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheet:

Allowance for Credit Losses
Balance at May 31, 2021	$21.4
Current period provision	1.6
Write-offs and other	(1.2)
Balance at August 31, 2021	$21.8

3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution, Education Solutions and International.

•Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, ebooks, media and interactive products in the United States through its book clubs and book fairs in its school channels and through the trade channel. This segment is comprised of three operating segments.

•Education Solutions includes the publication and distribution to schools and libraries of children’s books, classroom magazines, print and digital supplemental and core classroom materials and related support services, and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of one operating segment.

•International includes the publication and distribution of products and services outside the United States by the Company’s international operations and its export businesses. This segment is comprised of three operating segments.

The following table sets forth the Company's revenue and operating income (loss) by segment for the fiscal quarters ended August 31, 2021 and August 31, 2020:

	Three months ended
	August 31,	August 31,
	2021	2020
Revenues
Children's Book Publishing and Distribution	$115.8	$92.3
Education Solutions	80.1	53.6
International	63.9	69.3
Total	$259.8	$215.2

Operating income (loss)
Children's Book Publishing and Distribution	$(21.7)	$(29.0)
Education Solutions	7.3	(2.4)
International	(1.7)	4.8
Overhead (1)	(15.9)	(30.4)
Total	$(32.0)	$(57.0)

(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	August 31, 2021	May 31, 2021	August 31, 2020
US Revolving Loan	$75.0	$175.0	$200.0
Unsecured lines of credit	7.4	7.9	8.5
UK Loan	7.1	7.3	11.4
Total debt	$89.5	$190.2	$219.9
Less lines of credit, short-term debt and current portion of long-term debt	(89.5)	(182.9)	(19.9)
Total long-term debt	$—	$7.3	$200.0

The Company's debt obligations as of August 31, 2021 have maturities of one year or less.

US Loan Agreement

Scholastic Corporation and Scholastic Inc. (each, a “Borrower” and together, the “Borrowers”) are parties to a 5-year credit facility with certain banks (the “Loan Agreement”) with a maturity date of January 5, 2022. The Loan Agreement allows the Company to borrow, repay or prepay and reborrow at any time prior to the maturity date. On December 16, 2020, the Company entered into an amendment to the Loan Agreement (the "Amendment") with a syndicate of banks and Bank of America, N.A., as administrative agent (the "Agent"). The Amendment was accounted for as a debt modification. The principal terms of the credit agreement, as modified, include the following:
•the aggregate maximum commitments of the lenders is $250.0, a reduction from the $375.0 pre-amendment commitments;
•in addition to the pre-amendment covenants, the Company is subject to a new covenant requiring Consolidated Liquidity (as defined) of a minimum amount of $200.0;
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
•the interest pricing is dependent upon the Borrower’s election of a rate that is either:
◦a Eurodollar Rate equal to the London interbank offered rate (LIBOR), subject to a minimum of 0.25%, plus a spread equal to 1.60% for any Eurodollar Rate Advance;
- or -
◦a Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.50% or (iii) the Eurodollar Rate for a one month interest period plus 1.00% plus, in each case, a spread equal to 0.60% for any Base Rate Advance;
•restricted payments (e.g., for dividends and share repurchases, etc.) are limited to the "builder basket" in the amended credit agreement together with an additional requirement that the Company have Consolidated Liquidity (as defined) not less than $300.0.
•a portion of the revolving credit facility, up to a maximum of $50.0, is available for the issuance of letters of credit. In addition, a portion of the revolving credit facility, up to a maximum of $15.0, is available for swingline loans.
Under the Loan Agreement, as amended, interest on amounts borrowed is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). As of August 31, 2021, the all-in borrowing rate on the outstanding borrowings was 1.85%.
As of August 31, 2021, the Company had current outstanding borrowings of $75.0 under the Loan Agreement. The Company incurred this obligation in the fourth quarter of fiscal 2020 as a precautionary measure due to the uncertainty resulting from the COVID-19 pandemic. While this obligation is not due until the January 5, 2022 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. During the first quarter of fiscal 2022, the Company paid down $100.0 of the borrowing. The Company intends to amend and extend the current Loan Agreement prior to its expiration on January 5, 2022.
The Company was in compliance with required covenants for all periods presented.

At August 31, 2021, the Company had open standby letters of credit totaling $4.3 issued under certain credit lines, including $0.4 under the Loan Agreement and $3.9 under the domestic credit lines discussed below.

UK Loan Agreement

On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 to fund the construction of the new UK facility in Warwickshire. The loan had an original maturity date of July 31, 2021, which was extended to July 31, 2022 in May 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest was charged at 1.77% per annum over the Base Rate until July 31, 2021 and 2.25% per annum over the Base Rate thereafter. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of August 31, 2021, the Company had $4.3 outstanding on the loan and $4.7 remaining available credit under this facility.

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan had an original maturity date of July 31, 2021, which was extended to July 31, 2022 in May 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest was charged at 1.77% per annum over the Base Rate until July 31, 2021 and 2.25% per annum over the Base Rate thereafter. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of August 31, 2021, the Company had $2.8 outstanding on the loan.

Lines of Credit

As of August 31, 2021, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of August 31, 2021, May 31, 2021 and August 31, 2020. As of August 31, 2021, availability under these unsecured money market bid rate credit lines totaled $6.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2021, the Company had various local currency international credit lines totaling $27.9 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $7.4 at August 31, 2021 at a weighted average interest rate of 4.8%, $7.9 at May 31, 2021 at a weighted average interest rate of 4.7%, and $8.5 at August 31, 2020 at a weighted average interest rate of 4.2%. As of August 31, 2021, the amounts available under these facilities totaled $20.5. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

5. COMMITMENTS AND CONTINGENCIES

COVID-19
The COVID-19 pandemic and actions taken, or which may be taken in the future following any changes in restrictions based on the future course of the pandemic, by governments, businesses and individuals to limit the spread of the virus may continue to have an adverse effect on the Company’s results of operations and financial condition.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Company is not currently aware of any loss contingencies related to the foregoing that would require recognition in the first quarter of fiscal 2022.

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

On July 20, 2021, the Company, along with its co-defendants in a certain legal proceeding, executed a settlement agreement regarding certain licenses and trademarks related to intellectual property used in formerly owned products, which were included in the sale of the educational technology and services business that occurred in fiscal 2015. Without admitting to the allegations raised, the agreement requires the Company to pay $20.0 in a one-time cash payment to avoid the uncertainties of trial and the additional costs of preparing for and presenting an on-going legal defense in this matter. The Company recognized an accrual for the settlement amount in fiscal 2021 as the events that gave rise to the litigation had taken place prior to May 31, 2021. As of August 31, 2021, the liability of $20.0 is reflected in Accounts Payable in the Company’s Condensed Consolidated Balance Sheet. The settlement was paid subsequent to quarter end in September 2021. The Company received $6.6 in recoveries from its insurance programs during the first quarter of fiscal 2022 which was recognized as an offset to the legal settlement and is reflected in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations. While the Company expects to receive additional recoveries from its insurance programs, it is too premature to determine with any level of probability or accuracy the amount of those recoveries at this time.

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended
	August 31,	August 31,
	2021	2020
Net income (loss) attributable to Class A and Common Stockholders	$(24.2)	$(39.8)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.4	34.3
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions) *	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.4	34.3
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(0.70)	$(1.16)
Diluted	$(0.70)	$(1.16)
* The Company experienced a net loss for all periods presented and therefore did not report any dilutive share impact.

The Company experienced a loss for the three month periods ended August 31, 2021 and August 31, 2020 and therefore did not allocate any loss to certain participating restricted stock units.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2021	August 31, 2020
Options outstanding pursuant to stock-based compensation plans (in millions)	4.9	3.0

There were 2.1 million of potentially anti-dilutive shares pursuant to stock-based compensation plans as of August 31, 2021.

A portion of the Company’s Restricted Stock Units ("RSUs") which are granted to employees participate in earnings through cumulative dividends which are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

As of August 31, 2021, $67.3 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date, subject to temporary limitations under the amended credit agreement as defined in Note 4, Debt. See Note 11, Treasury Stock, for a more complete description of the Company’s share buy-back program.

7. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

	August 31, 2021	May 31, 2021	August 31, 2020
Gross beginning balance	$165.9	$164.5	$164.5
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$126.3	$124.9	$124.9
Foreign currency translation	(0.4)	1.4	0.7
Ending balance	$125.9	$126.3	$125.6

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	August 31, 2021	May 31, 2021	August 31, 2020
Beginning balance - Other intangibles subject to amortization	$8.4	$10.5	$10.5
Adjustments	—	(0.5)	—
Amortization expense	(0.5)	(2.2)	(0.6)
Foreign currency translation	(0.1)	0.6	0.3
Total other intangibles subject to amortization, net of accumulated amortization of $32.8, $32.3 and $30.7, respectively	$7.8	$8.4	$10.2
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$9.9	$10.5	$12.3

There were no additions to intangible assets within the three months ended August 31, 2021 and August 31, 2020.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 5.0 years.

There were no impairment charges related to Intangible assets in any of the periods presented.

8. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2021	May 31, 2021	August 31, 2020	Segment
Equity method investments	$34.4	$34.3	$27.9	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$40.4	$40.3	$33.9

The Company’s 26.2% equity interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. Equity method income from this investment is reported in the International segment.

The Company has a 4.6% ownership interest in a financing and production company that makes film, television, and digital programming designed for the youth market. This equity investment does not have a readily determinable fair value and the Company has elected to apply the measurement alternative and report this investment at cost, less impairment on the Company's Condensed Consolidated Balance Sheets. There have been no impairments or adjustments to the carrying value of this investment.

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $1.1 and $0.8 for the three months ended August 31, 2021 and August 31, 2020, respectively.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	August 31,	August 31,	August 31,	August 31,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Interest cost	$0.2	$0.2	$0.1	$0.1
Expected return on assets	(0.3)	(0.2)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.2)	0.0
Amortization of net actuarial (gain) loss	0.2	0.1	0.0	—
Total	$0.1	$0.1	$(0.1)	$0.1

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the three months ended August 31, 2021, the Company contributed $0.4 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.6 to the UK Pension Plan for the fiscal year ending May 31, 2022.

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31,	August 31,
	2021	2020
Stock option expense	$0.7	$0.3
Restricted stock unit expense	0.7	0.2
Management stock purchase plan	0.0	—
Employee stock purchase plan	0.1	0.1
Total stock-based compensation expense	$1.5	$0.6

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended
	August 31,	August 31,
	2021	2020
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.0

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

The table below represents the Board authorizations at the dates indicated:

Authorizations	Amount
March 2018	$50.0
March 2020	50.0
Total current Board authorizations at June 1, 2021	$100.0
Less repurchases made under these authorizations	$(32.7)
Remaining Board authorization at August 31, 2021	$67.3

Remaining Board authorization at August 31, 2021 represents the amount remaining under the Board authorization for Common share repurchases on March 21, 2018 and the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, subject to temporary limitations under the amended credit agreement as defined in Note 4, Debt.

There were no repurchases of the Company's Common Stock for the three months ended August 31, 2021.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended August 31, 2021
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2021	$(30.1)	$(4.6)	$(34.7)
Other comprehensive income (loss) before reclassifications	(5.8)	—	(5.8)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	(5.8)	0.1	(5.7)
Ending balance at August 31, 2021	$(35.9)	$(4.5)	$(40.4)

	Three months ended August 31, 2020
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2020	$(50.0)	$(8.3)	$(58.3)
Other comprehensive income (loss) before reclassifications	10.7	—	10.7
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.1	0.1
Amortization of prior service credit (net of tax of $0.0)	—	0.0	0.0
Other comprehensive income (loss)	10.7	0.1	10.8
Ending balance at August 31, 2020	$(39.3)	$(8.2)	$(47.5)
The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Condensed Consolidated Statements of Operations line item
	August 31,	August 31,
	2021	2020
Employee benefit plans:
Amortization of net actuarial (gain) loss	$0.2	$0.1	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.2)	0.0	Other components of net periodic benefit (cost)
Less: Tax effect	0.1	0.0	Provision (benefit) for income taxes
Total cost, net of tax	$0.1	$0.1

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

Non-financial assets for which the Company employs fair value measures on a non-recurring basis include:
•Long-lived assets, including held for sale
•Operating lease right-of-use (ROU) assets
•Investments
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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company filed its Federal income tax return and benefited from the provisions in the CARES Act to carry back net operating losses generated in the U.S. to previous periods which were taxed at the higher 35% federal corporate tax rate. The Company also took advantage of the provisions related to the Employee Retention Credit, which was created by the CARES Act to encourage entities to keep employees on their payroll despite experiencing economic hardship due to the COVID-19 pandemic. The Company has deferred employer-side social security payments which have resulted in a current liability of $2.8 and a non-current liability of $4.8 as of August 31, 2021. In fiscal 2021, the Company applied for employee retention credits in the U.S. and the related receivable was $11.9 as of August 31, 2021. During the first quarter of fiscal 2022, the Company received a federal tax refund of $63.1 primarily related to the carry back of net operating losses generated in the U.S.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The Company's interim effective tax rate, inclusive of discrete items, was 26.7% for the three month period ended August 31, 2021 as compared to 23.2% for the prior fiscal year quarter. The interim effective tax rate was impacted by anticipated higher profitability domestically and internationally.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of August 31, 2021 and August 31, 2020 were $26.8 and $25.5, respectively. Net unrealized losses of less than $0.1 and $1.0 were recognized for the three months ended August 31, 2021 and August 31, 2020, respectively.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	August 31, 2021	May 31, 2021	August 31, 2020
Accrued payroll, payroll taxes and benefits	$35.1	$32.4	$41.4
Accrued bonus and commissions	12.1	23.0	11.8
Returns liability	44.9	45.2	43.1
Accrued other taxes	25.3	31.4	21.4
Accrued advertising and promotions	13.5	12.6	10.8
Other accrued expenses	37.3	57.4	38.1
Total accrued expenses	$168.2	$202.0	$166.6

17. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2022. The dividend is payable on December 15, 2021 to shareholders of record as of the close of business on October 29, 2021.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Effective June 1, 2021, the former “Education” reportable segment was renamed as the “Education Solutions” reportable segment, in connection with the consolidation of the segment’s multiple channels into a single Education Solutions group to allow for increased investment in digital learning and greater cross-selling opportunities across the entire segment’s portfolio of print and digital products.

Overview and Outlook

Revenues for the first quarter ended August 31, 2021 were $259.8 million, compared to $215.2 million in the prior fiscal year quarter, an increase of $44.6 million. The Company reported net loss per diluted share of Class A and Common Stock of $0.70 in the first quarter of fiscal 2022, compared to net loss of $1.16 in the prior fiscal year quarter.

During the first quarter ended August 31, 2021, increased revenues were driven by the U.S. education and trade channels. Sales in the education channels were driven by the Company’s newly launched early childhood program, PreK On My WayTM, and summer learning product offerings. Trade publishing revenues grew on the strength of the Company’s series publishing and strong backlist titles, including Harry Potter® box sets and limited edition foil cover Dogman® books. Partially offsetting the revenue improvements was a reduction in sales in the International segment as countries around the world continued to encounter pandemic-related disruptions in their local markets. Operating loss improved over the prior fiscal year quarter as a result of the higher sales volume as the Company is beginning to recover from the pandemic, coupled with the continued benefits of the restructuring program executed in the prior fiscal year.

The Company is currently experiencing increased demand for its products and programs as schools begin to re-open this fall with rising book club sponsorship and increased book fair bookings and expects sequential improvements in its school-based distribution channels in each quarter of the current fiscal year. The Company is well-positioned to meet expected demand in these channels, especially in its book fairs businesses in the U.S., Canada and the UK. Scholastic properties and titles continue to lead the market and the trade channel, including media, is expected to benefit from new releases including J.K. Rowling's new title, The Christmas Pig, and the second season of The Baby-sitters Club® on Netflix, both targeted for release in October. In the education channel, the Company continues to closely monitor how federal stimulus funds will impact the overall K-12 education landscape and expects to benefit from a portion of this new spending. Internationally, the Company expects the lockdowns in Australia to lift and continues to explore growth through the expansion of Scholastic’s range of English language learning digital product offerings in Asia. However, inflationary pressures could impact paper, freight and other operating costs, while supply chain issues and potential labor shortages could adversely impact the Company's operating income through higher costs and/or revenue shortfalls. The Company expects positive operating leverage and cash flow generation despite inflationary and execution pressures on its supply chain and labor pools and the discontinuation of certain COVID-related government subsidies. The Company continues to identify further opportunities for incremental cost savings through process improvements and automation, consolidation of functions, and increased utilization of the Company’s international shared services resources.

Results of Operations

Consolidated

Revenues for the quarter ended August 31, 2021 increased to $259.8 million, compared to $215.2 million in the prior fiscal year. The Children's Book Publishing and Distribution segment revenues increased by $23.5 million, primarily driven by higher trade channel revenues due to increased sales of backlist titles from best-selling series, which benefited from marketing and publicity activities for Harry Potter box sets and limited edition Dogman foil covers, as well as new releases of several frontlist titles, coupled with an increase in revenues in the school-based channels. In the Education Solutions segment, revenues increased by $26.5 million, primarily driven by higher sales of instructional products and programs, the Company's traditional classroom book collections and digital products. In local currency, the International segment revenues decreased by $9.0 million, primarily driven by lower revenues in Australia and New Zealand due to restrictions imposed by the COVID variant which were not in place in the prior fiscal year quarter, coupled with lower direct-to-home sales in Asia. International segment revenues were impacted by favorable foreign exchange of $3.6 million in the quarter ended August 31, 2021.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Components of Cost of goods sold for the three months ended August 31, 2021 and August 31, 2020 are as follows:

	Three months ended
	August 31,		August 31,
	2021		2020
($ amounts in millions)	$	% of Revenue	$	% of Revenue
Product, service and production costs	$76.3	29.4%	$61.1	28.4%
Royalty costs	27.8	10.6%	23.4	10.9%
Prepublication amortization	6.9	2.7%	6.5	3.0%
Postage, freight, shipping, fulfillment and other	22.3	8.6%	24.0	11.1%
Total	$133.3	51.3%	$115.0	53.4%

Cost of goods sold for the quarter ended August 31, 2021 was $133.3 million, or 51.3% of revenues, compared to $115.0 million, or 53.4% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenues was primarily driven by lower fixed costs on a higher revenue base in the domestic channels, partially offset by higher inventory reserves recognized in Canada, primarily in the book fairs channel. During fiscal 2022, Cost of goods sold will be negatively impacted by inflationary pressures such as higher costs due to shortages in labor and transportation and supply chain issues impacting paper and printing costs.

Selling, general and administrative expenses in the quarter ended August 31, 2021 increased to $143.6 million, compared to $141.7 million in the prior fiscal year quarter. The $1.9 million increase was primarily attributable to higher employee related costs as the prior fiscal year quarter benefited from the temporary closure of book fair distribution facilities and employee furlough and reduced work week programs, which did not reoccur in the current fiscal year quarter. In addition, the Company recognized lower subsidies from COVID-related governmental retention programs in Canada, the UK, Australia and New Zealand which decreased by $4.3 million to $1.2 million as compared to $5.5 million in the prior fiscal year quarter. Partially offsetting this increase, the Company received $6.6 million of insurance recoveries in the current fiscal year quarter related to an intellectual property legal settlement accrued in fiscal 2021 and recognized lower severance expense, which included charges of $2.4 million and $12.0 million for the quarters ended August 31, 2021 and August 31, 2020, respectively, related to cost-reduction and restructuring programs.

Depreciation and amortization expenses in the quarter ended August 31, 2021 were $14.9 million which were relatively consistent to $15.5 million in the prior fiscal year quarter. There were no significant changes to the assets in service in the first quarter of fiscal 2022.

Net interest expense in the quarter ended August 31, 2021 was $1.3 million compared to $1.2 million in the prior fiscal year quarter. Net interest expense was relatively consistent as the Company had lower average debt borrowings with higher interest rates as compared to the prior fiscal year quarter. The Company expects Net interest expense to decline in future periods as a result of the lower debt balance resulting from the $100.0 million repayment at the end of the first fiscal year quarter and expected lower interest rates.

Gain (loss) on sale of assets and other in the prior fiscal year quarter ended August 31, 2020 was $6.6 million. The company-owned facility located in Danbury, Connecticut was sold in the prior fiscal quarter which resulted in a gain on sale.

The Company’s effective tax rate for the quarter ended August 31, 2021 was 26.7%, compared to 23.2% in the prior fiscal year quarter.

Net loss attributable to Scholastic Corporation for the quarter ended August 31, 2021 decreased by $15.6 million to $24.2 million, compared to Net loss of $39.8 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $0.70 and $0.70, respectively, for the fiscal quarter ended August 31, 2021, compared to loss per basic and diluted share of Class A and Common Stock of $1.16 and $1.16, respectively, in the prior fiscal year quarter.

Net loss attributable to noncontrolling interest for the quarter ended August 31, 2021 was $0.2 million compared to net income attributable to noncontrolling interest of less than $0.1 million in the prior fiscal year quarter.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Children’s Book Publishing and Distribution

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2021	2020	Change	Change
Revenues	$115.8	$92.3	$23.5	25.5%
Cost of goods sold	66.1	56.1	10.0	17.8%
Other operating expenses (1)	71.4	65.2	6.2	9.5%
Operating income (loss)	$(21.7)	$(29.0)	$7.3	25.2%
Operating margin	—%	—%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2021 increased by $23.5 million to $115.8 million, compared to $92.3 million in the prior fiscal year quarter. The increase in segment revenues was primarily driven by higher trade channel revenues of $19.7 million due to increased sales of backlist titles from best-selling series, which benefited from marketing and publicity activities for Harry Potter box sets and limited edition Dogman foil covers, and new releases from the Company's popular series, including The Baby-sitters Club® GraphixTM and Baby-sitters Little Sisters® GraphixTM, Five Nights at Freddy’sTM, The Bad GuysTM and Nat EnoughTM, coupled with the continued success of Alan Gratz’s Refugee and Ground Zero and Pam Munoz Ryan’s Esperanza Rising. In addition, sales increased for specialty products within the Company's Klutz division, as well as the Make Believe IdeasTM business, which included the launch of a plush product line, Sensory SnuggablesTM. Book fairs channel revenues increased $2.8 million as a result of higher revenue per fair and book clubs channel revenues increased $1.0 million driven by an increase in the number of teacher sponsors. Book fair bookings are expected to improve each sequential season as schools re-open, with bookings for the current fall season substantially ahead of last spring.

Cost of goods sold for the quarter ended August 31, 2021 was $66.1 million, or 57.1% of revenues, compared to $56.1 million, or 60.8% of revenues, in the prior fiscal year quarter. The decrease in Cost of Goods sold as a percentage of revenue was primarily attributable to lower fixed costs on a higher revenue base, partially offset by higher royalty costs associated with increased trade channel revenues.

Other operating expenses for the quarter ended August 31, 2021 increased to $71.4 million, compared to $65.2 million in the prior fiscal year quarter. The $6.2 million increase was primarily attributable to higher employee related costs as the prior fiscal year quarter benefited from the employee furlough and reduced work week programs as well as the temporary closure of book fair distribution facilities, all of which did not reoccur in the current fiscal year quarter.

Segment operating loss for the quarter ended August 31, 2021 was $21.7 million, compared to $29.0 million in the prior fiscal year quarter. The $7.3 million improvement was primarily driven by the increased revenues across all channels, primarily in the trade channel, partially offset by higher employee-related costs due to the absence of furlough and reduced work week programs that benefited the prior fiscal year quarter.

Education Solutions

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2021	2020	Change	Change
Revenues	$80.1	$53.6	$26.5	49.4%
Cost of goods sold	32.8	22.8	10.0	43.9%
Other operating expenses (1)	40.0	33.2	6.8	20.5%
Operating income (loss)	$7.3	$(2.4)	$9.7	NM
Operating margin	9.1%	—%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended August 31, 2021 increased to $80.1 million, compared to $53.6 million in the prior fiscal year quarter, resulting in an increase of $26.5 million. The increase in segment revenues was primarily driven by higher sales of instructional products and programs, including the newly launched PreK On My Way,

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
an early childhood program, and the Company's summer learning product offerings and Leveled Bookroom, coupled with increased sales of the Company's traditional classroom book collections and digital products. The revenue increase was partially offset by lower revenues from the Company's teaching resources business, which benefited in the prior fiscal year quarter as parents used these products to supplement remote and hybrid learning resulting from COVID-19. The Company anticipates federal stimulus funds to be utilized by schools during the 2021/2022 school year to help students accelerate their learning post-pandemic.

Cost of goods sold for the quarter ended August 31, 2021 was $32.8 million, or 40.9% of revenues, compared to $22.8 million, or 42.5% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenues was primarily attributable to lower fixed costs on a higher revenue base, coupled with favorable product mix from higher digital sales.

Other operating expenses for the quarter ended August 31, 2021 increased to $40.0 million, compared to $33.2 million in the prior fiscal year quarter. The increase in Other operating expenses was primarily related to higher employee-related costs as the prior fiscal year quarter benefited from employee furlough and reduced work week programs that did not reoccur in the current fiscal year quarter.

Segment operating income for the quarter ended August 31, 2021 was $7.3 million, compared to an operating loss of $2.4 million in the prior fiscal year quarter. The $9.7 million improvement was primarily driven by higher revenues of instructional products and programs, traditional classroom book collections and digital products, partially offset by increased employee-related costs due to the absence of furlough and reduced work week programs that benefited the prior fiscal year quarter.

International

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2021	2020	Change	Change
Revenues	$63.9	$69.3	$(5.4)	(7.8)%
Cost of goods sold	36.1	37.1	(1.0)	(2.7)%
Other operating expenses (1)	29.5	27.4	2.1	7.7%
Operating income (loss)	$(1.7)	$4.8	$(6.5)	NM
Operating margin	—%	6.9%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended August 31, 2021 decreased to $63.9 million, compared to $69.3 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $9.0 million, partially offset by favorable foreign exchange of $3.6 million. Australia and New Zealand local currency revenues decreased $4.4 million, primarily in the trade and book clubs channels, due to restrictions from the COVID variant which were not in place in the prior fiscal year quarter. In Asia, local currency revenues decreased $2.9 million primarily driven by lower direct-to-home sales as a result of the continued impact of the pandemic. In Canada, local currency revenues decreased $0.9 million primarily due to lower trade channel revenues. In the UK, local currency revenues decreased by $0.5 million primarily due to lower co-edition and specialty sales. In addition, export channel revenues decreased $0.3 million as compared to the prior fiscal year quarter.

Cost of goods sold for the quarter ended August 31, 2021 was $36.1 million, or 56.5% of revenues, compared to $37.1 million, or 53.5% of revenues, in the prior fiscal year quarter. The increase in cost of goods sold as a percentage of revenue was driven by higher inventory reserves recognized in Canada, primarily in the book fairs channel.

Other operating expenses for the quarter ended August 31, 2021 were $29.5 million, compared to $27.4 million in the prior fiscal year quarter. Other operating expenses increased $2.1 million primarily driven by lower government subsidies related to COVID-related governmental retention programs in Canada, the UK, Australia and New Zealand which decreased by $4.3 million to $1.2 million as compared to $5.5 million in the prior fiscal year quarter. This increase was partially offset by lower severance expense related to restructuring programs which decreased by $0.6 million to $0.4 million compared to $1.0 million in the prior fiscal year quarter.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Segment operating loss for the quarter ended August 31, 2021 was $1.7 million, compared to operating income of $4.8 million in the prior fiscal year quarter. Total local currency operating results across the Company's foreign operations decreased $6.4 million, primarily driven by lower revenues, coupled with lower subsidies from COVID-related governmental employee retention programs.

Overhead

Unallocated overhead expense for the quarter ended August 31, 2021 decreased by $14.5 million to $15.9 million, from $30.4 million in the prior fiscal year quarter. The decrease was primarily attributable to lower severance expense related to restructuring programs, which decreased by $9.0 million to $2.0 million, compared to $11.0 million in the prior fiscal year quarter, coupled with $6.6 million of insurance recoveries received in the current fiscal year quarter related to the intellectual property legal settlement accrued in fiscal 2021. The decrease was partially offset by higher employee-related costs as the prior fiscal year quarter benefited from employee furlough and reduced work week programs that did not reoccur in the current fiscal year quarter.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the first and fourth quarters. Trade sales can vary throughout the year due to varying release dates of published titles. Presently, there remain uncertainties concerning the timing of and any patterns which may emerge with respect to school instruction, whether in-school, remote or hybrid for the school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the second quarter of fiscal 2022.

Liquidity and Capital Resources

Cash provided by operating activities was $63.6 million for the three months ended August 31, 2021, compared to cash used in operating activities of $26.0 million for the prior fiscal year period, representing an increase in cash provided by operating activities of $89.6 million. The increase in cash provided was primarily driven by the federal income tax refund of $63.1 million and $6.6 million of insurance recoveries related to the intellectual property legal settlement, both received in the current fiscal year quarter, coupled with lower inventory purchases as a result of improved inventory management.

Cash used in investing activities was $14.5 million for the three months ended August 31, 2021, compared to cash used in investing activities of $8.9 million in the prior fiscal year period, representing an increase in cash used in investing activities of $5.6 million. The increase in cash used was driven by the net proceeds from the sale of the Danbury facility of $12.3 million which benefited the prior fiscal year quarter, partially offset by lower capital expenditures of $5.8 million in the quarter ended August 31, 2021 as the Company continued to limit spending to strategic investments in key growth areas of the business and in technology, both internal and customer-facing, to allow it to operate with greater efficiency.

Cash used in financing activities was $105.6 million for the three months ended August 31, 2021, compared to cash used in financing activities of $5.3 million for the prior fiscal year period, representing an increase in cash used in financing activities of $100.3 million. The increase in cash used is primarily related to a repayment of borrowings under the U.S. loan agreement of $100.0 million during the quarter ended August 31, 2021.

Cash Position

The Company’s cash and cash equivalents totaled $308.6 million at August 31, 2021, $366.5 million at May 31, 2021 and $355.5 million at August 31, 2020. Cash and cash equivalents held by the Company’s U.S. operations totaled $271.9 million at August 31, 2021, $318.0 million at May 31, 2020 and $323.7 million at August 31, 2020.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. As a precautionary measure in the context of the COVID-19 pandemic, the Company accessed its committed bank credit facility in the fourth quarter of fiscal 2020 by taking a U.S. dollar LIBOR-based advance for $200.0 million. During fiscal 2021, the Company paid down $25.0 million of the borrowing and, during the first quarter of fiscal 2022, the Company paid down $100.0 million of the borrowing, resulting in $75.0 million outstanding as of August 31, 2021, which is classified as current. There is no immediate working capital requirement, but the Company will continue to evaluate the borrowing position during the fiscal year.

On December 16, 2020, the U.S. loan agreement was amended, which, among other things, included adjustments to certain covenant thresholds and reduced the borrowing limit from $375.0 million to $250.0 million. See Note 4 of Notes to the Financial Statements - Unaudited in Item 1, "Financial Statements" for more information concerning the amended U.S. loan agreement.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company has lifted the temporary suspension of its open-market buy-back program under which $67.3 million remained available for future purchases of common shares as of August 31, 2021.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases as appropriate in the context of COVID-19 considerations. As of August 31, 2021, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $308.6 million, cash from operations and the Company's loan agreements in the U.S. and the UK. As indicated above, the U.S. loan agreement was amended on December 16, 2020, which reduced the borrowing limit from $375.0 million to $250.0 million. The Company expects the amended U.S. loan agreement to provide it with an appropriate level of flexibility to strategically manage the business operations. The Company's amended U.S. loan agreement and its loan agreements in the UK total $261.8 million, less borrowings of $82.1 million and commitments of $0.4 million, resulting in $179.3 million of availability. Additionally, the Company has short-term credit facilities of $37.9 million, less current borrowings of $7.4 million and commitments of $3.9 million, resulting in $26.6 million of current availability at August 31, 2021. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities, taking COVID-19 into consideration.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Financing

The Company is party to the U.S. loan agreement, the UK loan agreements and certain credit lines with various banks as described in Note 4 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had $75.0 million in outstanding borrowings under the U.S. loan agreement as of August 31, 2021, which are classified as current. As indicated above, on December 16, 2020, the Company entered into the Amendment to the U.S. loan agreement which included temporary covenant relief and a reduction in the maximum commitments. On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 million to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan has a maturity date of July 31, 2022. As of August 31, 2021, the Company had $2.8 million outstanding on the loan. On January 24, 2020, Scholastic Limited UK entered into a term loan facility with a borrowing limit of £6.6 million to fund the construction of the new UK facility in Warwickshire. The loan has a maturity date of July 31, 2022. As of August 31, 2021, the Company had $4.3 million outstanding on the loan.

New Accounting Pronouncements

Reference is made to Note 1 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2021. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of August 31, 2021:

($ amounts in millions)	Fiscal Year Maturity
	2022(1)	2023	2024	2025	2026	Thereafter	Total	Fair Value @ 08/31/2021
Debt Obligations
Lines of credit and current portion of long-term debt	$82.4	$7.1	$—	$—	$—	$—	$89.5	$89.5
Average interest rate	2.1%	2.4%	—	—	—	—
(1) Fiscal 2022 includes the remaining nine months of the current fiscal year ending May 31, 2022.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2021, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1*	Employment Agreement between Scholastic Corporation and Peter Warwick, effective August 1, 2021 (incorporated by reference to the Corporation's Form 8-K dated July 19, 2021).

10.2*	Employment Agreement between Scholastic Corporation and Rosamund M. Else-Mitchell, dated September 14, 2020 (executive officer as of June 1, 2021).

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2021 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED August 31, 2021
Exhibits Index

Exhibit Number	Description of Document
10.1*	Employment Agreement between Scholastic Corporation and Peter Warwick, effective August 1, 2021 (incorporated by reference to the Corporation's Form 8-K dated July 19, 2021).

10.2*	Employment Agreement between Scholastic Corporation and Rosamund M. Else-Mitchell, dated September 14, 2020 (executive officer as of June 1, 2021).

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2021 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: September 24, 2021	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: September 24, 2021	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)