Form 10-Q
period 2021-11-30
SCHOLASTIC CORP
filed 2021-12-17
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	November 30, 2021	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of November 30, 2021
Common Stock, $0.01 par value	32,900,484
Class A Stock, $0.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,		November 30,
	2021	2020	2021	2020
Revenues	$524.2	$406.2	$784.0	$621.4
Operating costs and expenses:
Cost of goods sold	238.0	189.7	371.3	304.7
Selling, general and administrative expenses	188.3	151.9	331.9	293.6
Depreciation and amortization	14.5	15.8	29.4	31.3
Total operating costs and expenses	440.8	357.4	732.6	629.6
Operating income (loss)	83.4	48.8	51.4	(8.2)
Interest income (expense), net	(0.5)	(1.2)	(1.8)	(2.4)
Other components of net periodic benefit (cost)	0.0	(0.0)	0.0	(0.2)
Gain (loss) on sale of assets and other	6.2	(0.0)	6.2	6.6
Earnings (loss) before income taxes	89.1	47.6	55.8	(4.2)
Provision (benefit) for income taxes	20.7	12.4	11.8	0.4
Net income (loss)	68.4	35.2	44.0	(4.6)
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.1	(0.1)	0.1
Net income (loss) attributable to Scholastic Corporation	$68.3	$35.1	$44.1	$(4.7)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$1.97	$1.02	$1.27	$(0.14)
Diluted	$1.91	$1.02	$1.24	$(0.14)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Six months ended
	November 30,		November 30,
	2021	2020	2021	2020
Net income (loss)	$68.4	$35.2	$44.0	$(4.6)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(4.4)	0.4	(10.2)	11.1
Pension and postretirement adjustments (net of tax)	0.5	5.4	0.6	5.5
Total other comprehensive income (loss), net	$(3.9)	$5.8	$(9.6)	$16.6
Comprehensive income (loss)	$64.5	$41.0	$34.4	$12.0
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.1	(0.1)	0.1
Comprehensive income (loss) attributable to Scholastic Corporation	$64.4	$40.9	$34.5	$11.9
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2021	May 31, 2021	November 30, 2020
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$300.7	$366.5	$356.6
Accounts receivable, net	370.5	256.1	304.7
Inventories, net	279.3	269.7	306.5
Income tax receivable	12.6	88.8	91.9
Prepaid expenses and other current assets	64.4	47.2	51.4
Total current assets	1,027.5	1,028.3	1,111.1
Noncurrent Assets:
Property, plant and equipment, net	535.8	556.9	567.6
Prepublication costs, net	60.6	65.7	68.1
Operating lease right-of-use assets, net	67.3	78.6	90.2
Royalty advances, net	52.1	43.8	43.5
Goodwill	125.7	126.3	125.6
Noncurrent deferred income taxes	25.3	25.4	19.8
Other assets and deferred charges	86.4	83.3	81.0
Total noncurrent assets	953.2	980.0	995.8
Total assets	$1,980.7	$2,008.3	$2,106.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$14.3	$182.9	$19.8
Accounts payable	180.5	138.0	165.5
Accrued royalties	63.6	45.5	60.1
Deferred revenue	192.3	99.1	150.7
Other accrued expenses	193.6	202.0	183.0
Accrued income taxes	4.6	3.0	3.1
Operating lease liabilities	22.8	25.0	24.4
Total current liabilities	671.7	695.5	606.6
Noncurrent Liabilities:
Long-term debt	—	7.3	175.0
Operating lease liabilities	55.4	67.4	71.6
Other noncurrent liabilities	43.6	55.8	65.8
Total noncurrent liabilities	99.0	130.5	312.4
Commitments and Contingencies (see Note 5)		—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.9, 32.7, and 32.6 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	625.1	626.5	624.3
Accumulated other comprehensive income (loss)	(44.3)	(34.7)	(41.7)
Retained earnings	950.1	916.4	933.1
Treasury stock, at cost: 10.0, 10.2 and 10.3 shares, respectively	(322.5)	(327.8)	(329.7)
Total stockholders’ equity of Scholastic Corporation	1,208.8	1,180.8	1,186.4
Noncontrolling interest	1.2	1.5	1.5
Total stockholders’ equity	1,210.0	1,182.3	1,187.9
Total liabilities and stockholders’ equity	$1,980.7	$2,008.3	$2,106.9
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2020	1.7	$0.0	32.5	$0.4	$622.4	$(58.3)	$948.0	$(333.3)	$1,179.2	$1.4	$1,180.6
Net Income (loss)	—	—	—	—	—	—	(39.8)	—	(39.8)	0.0	(39.8)
Foreign currency translation adjustment	—	—	—	—	—	10.7	—	—	10.7	—	10.7
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	0.6	—	—	—	0.6	—	0.6
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.2)	—	—	0.5	0.3	—	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Balance at August 31, 2020	1.7	$0.0	32.5	$0.4	$622.8	$(47.5)	$903.1	$(332.8)	$1,146.0	$1.4	$1,147.4
Net Income (loss)	—	—	—	—	—	—	35.1	—	35.1	0.1	35.2
Foreign currency translation adjustment	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Pension and post-retirement adjustments (net of tax of $1.8)	—	—	—	—	—	5.4	—	—	5.4	—	5.4
Stock-based compensation	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(1.5)	—	—	3.1	1.6	—	1.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Balance at November 30, 2020	1.7	$0.0	32.6	$0.4	$624.3	$(41.7)	$933.1	$(329.7)	$1,186.4	$1.5	$1,187.9
See accompanying notes

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2021	1.7	$0.0	32.7	$0.4	$626.5	$(34.7)	$916.4	$(327.8)	$1,180.8	$1.5	$1,182.3
Net Income (loss)	—	—	—	—	—	—	(24.2)	—	(24.2)	(0.2)	(24.4)
Foreign currency translation adjustment	—	—	—	—	—	(5.8)	—	—	(5.8)	—	(5.8)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5	—	0.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.9)	—	—	1.5	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at August 31, 2021	1.7	$0.0	32.8	$0.4	$627.6	$(40.4)	$887.0	$(326.3)	$1,148.3	$1.3	$1,149.6
Net Income (loss)	—	—	—	—	—	—	68.3	—	68.3	0.1	68.4
Foreign currency translation adjustment	—	—	—	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Pension and post-retirement adjustments (net of tax of $(0.1))	—	—	—	—	—	0.5	—	—	0.5	—	0.5
Stock-based compensation	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.5	—	—	—	2.5	—	2.5
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.2	—	(8.0)	—	—	8.0	—	—	—
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Other (noncontrolling interest)	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at November 30, 2021	1.7	$0.0	32.9	$0.4	$625.1	$(44.3)	$950.1	$(322.5)	$1,208.8	$1.2	$1,210.0
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30,	November 30,
	2021	2020
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$44.1	$(4.7)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	5.8	3.5
Provision for losses on inventory	9.0	6.4
Provision for losses on royalty advances	1.7	2.8
Amortization of prepublication costs	13.5	12.7
Depreciation and amortization	32.9	33.4
Amortization of pension and postretirement plans	(0.0)	(0.1)
Deferred income taxes	(0.5)	(0.6)
Stock-based compensation	4.5	3.7
Income from equity-method investments	(1.6)	(5.4)
(Gain) loss on sale of assets	(6.2)	(6.6)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(124.6)	(63.0)
Inventories	(23.0)	(36.6)
Prepaid expenses and other current assets	(17.9)	(7.9)
Income tax receivable	76.2	(1.8)
Royalty advances	(10.6)	(5.8)
Accounts payable	44.7	11.1
Accrued income taxes	1.8	1.5
Accrued royalties	19.1	21.4
Deferred revenue	94.0	33.0
Other, net	(21.3)	23.1
Net cash provided by (used in) operating activities	141.6	20.1

Cash flows - investing activities:
Prepublication expenditures	(8.7)	(10.2)
Additions to property, plant and equipment	(18.8)	(26.2)
Net proceeds from sale of assets	10.4	12.3
Other	(0.1)	—
Net cash provided by (used in) investing activities	(17.2)	(24.1)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	1.8	2.1
Repayments of lines of credit, credit agreement and revolving loan	(177.0)	(26.9)
Repayment of capital lease obligations	(1.1)	(1.2)
Reacquisition of common stock	(4.2)	—
Proceeds pursuant to stock-based compensation plans	3.0	—
Payment of dividends	(10.3)	(10.3)
Other	(0.1)	0.1
Net cash provided by (used in) financing activities	(187.9)	(36.2)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	3.0

Net increase (decrease) in cash and cash equivalents	(65.8)	(37.2)
Cash and cash equivalents at beginning of period	366.5	393.8
Cash and cash equivalents at end of period	$300.7	$356.6
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

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the first and fourth quarters. Trade sales can vary throughout the year due to varying release dates of published titles. Presently, there remain uncertainties concerning the timing of and any patterns which may emerge with respect to school instruction, whether in-school, remote or hybrid for the school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the third quarter of fiscal 2022.

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

Sale of Long-lived Assets

During the second quarter of fiscal 2022, the Company sold a facility, which included office and warehouse space, located in Lake Mary, Florida as part of an initiative to rightsize its real estate footprint to reduce occupancy costs. The long-lived assets, which consisted of land, building, building improvements, furniture and fixtures, were included in the Children's Book Publishing and Distribution segment. These assets had a carrying value of $4.2 and were classified as held for sale as of the third quarter of fiscal 2021. The net proceeds from the sale were $10.4 and the Company recognized a gain on sale of $6.2. This amount is included within Gain (loss) on sale of assets and other within the Company's Condensed Consolidated Statements of Operations.

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

Assets Held For Sale

During the third quarter of fiscal 2020, the Company committed to a plan to sell the UK distribution center located in Witney to consolidate the operations into a new facility in Warwickshire. These assets are included in the International segment. The long-lived assets which consist of building and building improvements are classified as held for sale. These assets are carried at the lower of carrying value or fair value less costs to sell and no additional depreciation is being recognized. As of November 30, 2021, the carrying amount was $2.1 which is included in Property, plant and equipment, net within the Company's Condensed Consolidated Balance Sheets. During the second quarter of fiscal 2022, the Company entered into a purchase and sale agreement for this facility and expects a gain on the sale to be recognized in the fourth quarter of fiscal 2022.

New Accounting Pronouncements

There were no new accounting pronouncements issued in the second quarter of fiscal 2022 which would impact the Company. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

Current Fiscal Year Adoptions:

ASU No. 2019-12
The Company adopted ASU No. 2019-12 as of the beginning of the first quarter of fiscal 2022 which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. As of the first quarter of fiscal 2022, the Company adopted the applicable amendments of the ASU using the modified retrospective basis for those amendments that are not applied on a prospective basis. The adoption of ASU No. 2019-12 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended		Six months ended
	November 30,		November 30,
	2021	2020	2021	2020
Book Clubs - U.S.	$51.9	$67.0	$58.7	$72.8
Book Fairs - U.S.	176.2	47.7	192.2	60.9
Trade - U.S.	109.4	116.4	189.5	182.2
Trade - International(1)	15.0	12.9	27.9	20.4
Total Children's Book Publishing and Distribution	$352.5	$244.0	$468.3	$336.3

Education Solutions - U.S.	$79.5	$67.5	$159.6	$121.1
Total Education Solutions	$79.5	$67.5	$159.6	$121.1

International - Major Markets(2)	$78.8	$73.1	$126.3	$123.1
International - Other Markets(3)	13.4	21.6	29.8	40.9
Total International	$92.2	$94.7	$156.1	$164.0
Total Revenues	$524.2	$406.2	$784.0	$621.4
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.

Estimated Returns

A liability for expected returns of $50.7, $45.2, and $54.5 is recorded within Other accrued expenses as of November 30, 2021, May 31, 2021, and November 30, 2020, respectively. In addition, a return asset of $5.0, $3.4, and $3.3 is recorded within Prepaid expenses and other current assets as of November 30, 2021, May 31, 2021, and November 30, 2020, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The Company recognized revenue which was included in the opening deferred revenue balance in the amount of $27.9 and $24.2 for the three months ended November 30, 2021 and November 30, 2020, respectively, and $43.2 and $41.1 for the six months ended November 30, 2021 and November 30, 2020, respectively.

Allowance for Credit Losses

The Company recognizes an allowance for credit losses on trade receivables that are expected to be incurred over the lifetime of the receivable. Reserves for estimated credit losses are established at the time of sale and are based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability, including specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience. The Company reviews new information as it becomes available and makes adjustments to the reserves accordingly. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

written off.

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheet:

Allowance for Credit Losses
Balance as of June 1, 2021	$21.4
Current period provision	1.6
Write-offs and other	(1.2)
Balance as of August 31, 2021	$21.8
Current period provision	4.2
Write-offs and other	(3.1)
Balance as of November 30, 2021	$22.9

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

The following table sets forth the Company's revenue and operating income (loss) by segment for the fiscal quarters ended November 30, 2021 and November 30, 2020:

	Three months ended		Six months ended
	November 30,		November 30,
	2021	2020	2021	2020
Revenues
Children's Book Publishing and Distribution	$352.5	$244.0	$468.3	$336.3
Education Solutions	79.5	67.5	159.6	121.1
International	92.2	94.7	156.1	164.0
Total	$524.2	$406.2	$784.0	$621.4

Operating income (loss)
Children's Book Publishing and Distribution	$85.2	$35.4	$63.5	$6.4
Education Solutions	15.6	10.3	22.9	7.9
International	8.7	17.9	7.0	22.7
Overhead (1)	(26.1)	(14.8)	(42.0)	(45.2)
Total	$83.4	$48.8	$51.4	$(8.2)
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	November 30, 2021	May 31, 2021	November 30, 2020
US Revolving Credit Agreement	$—	$175.0	$175.0
Unsecured lines of credit	7.5	7.9	8.4
UK Loan	6.8	7.3	11.4
Total debt	$14.3	$190.2	$194.8
Less lines of credit, short-term debt and current portion of long-term debt	(14.3)	(182.9)	(19.8)
Total long-term debt	$—	$7.3	$175.0

The Company's debt obligations as of November 30, 2021 have maturities of one year or less.

US Credit Agreement

On October 27, 2021, Scholastic Corporation (the “Corporation”) and its principal operating subsidiary, Scholastic Inc., entered into an amended and restated 5-year credit agreement with a syndicate of banks and Bank of America, N.A., as administrative agent (the “Credit Agreement”). The arrangement was accounted for as a debt modification. The revised terms of the amended Credit Agreement include the following:
•an increase in borrowing limits to $300.0 from $250.0, as amended on December 16, 2020;
•the elimination of the required securitization of the Company’s inventory and accounts receivable;
•an unlimited basket for permitted payments of dividends and other distributions in respect of capital stock so long as the Corporation’s pro forma Consolidated Net Leverage Ratio, as defined, is not in excess of 2.75:1;
•the elimination of a minimum liquidity covenant;
•the removal of an interest rate floor; and
•the extension of the maturity date to October 27, 2026.

The Credit Agreement provides for an unsecured revolving credit facility and allows the Company to borrow, repay or prepay and reborrow at any time prior to the October 27, 2026 maturity date. Under the Credit Agreement, interest on amounts borrowed thereunder is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Credit Agreement is dependent upon the Borrower’s election of a rate that is either:

•a Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.50% or (iii) the Eurodollar Rate plus 1.00% plus, in each case, an applicable margin ranging from 0.35% to 0.75%, as determined by the Company’s prevailing Consolidated Leverage Ratio (as defined in the Credit Agreement);
- or -
•a Eurodollar Rate equal to the London interbank offered rate (LIBOR), plus an applicable margin ranging from 1.35% to 1.75%, as determined by the Company’s prevailing Consolidated Leverage Ratio.

As of November 30, 2021, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on Eurodollar Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% per annum to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of November 30, 2021, the commitment fee rate was 0.20%.

A portion of the revolving credit facility, up to a maximum of $50.0, is available for the issuance of letters of credit. In addition, a portion of the revolving credit facility, up to a maximum of $15.0, is available for swingline loans. The Credit Agreement has an accordion feature which permits the Company, provided certain conditions are satisfied, to increase the facility by up to an additional $150.0.
As of November 30, 2021, the Company had no outstanding borrowings under the Credit Agreement. During the first and second quarters of fiscal 2022, the Company paid down $100.0 and $75.0, respectively, of the remaining borrowings as of the beginning of the fiscal year.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Corporation or its business. The Company was in compliance with required covenants for all periods presented.

At November 30, 2021, the Company had open standby letters of credit totaling $4.3 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.9 under the domestic credit lines discussed below.

UK Loan Agreements

On January 24, 2020, Scholastic Limited UK entered into a term loan facility to fund the construction of the new UK facility in Warwickshire. As of November 30, 2021, the borrowing limit was £3.2. The loan had an original maturity date of July 31, 2021, which was extended to July 31, 2022 in May 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest was charged at 1.77% per annum over the Base Rate until July 31, 2021 and 2.25% per annum over the Base Rate thereafter. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of November 30, 2021, the Company had $4.2 outstanding on the loan and no remaining available credit under this facility.

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan had an original maturity date of July 31, 2021, which was extended to July 31, 2022 in May 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest was charged at 1.77% per annum over the Base Rate until July 31, 2021 and 2.25% per annum over the Base Rate thereafter. The Base Rate is currently equal to 0.10% per annum and is subject to change. As of November 30, 2021, the Company had $2.6 outstanding on the loan.

Lines of Credit

As of November 30, 2021, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of November 30, 2021, May 31, 2021 and November 30, 2020. As of November 30, 2021, availability under these unsecured money market bid rate credit lines totaled $6.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2021, the Company had various local currency international credit lines totaling $34.2 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $7.5 at November 30, 2021 at a weighted average interest rate of 4.7%, $7.9 at May 31, 2021 at a weighted average interest rate of 4.7%, and $8.4 at November 30, 2020 at a weighted average interest rate of 4.4%. As of November 30, 2021, the amounts available under these facilities totaled $26.7. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

5. COMMITMENTS AND CONTINGENCIES

COVID-19
The COVID-19 pandemic and actions taken, or which may be taken in the future following any changes in restrictions based on the future course of the pandemic, by governments, businesses and individuals to limit the spread of the virus may continue to have an adverse effect on the Company’s results of operations and financial condition.

The Company is not currently aware of any loss contingencies related to the foregoing that would require recognition in the second quarter of fiscal 2022.

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

On July 20, 2021, the Company, along with its co-defendants in a certain legal proceeding, executed a settlement agreement regarding certain licenses and trademarks related to intellectual property used in formerly owned products, which were included in the sale of the educational technology and services business that occurred in fiscal 2015. Without admitting to the allegations raised, the agreement required the Company to pay $20.0 in a one-time cash payment to avoid the uncertainties of trial and the additional costs of preparing for and presenting an on-going legal defense in this matter. The Company recognized an accrual for the settlement amount in fiscal 2021 as the events that gave rise to the litigation had taken place prior to May 31, 2021. The settlement was paid in September 2021. The Company received $6.6 in recoveries from its insurance programs during the first quarter of fiscal 2022, which was recognized as an offset to the legal settlement and reflected in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations. While the Company expects to receive additional recoveries from its insurance programs, it is premature to determine with any level of probability or accuracy the amount of those recoveries at this time.

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2021	2020	2021	2020
Net income (loss) attributable to Class A and Common Stockholders	$68.0	$35.1	$43.9	$(4.7)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.6	34.3	34.6	34.3
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions) *	1.0	0.1	0.9	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.6	34.4	35.5	34.3
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$1.97	$1.02	$1.27	$(0.14)
Diluted	$1.91	$1.02	$1.24	$(0.14)
* The Company experienced a net loss for the six month period ended November 30, 2020 and therefore did not report any dilutive share impact.

Net income (loss) attributable to Class A and Common Stockholders excludes earnings of $0.3 and less than $0.1 for the three month periods ended November 30, 2021 and November 30, 2020, respectively, and $0.2 for the six month period ended November 30, 2021, for earnings attributable to participating restricted stock units. The Company experienced a loss for the six month period ended November 30, 2020 and therefore did not allocate any loss to certain participating restricted stock units.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2021	November 30, 2020
Options outstanding pursuant to stock-based compensation plans (in millions)	4.9	5.2

There were 1.7 million of potentially anti-dilutive shares pursuant to stock-based compensation plans as of November 30, 2021.

A portion of the Company’s Restricted Stock Units ("RSUs"), which are granted to employees, participate in earnings through cumulative dividends. These dividends are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

As of November 30, 2021, $63.1 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 11, Treasury Stock, for a more complete description of the Company’s share buy-back program.

7. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

	November 30, 2021	May 31, 2021	November 30, 2020
Gross beginning balance	$165.9	$164.5	$164.5
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$126.3	$124.9	$124.9
Foreign currency translation	(0.6)	1.4	0.7
Ending balance	$125.7	$126.3	$125.6

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	November 30, 2021	May 31, 2021	November 30, 2020
Beginning balance - Other intangibles subject to amortization	$8.4	$10.5	$10.5
Adjustments	—	(0.5)	—
Amortization expense	(1.0)	(2.2)	(1.2)
Foreign currency translation	(0.3)	0.6	0.4
Total other intangibles subject to amortization, net of accumulated amortization of $33.3, $32.3 and $31.3, respectively	$7.1	$8.4	$9.7
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$9.2	$10.5	$11.8

There were no additions to intangible assets within the six months ended November 30, 2021 and November 30, 2020.

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames and other agreements.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 4.7 years.

There were no impairment charges related to Intangible assets in any of the periods presented.

8. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2021	May 31, 2021	November 30, 2020	Segment
Equity method investments	$33.7	$34.3	$32.5	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$39.7	$40.3	$38.5

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

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $0.5 and $4.6 for the three months ended November 30, 2021 and November 30, 2020, respectively, and $1.6 and $5.4 for the six months ended November 30, 2021 and November 30, 2020, respectively.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	November 30,		November 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Interest cost	$0.3	$0.1	$0.0	$0.1
Expected return on assets	(0.3)	(0.2)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.2)	(0.2)
Amortization of net actuarial (gain) loss	0.2	0.2	—	0.0
Total	$0.2	$0.1	$(0.2)	$(0.1)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	UK Pension Plan		US Postretirement Benefits
	Six months ended		Six months ended
	November 30,		November 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Interest cost	$0.5	$0.3	$0.1	$0.2
Expected return on assets	(0.6)	(0.4)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.4)	(0.2)
Amortization of net actuarial (gain) loss	0.4	0.3	—	0.0
Total	$0.3	$0.2	$(0.3)	$0.0

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the six months ended November 30, 2021, the Company contributed $0.8 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.6 to the UK Pension Plan for the fiscal year ending May 31, 2022.

10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2021	2020	2021	2020
Stock option expense	$1.8	$2.5	$2.5	$2.8
Restricted stock unit expense	0.9	0.5	1.6	0.7
Management stock purchase plan	0.3	0.0	0.3	0.0
Employee stock purchase plan	0.0	0.0	0.1	0.1
Total stock-based compensation expense	$3.0	$3.0	$4.5	$3.6

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2021	2020	2021	2020
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.2	0.1	0.3	0.1

In September 2021, the Class A Stockholders approved the 2021 Stock Incentive Plan (the "2021 Plan") which provides for the issuance of certain equity awards, including non-qualified stock options, time-vested restricted stock units, performance-based restricted stock units, incentive stock options and other equity awards. There are 2,500,000 shares available for issuance pursuant to awards granted under the 2021 Plan. No further awards can be granted under the 2011 Stock Incentive Plan.

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The table below represents the Board authorizations at the dates indicated:

Authorizations	Amount
March 2018	$50.0
March 2020	50.0
Total current Board authorizations at June 1, 2021	$100.0
Less repurchases made under these authorizations	$(36.9)
Remaining Board authorization at November 30, 2021	$63.1

Remaining Board authorization at November 30, 2021 represents the amount remaining under the Board authorization for Common share repurchases on March 21, 2018 and the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

Repurchases of the Company's Common Stock were $4.2 during the three and six months ended November 30, 2021. The Company's repurchase program may be suspended at any time without prior notice.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended November 30, 2021
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2021	$(35.9)	$(4.5)	$(40.4)
Other comprehensive income (loss) before reclassifications	(4.4)	0.5	(3.9)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service (credit) cost (net of tax of $0.0)	—	(0.2)	(0.2)
Other comprehensive income (loss)	(4.4)	0.5	(3.9)
Ending balance at November 30, 2021	$(40.3)	$(4.0)	$(44.3)

	Three months ended November 30, 2020
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2020	$(39.3)	$(8.2)	$(47.5)
Other comprehensive income (loss) before reclassifications	0.4	5.3	5.7
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service credit (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	0.4	5.4	5.8
Ending balance at November 30, 2020	$(38.9)	$(2.8)	$(41.7)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Six months ended November 30, 2021
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2021	$(30.1)	$(4.6)	$(34.7)
Other comprehensive income (loss) before reclassifications	(10.2)	0.5	(9.7)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)		0.4	0.4
Amortization of prior service (credit) cost (net of tax of $0.1)		(0.3)	(0.3)
Other comprehensive income (loss)	(10.2)	0.6	(9.6)
Ending balance at November 30, 2021	$(40.3)	(4.0)	(44.3)

	Six months ended November 30, 2020
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2020	$(50.0)	$(8.3)	$(58.3)
Other comprehensive income (loss) before reclassifications	11.1	5.3	16.4
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service credit (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	11.1	5.5	16.6
Ending balance at November 30, 2020	$(38.9)	$(2.8)	$(41.7)
The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Six months ended		Condensed Consolidated Statements of Operations line item
	November 30,	November 30,	November 30,	November 30,
	2021	2020	2021	2020
Employee benefit plans:
Amortization of net actuarial (gain) loss	$0.2	$0.2	$0.4	$0.3	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.2)	(0.2)	(0.4)	(0.2)	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	0.1	0.1	0.1	Provision (benefit) for income taxes
Total cost, net of tax	$0.0	$0.1	$0.1	$0.2

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company filed its Federal income tax return and benefited from the provisions in the CARES Act to carry back net operating losses generated in the U.S. to previous periods which were taxed at the higher 35% federal corporate tax rate. The Company also took advantage of the provisions related to the Employee Retention Credit, which was created by the CARES Act to encourage entities to keep employees on their payroll despite experiencing economic hardship due to the COVID-19 pandemic. The Company has deferred employer-side social security payments resulting in a future liability. As of November 30, 2021 the Company has a current liability of $3.2 and a non-current liability of $3.8. In fiscal 2021, the Company applied for employee retention credits in the U.S. and the related receivable was $11.9 as of November 30, 2021. During the first quarter of fiscal 2022, the Company received a federal tax refund of $63.1 primarily related to the carry back of net operating losses generated in the U.S.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Company's interim effective tax rate, inclusive of discrete items, for the three and six months period ended November 30, 2021 was 23.2% and 21.1%, respectively, compared to 26.1% and 9.5%, respectively, for the prior fiscal year period. The interim effective tax rate for the six months ended November 30, 2021 varies from the statutory rate primarily due to the release of an uncertain tax position in the current fiscal quarter related to an effective settlement recognized as part of ongoing audit, offset by the state income effective tax rate.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The IRS is currently examining the US income tax returns for the fiscal 2015 through fiscal 2020 tax years. As of November 30, 2021, there is approximately $20.0 in receivables from the IRS related to the years under audit included in Income tax receivable in the Company’s Condensed Consolidated Balance Sheet.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of November 30, 2021 and November 30, 2020 were $27.3 and $29.2, respectively. A net unrealized gain of $0.6 and a net unrealized loss of $1.1 were recognized for the six months ended November 30, 2021 and November 30, 2020, respectively.

16. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	November 30, 2021	May 31, 2021	November 30, 2020
Accrued payroll, payroll taxes and benefits	$35.1	$32.4	$38.6
Accrued bonus and commissions	15.7	23.0	10.6
Returns liability	50.7	45.2	54.5
Accrued other taxes	36.1	31.4	24.5
Accrued advertising and promotions	15.5	12.6	12.7
Other accrued expenses	40.5	57.4	42.1
Total accrued expenses	$193.6	$202.0	$183.0

17. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2022. The dividend is payable on March 15, 2022 to shareholders of record as of the close of business on January 31, 2022.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the second quarter ended November 30, 2021 were $524.2 million, compared to $406.2 million in the prior fiscal year quarter, an increase of $118.0 million. The Company reported net earnings per diluted share of Class A and Common Stock of $1.91 in the second quarter of fiscal 2022, compared to $1.02 in the prior fiscal year quarter.

During the second quarter ended November 30, 2021, increased revenues were primarily driven by the U.S. book fairs and education channels. With schools back in session, the demand for in-person book fairs returned and customer engagement improved, resulting in increased fair count and revenue per fair. Comprehensive instruction offerings, including PreK On My WayTM, and professional learning services continued to drive revenue in the quarter; however, the primary driver of the revenue increase in the education channel was revenues from the Company’s new Rising Voices Library® offering which meets the increasing demand for culturally responsive content and instruction. Also during the quarter, the live-action movie adaptation of Clifford the Big Red Dog® from Paramount was released as was Cat Kid Comic Club®: Perspectives, the second title in the bestselling series by Dav Pilkey, and J.K. Rowling’s The Christmas Pig. However, revenues in trade publishing were lower than the prior fiscal year quarter due to the successful introduction of J.K. Rowling’s The Ickabog and Harry Potter® illustrated editions in the prior period. Internationally, Canada performed well with higher revenues in all channels; however, Australia and New Zealand experienced additional lockdowns during their school year resulting in lower revenues and the Asia markets continued to be impacted by COVID-related shutdowns and recently adopted restrictive regulations in China. Operating income improved $34.6 million over the prior fiscal year quarter as a result of the higher sales volume as the Company recovers from the pandemic. The Company experienced and will continue to experience higher inflationary pressures in printing, paper, transportation and labor costs, which partially offset the increases in revenues.

The Company expects the U.S. book fairs business to continue its momentum into the spring season. The Company is carefully monitoring the impact any COVID variant may have on the school market’s ability to host in-person fairs and remains optimistic that wide-scale school closures are unlikely. In its U.S. book clubs, the Company will focus on clearing a backlog in orders that resulted from the industry-wide labor shortages and a separate systems issue impacting order flow, and will re-engage sponsors at the start of the new calendar year. The Education Solutions segment is well-positioned to take advantage of new literacy opportunities in K-12 that may arise from the federal stimulus funds education landscape. In addition, the Company has successfully been awarded the contract for the New Worlds Reading Initiative throughout the state of Florida, a five-year agreement with the University of Florida's Lastinger Center for Learning that will begin shipping in December. Internationally, the Company is optimistic that schools in Australia and New Zealand will experience fewer COVID-related interruptions after they return from summer break in January 2022. Throughout the remainder of the fiscal year, the Company's financial results will reflect the increasing impact of rising cost pressures in paper, printing, and freight as current period inventory, with an associated higher cost of product, is sold. Similarly, the Company expects higher labor costs due to continuing inflationary pressures and on-going labor shortages, especially in its warehouse and distribution operations. The Company’s management is taking actions, when available, to mitigate these rising costs and continues to identify further opportunities for incremental cost savings through process improvements and automation, proactive resource allocation, diversifying its vendor base and pricing and product rationalization.

Results of Operations

Consolidated

Revenues for the quarter ended November 30, 2021 increased to $524.2 million, compared to $406.2 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues increased by $108.5 million, primarily driven by higher book fairs channel revenues resulting from increased fair count and higher revenue per fair due to increased demand and improved customer engagement as schools re-opened for the fall season. The revenue increase was partially offset by lower trade channel revenues due to the successful introduction of J.K. Rowling’s The Ickabog and Harry Potter illustrated editions in the prior fiscal year quarter, as well as lower book clubs channel revenues due to the current shipping backlog. In the Education Solutions segment, revenues increased by $12.0 million, primarily driven by revenues from the Company’s new Rising Voices Library offering which meets the increasing demand for culturally responsive content and instruction, coupled with higher sales of instructional products and programs and professional learning services, as well as increased circulation revenue from the Magazines+ business. In local currency, the International segment revenues decreased by $5.3 million, primarily driven by lower sales in Asia as the local markets continued to be impacted by COVID-related shutdowns and the recently adopted restrictive regulations in China. Revenues also

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
decreased in Australia and New Zealand, primarily in the school-based channels, due to additional lockdowns imposed by the COVID variant, partially offset by higher sales in Canada across all channels. International segment revenues were impacted by favorable foreign exchange of $2.8 million in the quarter ended November 30, 2021.

Revenues for the six months ended November 30, 2021 increased to $784.0 million, compared to $621.4 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues increased by $132.0 million primarily driven by higher book fairs channel revenues, particularly in the second quarter, resulting from increased fair count and higher revenue per fair due to increased demand and improved customer engagement as schools re-opened for the fall season. Additionally, trade channel revenues were higher, primarily due to increased sales of backlist titles from best-selling series, including Harry Potter and Dog Man®, and new releases of frontlist titles including J.K. Rowling’s The Christmas Pig and Dav Pilkey's Cat Kid Comic Club®: Perspectives, partially offset by lower revenues in the book clubs channel due to the shipping backlog. In the Education Solutions segment, revenues increased by $38.5 million primarily driven by higher sales of instructional products and programs, including the early childhood curriculum program PreK On My Way, and professional learning services, coupled with revenues from the Company’s new Rising Voices Library® offering which meets the increasing demand for culturally responsive content and instruction. In addition, revenues increased as a result of higher circulation revenue from the Magazines+ business and higher sales of digital products, including Scholastic Literacy Pro® and Scholastic F.I.R.S.T.®. In local currency, the International segment revenues decreased by $14.3 million primarily driven by lower sales in Asia as the local markets continued to be impacted by COVID-related shutdowns and the restrictive regulations in China. Revenues also decreased in Australia and New Zealand in the school-based channels due to additional lockdowns imposed by the COVID variant, partially offset by higher sales in Canada across all channels. International segment revenues were impacted by favorable foreign exchange of $6.4 million in the six months ended November 30, 2021.

Components of Cost of goods sold for the three and six months ended November 30, 2021 and November 30, 2020 are as follows:

	Three months ended				Six months ended
	November 30,		November 30,		November 30,		November 30,
	2021		2020		2021		2020
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$136.5	26.0%	$104.5	25.8%	$212.8	27.1%	$165.6	26.6%
Royalty costs	45.0	8.6%	40.3	9.9%	72.8	9.3%	63.7	10.3%
Prepublication amortization	6.9	1.3%	6.6	1.6%	13.8	1.8%	13.1	2.1%
Postage, freight, shipping, fulfillment and other	49.6	9.5%	38.3	9.4%	71.9	9.2%	62.3	10.0%
Total	$238.0	45.4%	$189.7	46.7%	$371.3	47.4%	$304.7	49.0%

Cost of goods sold for the quarter ended November 30, 2021 was $238.0 million, or 45.4% of revenues, compared to $189.7 million, or 46.7% of revenues, in the prior fiscal year quarter. Cost of goods sold was impacted by inflationary pressures including higher costs due to shortages in labor and transportation and supply chain issues impacting paper and printing costs. The Company expects inflationary pressures to continue to negatively impact costs during fiscal 2022 and Cost of goods sold will reflect the higher costs as current period inventory is sold using the first-in, first-out method. The increased costs due to inflationary pressures were more than offset by lower royalty costs due to the substantial increase in book fairs channel revenues which have a higher mix of non-royalty bearing titles. In addition, the quarter benefited from higher revenue per unit shipped primarily in the education channel.

Cost of goods sold for the six months ended November 30, 2021 was $371.3 million, or 47.4% of revenues, compared to $304.7 million, or 49.0% of revenues, in the prior fiscal year period. Cost of goods sold was impacted by inflationary pressures including higher costs due to shortages in labor and transportation and supply chain issues impacting paper and printing costs. The Company expects inflationary pressures to continue to negatively impact costs during fiscal 2022 and Cost of goods sold will reflect the higher costs as current period inventory is sold using the first-in, first-out method. The increased costs due to inflationary pressures were more than offset by lower royalty costs due to the substantial increase in book fairs channel

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
revenues which have a higher mix of non-royalty bearing titles. In addition, the current fiscal year quarter benefited from higher revenue per unit shipped primarily in the education channel.

Selling, general and administrative expenses for the quarter ended November 30, 2021 increased to $188.3 million, compared to $151.9 million in the prior fiscal year quarter. The $36.4 million increase was primarily attributable to higher employee-related costs as a result of higher headcount in the book fairs warehouses in order to scale the business to meet the increased demand, coupled with inflationary pressures and higher labor costs across the Company. In the prior fiscal year quarter, the Company also incurred lower costs from the temporary closure of book fair distribution facilities which did not reoccur in the quarter. In addition, the Company recognized lower subsidies from COVID-related governmental retention programs, which decreased by $4.2 million to $0.5 million as compared to $4.7 million in the prior fiscal year quarter, as well as lower equity investment income. This increase was partially offset by lower severance expense related to restructuring programs, which decreased by $4.4 million to $0.8 million compared to $5.2 million in the prior fiscal year quarter.

Selling, general and administrative expenses for the six months ended November 30, 2021 increased to $331.9 million, compared to $293.6 million in the prior fiscal year period. The $38.3 million increase was primarily attributable to higher employee related costs as a result of higher headcount in the book fairs warehouses in order to scale the business to meet the increased demand, coupled with inflationary pressures and higher labor costs across the Company. In the prior fiscal year period, the Company also incurred lower costs from the temporary closure of book fair distribution facilities and employee furlough and reduced work week programs in the first fiscal quarter, which did not reoccur in the current fiscal year. The Company also recognized lower subsidies from COVID-related governmental retention programs, which decreased by $8.4 million to $1.7 million as compared to $10.1 million in the prior fiscal year period, as well as lower equity investment income. Partially offsetting the foregoing, the Company received $6.6 million of insurance recoveries in the period ended November 30, 2021 related to an intellectual property legal settlement accrued in fiscal 2021 and recognized lower severance expense, which included charges of $3.2 million and $17.2 million for the six months ended November 30, 2021 and November 30, 2020, respectively, related to cost-reduction and restructuring programs.

Depreciation and amortization expenses in the three and six months ended November 30, 2021 were $14.5 million and $29.4 million, respectively, compared to $15.8 million and $31.3 million, respectively in the prior fiscal year period. The decrease in depreciation and amortization expenses in the three and six months ended was primarily attributable to lower capital spending and a shift towards spending in cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses.

Net interest expense in the quarter ended November 30, 2021 was $0.5 million compared to $1.2 million in the prior fiscal year quarter. Net interest expense in the six months ended November 30, 2021 was $1.8 million compared to $2.4 million in the prior fiscal year period. The decrease in net interest expense was due to the lower average debt borrowings as compared to the prior fiscal year period. The Company made a repayment of $100.0 million during the first fiscal year quarter and $75.0 million during the second fiscal year quarter, resulting in no outstanding borrowings under the U.S. credit agreement as of November 30, 2021.

Gain (loss) on sale of assets and other in the quarter ended November 30, 2021 was $6.2 million. The Company sold the facility, which included office and warehouse space, located in Lake Mary, Florida, as part of an initiative to rightsize its real estate footprint to reduce occupancy costs, which resulted in a gain on sale.

Gain (loss) on sale of assets and other in the six months ended November 30, 2021 was $6.2 million compared to $6.6 million in the prior fiscal year period. As indicated above, the Company sold the Lake Mary facility in the period ended November 30, 2021 and the Company-owned facility located in Danbury, Connecticut was sold in the prior fiscal year period, both of which resulted in a gain on sale.

The Company’s effective tax rate for the quarter ended November 30, 2021 was 23.2%, compared to 26.1% in the prior fiscal year quarter. The Company's effective tax rate for the six months ended November 30, 2021 was 21.1% compared to 9.5% in the prior fiscal year period. The increase in the interim effective tax rate for the six months period ended November 30, 2021 was impacted by higher anticipated profitability domestically and internationally in fiscal 2022, as compared to losses and a GILTI inclusion in the prior fiscal year period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Net income attributable to Scholastic Corporation for the quarter ended November 30, 2021 increased by $33.2 million to $68.3 million, compared to $35.1 million in the prior fiscal year quarter. Earnings per basic and diluted share of Class A and Common Stock was $1.97 and $1.91, respectively, for the fiscal quarter ended November 30, 2021, compared to earnings per basic and diluted share of Class A and Common Stock of $1.02 and $1.02, respectively, in the prior fiscal year quarter.

Net income attributable to Scholastic Corporation for the six months ended November 30, 2021 increased by $48.8 million to $44.1 million, compared to a net loss of $4.7 million in the prior fiscal year period. Earnings per basic and diluted share of Class A and Common Stock was $1.27 and $1.24, respectively, for the six months ended November 30, 2021, compared to loss per basic and diluted share of Class A and Common Stock of $0.14 and $0.14, respectively, in the prior fiscal year period.

Net income attributable to noncontrolling interest for the quarter ended November 30, 2021 was $0.1 million compared to $0.1 million in the prior fiscal year quarter. Net loss attributable to noncontrolling interest for the six months ended November 30, 2021 was $0.1 million compared to net income attributable to noncontrolling interest of $0.1 million in the prior fiscal year period.

Children’s Book Publishing and Distribution

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Revenues	$352.5	$244.0	$108.5	44.5%	$468.3	$336.3	$132.0	39.3%
Cost of goods sold	156.8	121.6	35.2	28.9%	222.9	177.7	45.2	25.4%
Other operating expenses (1)	110.5	87.0	23.5	27.0%	181.9	152.2	29.7	19.5%
Operating income (loss)	$85.2	$35.4	$49.8	140.7%	$63.5	$6.4	$57.1	NM
Operating margin	24.2%	14.5%			13.6%	1.9%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended November 30, 2021 increased by $108.5 million to $352.5 million, compared to $244.0 million in the prior fiscal year quarter. The increase in segment revenues was primarily driven by higher book fairs channel revenues of $128.5 million resulting from increased fair count and higher revenue per fair due to increased demand and improved customer engagement as schools re-opened for the fall season. Increased book fairs channel revenues were partially offset by lower trade channel revenues of $4.9 million and lower book clubs channel revenues of $15.1 million. In the trade channel, current quarter releases included J.K. Rowling’s The Christmas Pig, Dav Pilkey's Cat Kid Comic Club®: Perspectives and Our Table by Peter Reynolds. However, the prior fiscal year quarter benefited from the release of The Ickabog and increased demand for Harry Potter: The Illustrated Collection, which drove revenues higher compared to the quarter ended November 30, 2021. This was partially offset by increased sales within the Make Believe IdeasTM business, resulting from the launch of the plush product line, Sensory SnuggablesTM, as well as higher specialty book sales from the improvement in the U.S. school-based channels. In the book clubs channel, industry-wide labor shortages and a discrete systems issue in the Company's fulfillment operations caused a backlog in shipments which led to lower revenues in the quarter, despite increased demand for book clubs products.

Revenues for the six months ended November 30, 2021 increased by $132.0 million to $468.3 million, compared to $336.3 million in the prior fiscal year period. The increase in segment revenues was primarily driven by higher book fairs channel revenues of $131.3 million resulting from increased fair count and higher revenue per fair due to increased demand and improved customer engagement, particularly in the second quarter, as schools re-opened for the fall season. Trade channel revenues increased $14.8 million primarily due to increased sales of backlist titles and box sets from best-selling series, including Dog Man and Harry Potter. New releases in the period ended November 30, 2021 included J.K. Rowling’s The Christmas Pig, Dav Pilkey's Cat Kid Comic Club®: Perspectives, and Brian Selznick’s Kaleidoscope, as well as new releases from the Company's best-selling series, including The Baby-sitters Club® GraphixTM, Baby-sitters Little Sisters® GraphixTM, Five Nights at Freddy’sTM, The Bad GuysTM and I Survived. In addition, sales increased for specialty products within the Company's Klutz division, as well as the Make Believe IdeasTM business, which benefited from the launch of the plush product line, Sensory SnuggablesTM, and the improvement of the U.S. school-based channels in the second quarter. The revenue increase was partially offset by lower book clubs channel revenues of $14.1 million due to industry-wide

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
labor shortages and a discrete systems issue in the Company's fulfillment operations which caused a backlog in shipments which led to lower revenues in the period, despite increased demand for book clubs products.

Cost of goods sold for the quarter ended November 30, 2021 was $156.8 million, or 44.5% of revenues, compared to $121.6 million, or 49.8% of revenues, in the prior fiscal year quarter. Cost of good sold for the six months ended November 30, 2021 was $222.9 million, or 47.6% of revenues, compared to $177.7 million, or 52.8% of revenues, in the prior fiscal year period. The decrease in Cost of Goods sold as a percentage of revenue for the three and six months ended November 30, 2021 was primarily driven by the benefit of higher revenue on fixed cost components partially offset by the increasing inflationary pressures on costs. In addition, royalty costs were lower due to increased book fairs channel revenues which have a higher mix of non-royalty bearing titles.

Other operating expenses for the quarter ended November 30, 2021 increased to $110.5 million, compared to $87.0 million in the prior fiscal year quarter. The $23.5 million increase was primarily attributable to higher employee-related costs, largely in the book fairs channel, as the Company increased headcount at the warehouses in order to scale the business to meet the increased demand, coupled with higher costs due to labor shortages and increased inflationary pressures. In addition, in the prior fiscal year quarter, the Company incurred lower costs from the temporary closure of book fair distribution facilities which did not reoccur in the quarter ended November 30, 2021.

Other operating expenses for the six months ended November 30, 2021 increased to $181.9 million, compared to $152.2 million in the prior fiscal year period. The $29.7 million increase was primarily attributable to higher employee-related costs as the prior fiscal year period benefited from the employee furlough and reduced work week programs in the first quarter of the period, and the Company incurred lower costs from the temporary closure of book fair distribution facilities, none of which reoccurred in the period ended November 30, 2021. In addition, the Company incurred higher labor costs due to increased headcount at the warehouses in order to scale the business to meet the increased demand, coupled with higher costs due to labor shortages and increased inflationary pressures.

Segment operating income for the quarter ended November 30, 2021 was $85.2 million, compared to $35.4 million in the prior fiscal year quarter. The $49.8 million improvement was primarily driven by the increased revenues in the book fairs channel as schools re-opened for the fall season. The prior year's cost saving initiatives were partially offset by inflationary pressures on labor, freight, paper and printing, which resulted in increased costs. The Company expects inflationary pressures to continue to negatively impact costs.

Segment operating income for the six months ended November 30, 2021 was $63.5 million, compared to $6.4 million in the prior fiscal year period. The $57.1 million improvement was primarily driven by the increased revenues in the book fairs channel as schools re-opened for the fall season, coupled with increased trade channel revenues. The prior year's cost saving initiatives were partially offset by inflationary pressures on labor, freight, paper and printing, which resulted in increased costs. The Company expects inflationary pressures to continue to negatively impact costs.

Education Solutions

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Revenues	$79.5	$67.5	$12.0	17.8%	$159.6	$121.1	$38.5	31.8%
Cost of goods sold	27.5	21.5	6.0	27.9%	60.3	44.3	16.0	36.1%
Other operating expenses (1)	36.4	35.7	0.7	2.0%	76.4	68.9	7.5	10.9%
Operating income (loss)	$15.6	$10.3	$5.3	51.5%	$22.9	$7.9	$15.0	189.9%
Operating margin	19.6%	15.3%			14.3%	6.5%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2021 increased to $79.5 million, compared to $67.5 million in the prior fiscal year quarter, resulting in an increase of $12.0 million. The increase in segment revenues was primarily driven by revenues from the Company’s new Rising Voices Library offering which meets the increasing demand for culturally responsive content and instruction. In addition, increased revenues were driven by higher sales of instructional products and programs, including the recently launched early childhood curriculum program PreK

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
On My Way, and professional learning services, as well as increased circulation revenue from the Magazines+ business. The revenue increase was partially offset by lower revenues from the Company's teaching resources business, which benefited in the prior fiscal year quarter as parents used these products to supplement remote and hybrid learning resulting from COVID-19.

Revenues for the six months ended November 30, 2021 increased to $159.6 million, compared to $121.1 million in the prior fiscal year period, resulting in an increase of $38.5 million. The increase in segment revenues was primarily driven by higher sales of instructional products and programs, including the recently launched early childhood curriculum program PreK On My Way, the Company's summer learning product offerings and Scholastic Bookroom, as well as professional learning services and revenues from the Company’s new Rising Voices Library offering. In addition, revenues increased as a result of higher circulation revenue from the Magazines+ business and higher sales of digital products including Scholastic Literacy Pro® and Scholastic F.I.R.S.T.®. The revenue increase was partially offset by lower revenues from the Company's teaching resources business, which benefited in the prior fiscal year period as parents used these products to supplement remote and hybrid learning resulting from COVID-19.

Cost of goods sold for the quarter ended November 30, 2021 was $27.5 million, or 34.6% of revenues, compared to $21.5 million, or 31.9% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to higher royalty costs due to the mix of royalty bearing products sold in the quarter, coupled with increased costs due to inflationary pressures, partially offset by the benefit from higher revenue per unit shipped.

Cost of goods sold for the six months ended November 30, 2021 was $60.3 million, or 37.8% of revenues, compared to $44.3 million, or 36.6% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to higher royalty costs associated with Scholastic Literacy Pro digital products and the Company's summer learning product offerings, coupled with increased costs due to inflationary pressures, partially offset by the benefit from higher revenue per unit shipped.

Other operating expenses for the quarter ended November 30, 2021 were $36.4 million, compared to $35.7 million in the prior fiscal year quarter. The increase in Other operating expenses was primarily related to higher employee-related costs due to inflationary pressures on labor costs.

Other operating expenses for the six months ended November 30, 2021 increased to $76.4 million, compared to $68.9 million in the prior fiscal year period. The increase in Other operating expenses was primarily related to higher employee-related costs as the prior fiscal year period benefited from employee furlough and reduced work week programs in the first quarter of that period that did not reoccur in the period ended November 30, 2021, in addition to inflationary pressures on labor costs.

Segment operating income for the quarter ended November 30, 2021 was $15.6 million, compared to $10.3 million in the prior fiscal year quarter. The $5.3 million improvement was primarily driven by higher revenues as a result of revenues from the Company’s new Rising Voices Library offering, coupled with higher sales of instructional products and programs and professional learning services, as well as increased circulation revenue from the Magazines+ business. The Company expects inflationary pressures on labor, freight, paper and printing to continue to negatively impact costs.

Segment operating income for the six months ended November 30, 2021 was $22.9 million, compared to $7.9 million in the prior fiscal year period. The $15.0 million improvement was primarily driven by higher revenues as a result of increased sales of instructional products and programs and professional learning services, and revenues from the Company’s new Rising Voices Library offering, as well as higher circulation revenue from the Magazines+ business and higher sales of digital products, partially offset by increased employee-related costs. The Company expects inflationary pressures on labor, freight, paper and printing to continue to negatively impact costs.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
International

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Revenues	$92.2	$94.7	$(2.5)	(2.6)%	$156.1	$164.0	$(7.9)	(4.8)%
Cost of goods sold	51.0	48.5	2.5	5.2%	87.1	85.6	1.5	1.8%
Other operating expenses (1)	32.5	28.3	4.2	14.8%	62.0	55.7	6.3	11.3%
Operating income (loss)	$8.7	$17.9	$(9.2)	(51.4)%	$7.0	$22.7	$(15.7)	(69.2)%
Operating margin	9.4%	18.9%			4.5%	13.8%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended November 30, 2021 decreased to $92.2 million, compared to $94.7 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $5.3 million, partially offset by favorable foreign exchange of $2.8 million. In Asia, local currency revenues decreased by $7.6 million as the local markets continued to be impacted by COVID related shutdowns and recently adopted restrictive regulations in China, resulting in lower direct-to-home sales as well as trade and school channel sales. Australia and New Zealand local currency revenues decreased by $4.7 million primarily in the school-based channels, due to additional lockdowns imposed by the COVID variant, partially offset by increased trade channel sales in Australia. In the UK, local currency revenues decreased by $0.9 million primarily due to lower trade channel sales and book fair incentive program credits as issuances outpaced redemptions, which more than offset the increased sales in the book fairs channel resulting from increased demand as schools re-opened. In addition, export channel revenues decreased by $0.5 million as compared to the prior fiscal year quarter. The decrease in segment revenues was partially offset by higher local currency revenues in Canada of $8.4 million driven by increased sales across all channels, particularly in the book fairs and book clubs channels as schools re-opened.

Revenues for the six months ended November 30, 2021 decreased to $156.1 million, compared to $164.0 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations decreased by $14.3 million, partially offset by favorable foreign exchange of $6.4 million. In Asia, local currency revenues decreased $10.5 million as the local markets continued to be impacted by COVID related shutdowns and the restrictive regulations in China, resulting in lower direct-to-home sales as well as trade and school channel sales. Australia and New Zealand local currency revenues decreased $9.1 million across all channels, due to additional lockdowns imposed by the COVID variant. In the UK, local currency revenues decreased by $1.4 million primarily due to lower trade channel sales and the book fair incentive program credits as issuances outpaced redemptions, which more than offset the increased sales in the book fairs channel resulting from the increased demand as schools re-opened. In addition, export channel revenues decreased $0.8 million as compared to the prior fiscal year period. The decrease in segment revenues was partially offset by higher local currency revenues in Canada of $7.5 million driven by increased sales across all channels, particularly in the book fairs and book clubs channels as schools re-opened.

Cost of goods sold for the quarter ended November 30, 2021 was $51.0 million, or 55.3% of revenues, compared to $48.5 million, or 51.2% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenue was driven by higher royalty costs due to the sales mix of royalty bearing products sold in the quarter and higher fulfillment costs, primarily in Australia, New Zealand and the UK, and higher freight costs across all locations due to increased inflationary pressures.

Cost of goods sold for the six months ended November 30, 2021 was $87.1 million, or 55.8% of revenues, compared to $85.6 million, or 52.2% of revenue, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was driven by higher royalty costs due to the sales mix of royalty bearing products sold in the period and higher fulfillment costs, primarily in Australia, New Zealand and the UK, in addition to higher freight costs across all locations due to increased inflationary pressures.

Other operating expenses for the quarter ended November 30, 2021 were $32.5 million, compared to $28.3 million in the prior fiscal year quarter. Other operating expenses increased $4.2 million primarily driven by lower government subsidies related to COVID-related governmental retention programs in Canada, the UK, Australia and New Zealand, which decreased by $2.3 million to $0.5 million as compared to $2.8 million in the prior fiscal year quarter, as well as lower equity investment income. This increase was partially offset by lower severance

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
expense related to restructuring programs, which decreased by $1.1 million to $0.2 million compared to $1.3 million in the prior fiscal year quarter.

Other operating expenses for the six months ended November 30, 2021 were $62.0 million, compared to $55.7 million in the prior fiscal year period. Other operating expenses increased $6.3 million primarily driven by lower government subsidies related to COVID-related governmental retention programs in Canada, the UK, Australia and New Zealand, which decreased by $6.5 million to $1.7 million as compared to $8.2 million in the prior fiscal year period, as well as lower equity investment income. In addition, the Company incurred higher employee-related expenses as the prior fiscal year period benefited from employee furlough and reduced work week programs in the first quarter of that period that did not reoccur in the period ended November 30, 2021, in addition to inflationary pressures on labor costs. This increase was partially offset by lower severance expense related to restructuring programs, which decreased by $1.7 million to $0.6 million compared to $2.3 million in the prior fiscal year quarter.

Segment operating income for the quarter ended November 30, 2021 was $8.7 million, compared to $17.9 million in the prior fiscal year quarter. Total local currency operating results across the Company's foreign operations decreased $9.7 million for the quarter ended November 30, 2021. Segment operating income for the six months ended November 30, 2021 was $7.0 million, compared to $22.7 million in the prior fiscal year period. Total local currency operating results across the Company's foreign operations decreased $16.1 million for the six months ended November 30, 2021. The decrease for the three and six months ended November 30, 2021 was primarily driven by lower revenues across all locations except Canada, coupled with higher freight costs and lower subsidies from COVID-related governmental employee retention programs. The Company expects inflationary pressures on labor, freight, paper and printing to continue to negatively impact costs.

Overhead

Unallocated overhead expense for the quarter ended November 30, 2021 increased by $11.3 million to $26.1 million, from $14.8 million in the prior fiscal year quarter. The increase was primarily attributable to higher employee-related costs as a result of inflationary pressures on labor costs creating higher unallocated expenses, in addition to a COVID-related governmental employee retention credit that did not reoccur in the current fiscal year quarter. This was partially offset by lower severance expense related to restructuring programs, which decreased by $3.3 million to $0.6 million compared to $3.9 million in the prior fiscal year quarter.

Unallocated overhead expense for the six months ended November 30, 2021 decreased by $3.2 million to $42.0 million, from $45.2 million in the prior fiscal year period. The decrease was primarily attributable to lower severance expense related to restructuring programs, which decreased by $12.3 million to $2.6 million compared to $14.9 million in the prior fiscal year period, coupled with $6.6 million of insurance recoveries received in the current fiscal year period related to an intellectual property legal settlement accrued in fiscal 2021. The decrease was partially offset by higher employee-related costs as a result of inflationary pressures on labor costs creating higher unallocated expenses. In addition, the prior fiscal year period benefited from employee furlough and reduced work week programs in the first fiscal year quarter and a COVID-related governmental employee retention credit, none of which reoccurred in the current fiscal year period.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the first and fourth quarters. Trade sales can vary throughout the year due to varying release dates of published titles. Presently, there remain uncertainties concerning the timing of and any patterns which may emerge with respect to school instruction, whether in-school, remote or hybrid for the school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the third quarter of fiscal 2022.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Liquidity and Capital Resources

Cash provided by operating activities was $141.6 million for the six months ended November 30, 2021, compared to $20.1 million for the prior fiscal year period, representing an increase in cash provided by operating activities of $121.5 million. The increase in cash provided was primarily driven by the increase in revenues resulting in higher cash collections, in addition to the federal income tax refund of $63.1 million and insurance recoveries of $6.6 million related to the intellectual property legal settlement, both received in the first fiscal year quarter. This was partially offset by the $20.0 million payment for the intellectual property legal settlement accrued in fiscal 2021, in addition to higher employee related costs due to inflationary pressures.

Cash used in investing activities was $17.2 million for the six months ended November 30, 2021, compared to cash used in investing activities of $24.1 million in the prior fiscal year period, representing a decrease in cash used in investing activities of $6.9 million. The decrease in cash used was driven by lower capital expenditures of $7.4 million as the Company continued to limit spending to strategic investments in key growth areas of the business and in technology, both internal and customer-facing, to allow it to operate with greater efficiency. This was partially offset by lower net proceeds from the sale of the Lake Mary facility of $10.4 million in the period ended November 30, 2021 compared to the net proceeds from the sale of the Danbury facility of $12.3 million which benefited the prior fiscal year period.

Cash used in financing activities was $187.9 million for the six months ended November 30, 2021, compared to cash used in financing activities of $36.2 million for the prior fiscal year period, representing an increase in cash used in financing activities of $151.7 million. The increase in cash used is primarily related to repayments of borrowings under the U.S. credit agreement of $175.0 million during the six months ended November 30, 2021, which resulted in no outstanding borrowings as of November 30, 2021. In addition, the Company reacquired $4.2 million of common stock with no such repurchases in the prior fiscal year period during which the repurchase program was suspended. The increase in cash used was partially offset by net proceeds pursuant to stock option exercises of $3.0 million in the current fiscal year period.

Cash Position

The Company’s cash and cash equivalents totaled $300.7 million at November 30, 2021, $366.5 million at May 31, 2021 and $356.6 million at November 30, 2020. Cash and cash equivalents held by the Company’s U.S. operations totaled $268.7 million at November 30, 2021, $318.0 million at May 31, 2020 and $309.4 million at November 30, 2020.

Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. As a precautionary measure in the context of the COVID-19 pandemic, the Company had accessed its committed bank credit facility in the fourth quarter of fiscal 2020 by taking a U.S. dollar LIBOR-based advance for $200.0 million. The Company has repaid these borrowings. The final remaining $75.0 million outstanding balance was paid during the second quarter of fiscal 2022, resulting in no outstanding borrowings as of November 30, 2021.

On October 27, 2021, the U.S. credit agreement was amended and restated, which, among other things, increased the borrowing limit from $250.0 million to $300.0 million and extended the maturity to October 27, 2026. See Note 4 of Notes to the Financial Statements - Unaudited in Item 1, "Financial Statements," for more information concerning the U.S. credit agreement.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company has lifted the temporary suspension of its open-market buy-back program under which $63.1 million remained available for future purchases of common shares as of November 30, 2021. During the six months ended November 30, 2021, the Company repurchased $4.2 million of common stock.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases as appropriate in the context of COVID-19 considerations. As of November 30, 2021, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $300.7 million, cash from operations, the Company's U.S. credit agreement and UK loan agreements. As indicated above, the U.S. credit agreement was amended and restated on October 27, 2021, which increased the borrowing limit from $250.0 million to $300.0 million. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. credit agreement and its loan agreements in the UK total $306.8 million, less borrowings of $6.8 million and commitments of $0.4 million, resulting in $299.6 million of availability. Additionally, the Company has short-term credit facilities of $44.2 million, less current borrowings of $7.5 million and commitments of $3.9 million, resulting in $32.8 million of current availability under these facilities at November 30, 2021. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities, taking COVID-19 into consideration.

Financing

The Company is party to the U.S. credit agreement, the UK loan agreements and certain credit lines with various banks as described in Note 4 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had no outstanding borrowings under the U.S. credit agreement as of November 30, 2021. As indicated above, on October 27, 2021, the Company amended and restated the U.S. credit agreement, which included an increase in the maximum commitments and extension of the maturity date. On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 million to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan has a maturity date of July 31, 2022. As of November 30, 2021, the Company had $2.6 million outstanding on the loan. On January 24, 2020, Scholastic Limited UK entered into a term loan facility to fund the construction of the new UK facility in Warwickshire. As of November 30, 2021 the borrowing limit was £3.2 million. The loan has a maturity date of July 31, 2022. As of November 30, 2021, the Company had $4.2 million outstanding on the loan and no remaining available credit under this facility.

The Company is party to loan agreements, notes or other documents or instruments which reference the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate index used to set the borrowing rate on certain short-term and variable-rate loans or advances. The ICE Benchmark Administration (IBA) will cease the publication of 1-week and 2-month USD LIBORs effective December 31, 2021 and overnight, 1-month, 3-month, 6-month and 12-month LIBORs effective June 30, 2023. The Company is working with its financial institutions to replace USD LIBOR with alternative reference rates in financial contracts as they mature, or as the Company requires.

The markets have provided several replacements for USD LIBOR, including the Bloomberg Short-Term Bank Yield Index (BSBY) and the ARRC’s Secured Overnight Financing Rate (SOFR), either of which will be made available to the Company by is agent banks as a substitute for USD LIBOR. The Company does not believe that the change in reference rates will have any material effect on its ability to access the credit markets under its existing financing agreements, or its ability to modify or amend financial contracts, if required.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Certain Human Capital Information

As of May 31, 2021, the Company had approximately 6,800 employees, of which 4,670 were located in the United States and 2,130 outside the United States. The table below represents the approximate number of employees by business channel and function.

	Full-time	Part-time	Seasonal	Total
Central Functions[1]	580	10	—	590
Primary U.S. Warehouse	970	140	30	1,140
Book Fairs Warehouses	730	230	620	1,580
Book Fairs	210	10	320	540
Book Clubs	60	—	—	60
Trade	210	10	—	220
Education Solutions	430	100	10	540
International	1,400	50	50	1,500
International Warehouses	300	80	250	630
Total	4,890	630	1,280	6,800
[1] Includes functions such as finance, accounting, executive, information technology, human resources, legal, and inventory demand planning.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects and strategic plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general operating costs, including transportation and labor costs, manufacturing costs, medical costs, potential cost savings, merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties, including, in particular, how the foregoing may be affected by developments in the context of the current COVID-19 pandemic and measures or responses of governmental authorities, school administrators, business suppliers or customers, which may have an impact on the Company's operations and could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and this Quarterly Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2021. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of November 30, 2021:

($ amounts in millions)	Fiscal Year Maturity
	2022(1)	2023	2024	2025	2026	Thereafter	Total	Fair Value @ 11/30/2021
Debt Obligations
Lines of credit and current portion of long-term debt	$7.5	$6.8	$—	$—	$—	$—	$14.3	$14.3
Average interest rate	4.7%	2.4%	—	—	—	—
(1) Fiscal 2022 includes the remaining six months of the current fiscal year ending May 31, 2022.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2021, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2021:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
September 1 through September 30, 2021	—	—	—	$67.3
October 1 through October 31, 2021	47,880	35.91	47,880	65.6
November 1 through November 30, 2021	65,999	37.98	65,999	63.1
Total	113,879		113,879	$63.1

(i) Represents the amount remaining at November 30, 2021 under the $50.0 Board authorization for Common share repurchases announced on March 21, 2018 and the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. See Note 11 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1
Amendment No. 2, dated as of October 27, 2021, to the Credit Agreement, dated as of January 5, 2017, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Bank of America, N.A., as administrative agent, and BOFA Securities, Inc., Truist Bank, and Wells Fargo Securities, LLC acting as joint lead arrangers and joint bookrunners.

10.2*	Scholastic Corporation 2021 Stock Incentive Plan.

10.3*	Form of Stock Option Agreement under the Scholastic Corporation 2021 Stock Incentive Plan.

10.4*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2021 Stock Incentive Plan.

10.5*	Amended and Restated Employment Agreement between Scholastic Corporation and Peter Warwick, effective August 1, 2021.

10.6*	Stock Option Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021.

10.7*	Restricted Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021.

10.8*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2021 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED November 30, 2021
Exhibits Index

Exhibit Number	Description of Document
10.1	Amendment No. 2, dated as of October 27, 2021, to the Credit Agreement, dated as of January 5, 2017, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Bank of America, N.A., as administrative agent, and BOFA Securities, Inc., Truist Bank, and Wells Fargo Securities, LLC acting as joint lead arrangers and joint bookrunners.

10.2*	Scholastic Corporation 2021 Stock Incentive Plan.

10.3*	Form of Stock Option Agreement under the Scholastic Corporation 2021 Stock Incentive Plan.

10.4*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2021 Stock Incentive Plan.

10.5*	Amended and Restated Employment Agreement between Scholastic Corporation and Peter Warwick, effective August 1, 2021.

10.6*	Stock Option Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021.

10.7*	Restricted Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021.

10.8*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2021 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: December 17, 2021	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: December 17, 2021	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)