Form 10-Q
period 2022-02-28
SCHOLASTIC CORP
filed 2022-03-18
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	February 28, 2022	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of February 28, 2022
Common Stock, $0.01 par value	32,763,535
Class A Stock, $0.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,		February 28,
	2022	2021	2022	2021
Revenues	$344.5	$277.5	$1,128.5	$898.9
Operating costs and expenses:
Cost of goods sold	169.6	135.9	540.9	440.6
Selling, general and administrative expenses	180.8	140.2	512.7	433.8
Depreciation and amortization	13.6	14.7	43.0	46.0
Asset impairments and write downs	—	10.9	—	10.9
Total operating costs and expenses	364.0	301.7	1,096.6	931.3
Operating income (loss)	(19.5)	(24.2)	31.9	(32.4)
Interest income (expense), net	(0.4)	(1.7)	(2.2)	(4.1)
Other components of net periodic benefit (cost)	0.1	0.1	0.1	(0.1)
Gain (loss) on sale of assets and other	—	3.8	6.2	10.4
Earnings (loss) before income taxes	(19.8)	(22.0)	36.0	(26.2)
Provision (benefit) for income taxes	(4.7)	(8.0)	7.1	(7.6)
Net income (loss)	(15.1)	(14.0)	28.9	(18.6)
Less: Net income (loss) attributable to noncontrolling interest	0.2	(0.1)	0.1	0.0
Net income (loss) attributable to Scholastic Corporation	$(15.3)	$(13.9)	$28.8	$(18.6)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(0.44)	$(0.41)	$0.83	$(0.54)
Diluted	$(0.44)	$(0.41)	$0.80	$(0.54)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Nine months ended
	February 28,		February 28,
	2022	2021	2022	2021
Net income (loss)	$(15.1)	$(14.0)	$28.9	$(18.6)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	1.6	6.3	(8.6)	17.4
Pension and postretirement adjustments (net of tax)	0.0	0.0	0.6	5.5
Total other comprehensive income (loss), net	$1.6	$6.3	$(8.0)	$22.9
Comprehensive income (loss)	$(13.5)	$(7.7)	$20.9	$4.3
Less: Net income (loss) attributable to noncontrolling interest	0.2	(0.1)	0.1	0.0
Comprehensive income (loss) attributable to Scholastic Corporation	$(13.7)	$(7.6)	$20.8	$4.3
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 28, 2022	May 31, 2021	February 28, 2021
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$308.9	$366.5	$353.2
Accounts receivable, net	287.7	256.1	238.0
Inventories, net	299.4	269.7	304.8
Income tax receivable	22.9	88.8	101.3
Prepaid expenses and other current assets	72.4	47.2	61.0
Total current assets	991.3	1,028.3	1,058.3
Noncurrent Assets:
Property, plant and equipment, net	520.7	556.9	561.4
Prepublication costs, net	58.3	65.7	66.7
Operating lease right-of-use assets, net	69.3	78.6	76.8
Royalty advances, net	53.2	43.8	45.1
Goodwill	125.7	126.3	126.0
Noncurrent deferred income taxes	25.3	25.4	19.3
Other assets and deferred charges	96.7	83.3	81.4
Total noncurrent assets	949.2	980.0	976.7
Total assets	$1,940.5	$2,008.3	$2,035.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$13.7	$182.9	$190.7
Accounts payable	173.4	138.0	134.3
Accrued royalties	84.2	45.5	77.6
Deferred revenue	176.8	99.1	121.9
Other accrued expenses	184.8	202.0	177.6
Accrued income taxes	3.9	3.0	3.6
Operating lease liabilities	22.4	25.0	24.3
Total current liabilities	659.2	695.5	730.0
Noncurrent Liabilities:
Long-term debt	—	7.3	—
Operating lease liabilities	57.1	67.4	67.3
Other noncurrent liabilities	38.9	55.8	60.9
Total noncurrent liabilities	96.0	130.5	128.2
Commitments and Contingencies (see Note 6)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.8, 32.7, and 32.7 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	626.9	626.5	625.4
Accumulated other comprehensive income (loss)	(42.7)	(34.7)	(35.4)
Retained earnings	929.5	916.4	913.9
Treasury stock, at cost: 10.1, 10.2 and 10.2 shares, respectively	(330.3)	(327.8)	(328.9)
Total stockholders’ equity of Scholastic Corporation	1,183.8	1,180.8	1,175.4
Noncontrolling interest	1.5	1.5	1.4
Total stockholders’ equity	1,185.3	1,182.3	1,176.8
Total liabilities and stockholders’ equity	$1,940.5	$2,008.3	$2,035.0
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2020	1.7	$0.0	32.5	$0.4	$622.4	$(58.3)	$948.0	$(333.3)	$1,179.2	$1.4	$1,180.6
Net Income (loss)	—	—	—	—	—	—	(39.8)	—	(39.8)	0.0	(39.8)
Foreign currency translation adjustment	—	—	—	—	—	10.7	—	—	10.7	—	10.7
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	0.6	—	—	—	0.6	—	0.6
Treasury stock issued pursuant to equity-based plans	—	—	0.0	—	(0.2)	—	—	0.5	0.3	—	0.3
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Balance at August 31, 2020	1.7	$0.0	32.5	$0.4	$622.8	$(47.5)	$903.1	$(332.8)	$1,146.0	$1.4	$1,147.4
Net Income (loss)	—	—	—	—	—	—	35.1	—	35.1	0.1	35.2
Foreign currency translation adjustment	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Pension and post-retirement adjustments (net of tax of $1.8)	—	—	—	—	—	5.4	—	—	5.4	—	5.4
Stock-based compensation	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(1.5)	—	—	3.1	1.6	—	1.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Balance at November 30, 2020	1.7	$0.0	32.6	$0.4	$624.3	$(41.7)	$933.1	$(329.7)	$1,186.4	$1.5	$1,187.9
Net Income (loss)	—	—	—	—	—	—	(13.9)	—	(13.9)	(0.1)	(14.0)
Foreign currency translation adjustment	—	—	—	—	—	6.3	—	—	6.3	—	6.3
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.0	—	—	—	—	—
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.4)	—	—	0.8	0.4	—	0.4
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance at February 29, 2021	1.7	$0.0	32.7	$0.4	$625.4	$(35.4)	$913.9	$(328.9)	$1,175.4	$1.4	$1,176.8

See accompanying notes

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2021	1.7	$0.0	32.7	$0.4	$626.5	$(34.7)	$916.4	$(327.8)	$1,180.8	$1.5	$1,182.3
Net Income (loss)	—	—	—	—	—	—	(24.2)	—	(24.2)	(0.2)	(24.4)
Foreign currency translation adjustment	—	—	—	—	—	(5.8)	—	—	(5.8)	—	(5.8)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5	—	0.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.9)	—	—	1.5	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at August 31, 2021	1.7	$0.0	32.8	$0.4	$627.6	$(40.4)	$887.0	$(326.3)	$1,148.3	$1.3	$1,149.6
Net Income (loss)	—	—	—	—	—	—	68.3	—	68.3	0.1	68.4
Foreign currency translation adjustment	—	—	—	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Pension and post-retirement adjustments (net of tax of $(0.1))	—	—	—	—	—	0.5	—	—	0.5	—	0.5
Stock-based compensation	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.1	—	—	—	2.1	—	2.1
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.2	—	(7.6)	—	—	8.0	0.4	—	0.4
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Other (noncontrolling interest)	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at November 30, 2021	1.7	$0.0	32.9	$0.4	$625.1	$(44.3)	$950.1	$(322.5)	$1,208.8	$1.2	$1,210.0
Net Income (loss)	—	—	—		—	—	(15.3)	—	(15.3)	0.2	(15.1)
Foreign currency translation adjustment	—	—	—	—	—	1.6	—	—	1.6	—	1.6
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.0	—	—	0.0	—	0.0
Stock-based compensation	—	—	—	—	1.6	—	—	—	1.6	—	1.6
Proceeds pursuant to stock-based compensation plans	—	—	—	—	7.3	—	—	—	7.3	—	7.3
Purchases of treasury stock at cost	—	—	(0.4)	—	—	—	—	(15.4)	(15.4)	—	(15.4)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(7.1)	—	—	7.6	0.5	—	0.5
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Other (noncontrolling interest)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance at February 28, 2022	1.7	$0.0	32.8	$0.4	$626.9	$(42.7)	$929.5	$(330.3)	$1,183.8	$1.5	$1,185.3
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28,	February 28,
	2022	2021
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$28.8	$(18.6)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	8.5	3.4
Provision for losses on inventory	12.7	10.4
Provision for losses on royalty advances	2.6	4.4
Amortization of prepublication costs	19.9	19.0
Depreciation and amortization	49.0	49.3
Amortization of pension and postretirement plans	(0.0)	0.0
Deferred income taxes	(0.3)	0.1
Stock-based compensation	6.1	5.1
Income from equity-method investments	(1.6)	(6.1)
Non cash write off related to asset impairments and write downs	—	10.9
(Gain) loss on sale of assets	(6.2)	(10.4)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(43.4)	5.0
Inventories	(46.2)	(36.4)
Prepaid expenses and other current assets	(25.8)	(17.3)
Income tax receivable	65.8	(11.1)
Royalty advances	(12.5)	(8.4)
Accounts payable	37.2	(21.0)
Accrued income taxes	1.1	1.9
Accrued royalties	39.5	38.3
Deferred revenue	78.4	3.6
Other accrued expenses	(19.4)	6.1
Other, net	(15.7)	8.3
Net cash provided by (used in) operating activities	178.5	36.5

Cash flows - investing activities:
Prepublication expenditures	(13.0)	(15.3)
Additions to property, plant and equipment	(28.0)	(37.1)
Net proceeds from sale of assets	10.4	17.4
Other	0.1	0.1
Net cash provided by (used in) investing activities	(30.5)	(34.9)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	2.4	3.0
Repayments of lines of credit, credit agreement and revolving loan	(178.2)	(32.1)
Repayment of capital lease obligations	(1.7)	(1.7)
Reacquisition of common stock	(19.5)	—
Proceeds pursuant to stock-based compensation plans	9.6	—
Payment of dividends	(15.5)	(15.4)
Net cash provided by (used in) financing activities	(202.9)	(46.2)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	4.0

Net increase (decrease) in cash and cash equivalents	(57.6)	(40.6)
Cash and cash equivalents at beginning of period	366.5	393.8
Cash and cash equivalents at end of period	$308.9	$353.2
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

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the first and fourth quarters. Trade sales can vary throughout the year due to varying release dates of published titles. Presently, there remain uncertainties concerning the timing of and any patterns which may emerge with respect to school instruction, whether in-school, remote or hybrid for the school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the fourth quarter of fiscal 2022.

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

The amounts recognized as a gain on sale are included within Gain (loss) on sale of assets and other within the Company's Condensed Consolidated Statements of Operations.

Assets Held For Sale

During the third quarter of fiscal 2020, the Company committed to a plan to sell the UK distribution center located in Witney to consolidate the operations into a new facility in Warwickshire. These assets are included in the International segment. The long-lived assets which consist of building and building improvements are classified as held for sale. These assets are carried at the lower of carrying value or fair value less costs to sell and no additional depreciation is being recognized. As of February 28, 2022, the carrying amount was $2.2 which is included in Property, plant and equipment, net within the Company's Condensed Consolidated Balance Sheets. During the second quarter of fiscal 2022, the Company entered into a purchase and sale agreement for this facility and expects a gain on the sale to be recognized in the fourth quarter of fiscal 2022.

New Accounting Pronouncements

There were no new accounting pronouncements issued in the third quarter of fiscal 2022 which would impact the Company. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

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

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended		Nine months ended
	February 28,		February 28,
	2022	2021	2022	2021
Book Clubs - U.S.	$40.5	$35.1	$99.2	$107.9
Book Fairs - U.S.	76.0	27.0	268.2	87.9
Trade - U.S.	77.1	74.7	266.6	256.9
Trade - International(1)	7.4	6.1	35.3	26.5
Total Children's Book Publishing and Distribution	$201.0	$142.9	$669.3	$479.2

Education Solutions - U.S.	$77.2	$66.3	$236.8	$187.4
Total Education Solutions	$77.2	$66.3	$236.8	$187.4

International - Major Markets(2)	$48.8	$46.2	$175.1	$169.3
International - Other Markets(3)	17.5	22.1	47.3	63.0
Total International	$66.3	$68.3	$222.4	$232.3
Total Revenues	$344.5	$277.5	$1,128.5	$898.9
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.

Estimated Returns

A liability for expected returns of $48.8, $45.2, and $51.6 is recorded within Other accrued expenses as of February 28, 2022, May 31, 2021, and February 28, 2021, respectively. In addition, a return asset of $4.5, $3.4, and $3.9 is recorded within Prepaid expenses and other current assets as of February 28, 2022, May 31, 2021, and February 28, 2021, respectively, for the recoverable cost of product estimated to be returned by customers.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Deferred Revenue

The following table presents further detail regarding the Company's deferred revenue balance as of the dates indicated:

	February 28, 2022	May 31, 2021	February 28, 2021
Book fairs incentive credits	$82.7	$59.4	$57.9
Magazines+ subscriptions	30.4	4.6	28.4
U.S. digital subscriptions	18.2	11.9	13.6
U.S. education-related(1)	12.5	6.2	6.4
Media-related	11.6	2.5	0.4
Stored value cards	8.8	2.9	2.2
Other(2)	12.6	11.6	13.0
Total deferred revenue	$176.8	$99.1	$121.9
(1) Primarily includes deferred revenue related to contracts with school districts and professional services.
(2) Primarily includes deferred revenue related to various international products and services.

The Company's deferred revenue consists of contract liabilities for advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The Company recognized revenue which was included in the opening deferred revenue balance in the amount of $21.2 and $15.5 for the three months ended February 28, 2022 and February 28, 2021, respectively, and $64.4 and $56.6 for the nine months ended February 28, 2022 and February 28, 2021, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2021	$21.4
Current period provision	1.6
Write-offs and other	(1.2)
Balance as of August 31, 2021	$21.8
Current period provision	4.2
Write-offs and other	(3.1)
Balance as of November 30, 2021	$22.9
Current period provision	2.7
Write-offs and other	(2.3)
Balance as of February 28, 2022	$23.3

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution, Education Solutions and International.

•Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, ebooks, media and interactive products primarily in the United States through its book clubs and book fairs in its school channels and through the trade channel. This segment is comprised of three operating segments.

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

The following table sets forth the Company's revenue and operating income (loss) by segment for the fiscal quarters ended February 28, 2022 and February 28, 2021:

	Three months ended		Nine months ended
	February 28,		February 28,
	2022	2021	2022	2021
Revenues
Children's Book Publishing and Distribution	$201.0	$142.9	$669.3	$479.2
Education Solutions	77.2	66.3	236.8	187.4
International	66.3	68.3	222.4	232.3
Total	$344.5	$277.5	$1,128.5	$898.9

Operating income (loss)
Children's Book Publishing and Distribution	$5.0	$(7.6)	$68.5	$(1.2)
Education Solutions	13.1	9.7	36.0	17.6
International	(5.0)	(1.0)	2.0	21.7
Overhead (1)	(32.6)	(25.3)	(74.6)	(70.5)
Total	$(19.5)	$(24.2)	$31.9	$(32.4)
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.

4. ASSET WRITE DOWN

The Company did not recognize any asset write downs through the end of the third fiscal quarter of fiscal 2022.

During the third quarter of fiscal 2021, the Company committed to a plan to cease use of certain leased office space in New York City and consolidate into the company-owned New York headquarters building. The right-of-use (ROU) assets and the other long-lived assets associated with these operating leases are included in the Overhead segment. An impairment expense of $8.5 was recognized in the prior period, of which $7.0 related to the ROU assets and $1.5 related to other long-lived assets, primarily leasehold improvements. Also during the third quarter of fiscal 2021, the Company committed to a plan to permanently close 12 of the 54 book fairs warehouses in the U.S. as part of a branch consolidation project. The ROU assets and the other long-lived assets associated with these warehouse operating leases are included in the Children’s Book Publishing and Distribution segment. An impairment expense of $2.4 was recognized in the prior period, primarily related to the ROU assets. The impact of the total $10.9 impairment was a loss per basic and diluted share of Class A and Common Stock of $0.23 in the three and nine month periods ended February 28, 2021.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

5. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	February 28, 2022	May 31, 2021	February 28, 2021
US Revolving Credit Agreement	$—	$175.0	$175.0
Unsecured lines of credit	6.8	7.9	8.5
UK Loans	6.9	7.3	7.2
Total debt	$13.7	$190.2	$190.7
Less lines of credit, short-term debt and current portion of long-term debt	(13.7)	(182.9)	(190.7)
Total long-term debt	$—	$7.3	$—

The Company's debt obligations as of February 28, 2022 have maturities of one year or less.

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

As of February 28, 2022, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on Eurodollar Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% per annum to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of February 28, 2022, the commitment fee rate was 0.20%.

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
As of February 28, 2022, the Company had no outstanding borrowings under the Credit Agreement. During the first and second quarters of fiscal 2022, the Company paid down $100.0 and $75.0, respectively, of the remaining borrowings as of the beginning of the fiscal year.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Corporation or its business. The Company was in compliance with required covenants for all periods presented.

At February 28, 2022, the Company had open standby letters of credit totaling $4.3 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.9 under the domestic credit lines discussed below.

UK Loan Agreements

On January 24, 2020, Scholastic Limited UK entered into a term loan facility to fund the construction of the new UK facility in Warwickshire. As of February 28, 2022, the borrowing limit was £3.2. The loan had an original maturity date of July 31, 2021, which was extended to July 31, 2022 in May 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest was charged at 1.77% per annum over the Base Rate until July 31, 2021 and 2.25% per annum over the Base Rate thereafter. The Base Rate is currently equal to 0.50% per annum and is subject to change. As of February 28, 2022, the Company had $4.2 outstanding on the loan and no remaining available credit under this facility.

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan had an original maturity date of July 31, 2021, which was extended to July 31, 2022 in May 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest was charged at 1.77% per annum over the Base Rate until July 31, 2021 and 2.25% per annum over the Base Rate thereafter. The Base Rate is currently equal to 0.50% per annum and is subject to change. As of February 28, 2022, the Company had $2.7 outstanding on the loan.

Lines of Credit

As of February 28, 2022, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of February 28, 2022, May 31, 2021 and February 28, 2021. As of February 28, 2022, availability under these unsecured money market bid rate credit lines totaled $6.1. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2022, the Company had various local currency international credit lines totaling $27.7 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $6.8 at February 28, 2022 at a weighted average interest rate of 5.1%, $7.9 at May 31, 2021 at a weighted average interest rate of 4.7%, and $8.5 at February 28, 2021 at a weighted average interest rate of 4.6%. As of February 28, 2022, the amounts available under these facilities totaled $20.9. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

6. COMMITMENTS AND CONTINGENCIES

COVID-19
The COVID-19 pandemic and actions taken, or which may be taken in the future following any changes in restrictions based on the future course of the pandemic, by governments, businesses and individuals to limit the spread of the virus may continue to have an adverse effect on the Company’s results of operations and financial condition.

The Company is not currently aware of any loss contingencies related to the foregoing that would require recognition in the third quarter of fiscal 2022.

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

7. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,
	2022	2021	2022	2021
Net income (loss) attributable to Class A and Common Stockholders	$(15.3)	$(13.9)	$28.6	$(18.6)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.6	34.3	34.6	34.3
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions) *	—	—	1.0	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.6	34.3	35.6	34.3
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(0.44)	$(0.41)	$0.83	$(0.54)
Diluted	$(0.44)	$(0.41)	$0.80	$(0.54)
* The Company experienced a net loss for the three month period ended February 28, 2022 and the three and nine month periods ended February 28, 2021 and therefore did not report any dilutive share impact.

Net income (loss) attributable to Class A and Common Stockholders excludes earnings of $0.2 for the nine month period ended February 28, 2022, for earnings attributable to participating restricted stock units. The Company experienced a loss for the three month period ended February 28, 2022 and the three and nine month periods ended February 28, 2021 and therefore did not allocate any loss to certain participating restricted stock units.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 28, 2022	February 28, 2021
Options outstanding pursuant to stock-based compensation plans (in millions)	4.6	5.1

There were 0.6 million of potentially anti-dilutive shares pursuant to stock-based compensation plans as of February 28, 2022.

A portion of the Company’s Restricted Stock Units ("RSUs"), which are granted to employees, participate in earnings through cumulative dividends. These dividends are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

As of February 28, 2022, $47.7 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 12, Treasury Stock, for a more complete description of the Company’s share buy-back program.

8. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

	February 28, 2022	May 31, 2021	February 28, 2021
Gross beginning balance	$165.9	$164.5	$164.5
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$126.3	$124.9	$124.9
Foreign currency translation	(0.6)	1.4	1.1
Ending balance	$125.7	$126.3	$126.0

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	February 28, 2022	May 31, 2021	February 28, 2021
Beginning balance - Other intangibles subject to amortization	$8.4	$10.5	$10.5
Adjustments	—	(0.5)	(0.5)
Amortization expense	(1.5)	(2.2)	(1.7)
Foreign currency translation	(0.2)	0.6	0.5
Total other intangibles subject to amortization, net of accumulated amortization of $33.8, $32.3 and $31.8, respectively	$6.7	$8.4	$8.8
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$8.8	$10.5	$10.9

There were no additions to intangible assets within the nine months ended February 28, 2022 and February 28, 2021.

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames and other agreements.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 4.6 years.

There were no impairment charges related to Intangible assets in any of the periods presented.

9. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	February 28, 2022	May 31, 2021	February 28, 2021	Segment
Equity method investments	$34.0	$34.3	$33.8	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$40.0	$40.3	$39.8

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

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $0.0 and $0.7 for the three months ended February 28, 2022 and February 28, 2021, respectively, and $1.6 and $6.1 for the nine months ended February 28, 2022 and February 28, 2021, respectively.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	February 28,		February 28,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Interest cost	$0.2	$0.2	$0.0	$0.0
Expected return on assets	(0.3)	(0.2)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.2)	(0.2)
Amortization of net actuarial (gain) loss	0.2	0.1	—	0.0
Total	$0.1	$0.1	$(0.2)	$(0.2)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	UK Pension Plan		US Postretirement Benefits
	Nine months ended		Nine months ended
	February 28,		February 28,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Interest cost	$0.7	$0.5	$0.1	$0.2
Expected return on assets	(0.9)	(0.6)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.6)	(0.4)
Amortization of net actuarial (gain) loss	0.6	0.4	—	0.0
Total	$0.4	$0.3	$(0.5)	$(0.2)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the nine months ended February 28, 2022, the Company contributed $1.2 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.6 to the UK Pension Plan for the fiscal year ending May 31, 2022.

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,
	2022	2021	2022	2021
Stock option expense	$0.6	$0.7	$3.1	$3.5
Restricted stock unit expense	0.9	0.7	2.5	1.4
Management stock purchase plan	0.0	0.0	0.3	0.0
Employee stock purchase plan	0.1	0.1	0.2	0.2
Total stock-based compensation expense	$1.6	$1.5	$6.1	$5.1

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,
	2022	2021	2022	2021
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.3	0.1	0.6	0.2

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

12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The table below represents the Board authorizations at the dates indicated:

Authorizations	Amount
March 2018	$50.0
March 2020	50.0
Total current Board authorizations at June 1, 2021	$100.0
Less repurchases made under these authorizations	$(52.3)
Remaining Board authorization at February 28, 2022	$47.7

Remaining Board authorization at February 28, 2022 represents the amount remaining under the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions.

Repurchases of the Company's Common Stock were $15.4 and $19.6 during the three and nine months ended February 28, 2022, respectively, which included a privately negotiated transaction with a related party for an aggregate purchase price of $12.2. See Note 18, Related Party Transactions, for further details regarding this transaction. The Company's repurchase program may be suspended at any time without prior notice.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended February 28, 2022
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2021	$(40.3)	$(4.0)	$(44.3)
Other comprehensive income (loss) before reclassifications	1.6	—	1.6
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service (credit) cost (net of tax of $0.0)	—	(0.2)	(0.2)
Other comprehensive income (loss)	1.6	0.0	1.6
Ending balance at February 28, 2022	$(38.7)	$(4.0)	$(42.7)

	Three months ended February 28, 2021
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2020	$(38.9)	$(2.8)	$(41.7)
Other comprehensive income (loss) before reclassifications	6.3	—	6.3
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.1	0.1
Amortization of prior service credit (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	6.3	0.0	6.3
Ending balance at February 28, 2021	$(32.6)	$(2.8)	$(35.4)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Nine months ended February 28, 2022
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2021	$(30.1)	$(4.6)	$(34.7)
Other comprehensive income (loss) before reclassifications (net of tax of $0.1)	(8.6)	0.5	(8.1)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.6	0.6
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.5)	(0.5)
Other comprehensive income (loss)	(8.6)	0.6	(8.0)
Ending balance at February 28, 2022	$(38.7)	(4.0)	(42.7)

	Nine months ended February 28, 2021
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2020	$(50.0)	$(8.3)	$(58.3)
Other comprehensive income (loss) before reclassifications (net of tax of $1.7)	17.4	5.3	22.7
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of gains and losses (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service credit (net of tax of $0.2)	—	(0.2)	(0.2)
Other comprehensive income (loss)	17.4	5.5	22.9
Ending balance at February 28, 2021	$(32.6)	$(2.8)	$(35.4)
The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended		Condensed Consolidated Statements of Operations line item
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Employee benefit plans:
Amortization of net actuarial (gain) loss	$0.2	$0.1	$0.6	$0.4	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.2)	(0.2)	(0.6)	(0.4)	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	0.1	0.1	0.2	Provision (benefit) for income taxes
Total cost, net of tax	$0.0	$0.0	$0.1	$0.2

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets. For the fair value measurements employed by the Company for certain property, plant and equipment, investments and prepublication assets, the Company assessed future expected cash flows attributable to these assets. See Note 9, Investments, for a more complete description of the fair value measurements employed. Operating lease ROU assets were recorded at fair value in connection with a prior period impairment and fair value was determined using the discounted cash flow method. See Note 4, Asset Write Down, for a more complete description of the impairment recognized in the third quarter of fiscal 2021.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company filed its Federal income tax return and benefited from the provisions in the CARES Act to carry back net operating losses generated in the U.S. to previous periods which were taxed at the higher 35% federal corporate tax rate. The Company also took advantage of the provisions related to the Employee Retention Credit, which was created by the CARES Act to encourage entities to keep employees on their payroll despite experiencing economic hardship due to the COVID-19 pandemic. The Company has deferred employer-side social security payments resulting in a future liability. As of February 28, 2022, the Company has a current liability of $3.8. In fiscal 2021, the Company applied for employee retention credits in the U.S. and the related receivable was $11.9 as of February 28, 2022. During the first quarter of fiscal 2022, the Company received a federal tax refund of $63.1 primarily related to the carry back of net operating losses generated in the U.S.

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

The Company's interim effective tax rate, inclusive of discrete items, for the three and nine month periods ended February 28, 2022 was 23.7% and 19.7%, respectively, compared to 36.4% and 29.0%, respectively, for the prior fiscal year periods. The decrease in the interim effective tax rate for the nine months ended February 28, 2022 is primarily due to the release of an uncertain tax position in the current fiscal year related to an effective settlement recognized as part of an ongoing IRS audit.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The IRS is currently examining the US income tax returns for the fiscal 2015 through fiscal 2020 tax years. As of February 28, 2022, there is approximately $20.0 in receivables from the IRS related to the years under audit included in Income tax receivable in the Company’s Condensed Consolidated Balance Sheet.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of February 28, 2022 and February 28, 2021 were $21.9 and $26.5, respectively. A net unrealized gain of $0.3 and a net unrealized loss of $1.6 were recognized for the nine months ended February 28, 2022 and February 28, 2021, respectively.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	February 28, 2022	May 31, 2021	February 28, 2021
Accrued payroll, payroll taxes and benefits	$35.3	$32.4	$37.5
Accrued bonus and commissions	22.5	23.0	13.3
Returns liability	48.8	45.2	51.6
Accrued other taxes	30.2	31.4	21.4
Accrued advertising and promotions	15.1	12.6	13.1
Other accrued expenses	32.9	57.4	40.7
Total accrued expenses	$184.8	$202.0	$177.6

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

18. RELATED PARTY TRANSACTIONS

On January 12, 2022, the Company entered into a share repurchase agreement to purchase shares of its common stock from the Estate of M. Richard Robinson, Jr. in a privately negotiated transaction. Pursuant to the repurchase agreement, the Company purchased 300,000 shares of common stock on January 19, 2022 at a price of $40.65 per share, representing an aggregate purchase price of $12.2. The price per share paid represented a 4.2% discount to the closing price of the stock, $42.43, on the date of execution of the repurchase agreement. The repurchase was made pursuant to the Company’s current share repurchase program as previously approved by the Board. The aforementioned transaction was approved by the Board upon the recommendation of the Audit Committee.

19. SUBSEQUENT EVENTS

The Board declared a quarterly cash dividend of $0.15 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2022. The dividend is payable on June 15, 2022 to shareholders of record as of the close of business on April 29, 2022.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the third quarter ended February 28, 2022 were $344.5 million, compared to $277.5 million in the prior fiscal year quarter, an increase of $67.0 million. The Company reported net loss per diluted share of Class A and Common Stock of $0.44 in the third quarter of fiscal 2022, compared to $0.41 in the prior fiscal year quarter.

With schools back in session, the book fairs channel drove a majority of the revenue increase with a higher number of in-person book fairs and higher revenue per fair. The Company’s education offerings also drove higher revenues primarily related to core instructional products and sales from Scholastic Magazines+TM, the Company's newly branded classroom magazines business with new content in both print and digital, including videos and activities. In addition, Education Solutions revenues increased for the New Worlds Reading Initiative, a five-year agreement with University of Florida’s Lastinger Center for Learning to provide books to Florida students (kindergarten through 5th grade) who are reading below grade level. The Company began fulfilling orders in the third fiscal quarter for the more than 100,000 students enrolled in the program. Higher trade channel revenues were driven by core backlist titles as demand for the Company’s best-selling series continues. Internationally, Canada experienced higher revenues in all channels, while the Asia markets continued to be negatively impacted by COVID-related shutdowns and recently adopted restrictive regulations in China. Operating loss improved $4.7 million over the prior fiscal year quarter as a result of the higher sales volume as the Company recovers from the pandemic. The Company experienced and will continue to experience higher inflationary pressures in printing, paper, transportation and labor costs, which partially offset the increases in revenues.

In the Children’s Book Publishing and Distribution segment, the Company expects the number of in-person book fairs to continue to trend at 70% of pre-pandemic levels in the fourth fiscal quarter with improved revenue per fair over the same period. In the book clubs channel, having cleared the backlogged orders, the Company expects to see continued strong customer re-engagement. The trade channel is anticipating the benefit of new fourth fiscal quarter releases, such as Cat Kid Comic Club® #3: On Purpose by Dav Pilkey, and Colin Kaepernick's I Color Myself Different. In addition, the Company’s media group has a robust pipeline that should favorably impact future fiscal year periods commencing in fiscal 2023. In the Education Solutions segment, the Company anticipates a strong fourth quarter driven by its comprehensive education offerings, which includes both print and digital content. Revenues related to summer reading initiatives are also expected to be robust as educators continue to seek materials to boost student reading levels. In addition, revenues related to the New Worlds Reading Initiative will be recognized in the fourth quarter as additional shipments are made to enrolled students, pursuant to which a significant number of books are also expected to be shipped in the summer months of June and July during the first quarter of fiscal 2023 after marketing efforts ramp up toward the end of the school year. Scholastic Magazines+ has launched pre-orders for fiscal 2023 for the highly-anticipated Storyworks® 1, which creates a full line of Storyworks ELA titles for advanced kindergarten and grades 1-6. Internationally, the Company is optimistic that fewer COVID related restrictions will benefit the major markets in Canada, UK, and Australia and New Zealand, but anticipates that COVID related issues and the recently adopted restrictive regulations in China will result in continued softness in Asia.

Cost pressures for paper, printing, and freight will continue in the fourth quarter as current period inventory, with an associated higher cost of product, is sold. Similarly, the Company expects higher labor costs due to continuing inflationary pressures. Additionally, rising fuel costs will impact the business, primarily related to the delivery of book fairs where the Company manages its own distribution fleet. The Company is taking all available actions to mitigate higher costs and identify further opportunities for incremental cost savings, including process improvements and automation, proactive resource allocation, book fair vehicle route optimization, vendor diversification, product rationalization and pricing, as well as the benefits of cross divisional collaborations.

Results of Operations

Consolidated

Revenues for the quarter ended February 28, 2022 increased by $67.0 million to $344.5 million, compared to $277.5 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues increased by $58.1 million, primarily driven by higher book fairs channel revenues resulting from increased fair count and higher revenue per fair as schools have reopened and resumed in-person learning. In the Education Solutions segment, revenues increased by $10.9 million, primarily driven by revenues from the newly launched New Worlds Reading Initiative with University of Florida’s Lastinger Center for Learning, coupled with higher sales of instructional products and programs, primarily Scholastic Bookroom, and increased circulation revenue

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
from the Magazines+ business. In local currency, the International segment revenues decreased by $0.4 million, primarily driven by lower sales in Asia as the local markets continued to be impacted by COVID-related shutdowns and the restrictive regulations in China, partially offset by increased revenues in Canada across all channels. International segment revenues were impacted by unfavorable foreign exchange of $1.6 million in the quarter ended February 28, 2022.

Revenues for the nine months ended February 28, 2022 increased by $229.6 million to $1,128.5 million, compared to $898.9 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues increased by $190.1 million primarily driven by higher book fairs channel revenues, particularly in the second and third quarters, resulting from increased fair count and higher revenue per fair as schools reopened and resumed in-person learning. Additionally, trade channel revenues were higher, primarily driven by increased sales of backlist titles from best-selling series, including Harry Potter® and Dog Man®, and new releases of frontlist titles including J.K. Rowling’s The Christmas Pig and Dav Pilkey's Cat Kid Comic Club®: Perspectives. In the Education Solutions segment, revenues increased by $49.4 million primarily driven by higher sales of instructional products and programs, including the early childhood curriculum program PreK On My WayTM and Scholastic Bookroom, as well as increased circulation revenue from the Magazines+ business. In addition, revenues increased from the Company’s new Rising Voices Library® offering, which meets the increasing demand for culturally responsive content and instruction, and the newly launched New Worlds Reading Initiative with University of Florida’s Lastinger Center for Learning. In local currency, the International segment revenues decreased by $14.7 million primarily driven by lower sales in Asia as the local markets continued to be impacted by COVID-related shutdowns and the restrictive regulations in China. Revenues also decreased in Australia and New Zealand in the school-based channels due to additional lockdowns imposed by the COVID variant, partially offset by higher sales in Canada across all channels. International segment revenues benefited from favorable foreign exchange of $4.8 million in the nine months ended February 28, 2022.

Components of Cost of goods sold for the three and nine months ended February 28, 2022 and February 28, 2021 are as follows:

	Three months ended				Nine months ended
	February 28,		February 28,		February 28,		February 28,
	2022		2021		2022		2021
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs	$93.8	27.2%	$71.9	25.9%	$306.6	27.2%	$237.5	26.4%
Royalty costs	30.0	8.7%	27.9	10.1%	102.8	9.1%	91.6	10.2%
Prepublication amortization	6.8	2.0%	6.6	2.4%	20.6	1.8%	19.7	2.2%
Postage, freight, shipping, fulfillment and other	39.0	11.3%	29.5	10.6%	110.9	9.8%	91.8	10.2%
Total	$169.6	49.2%	$135.9	49.0%	$540.9	47.9%	$440.6	49.0%

Cost of goods sold for the quarter ended February 28, 2022 was $169.6 million, or 49.2% of revenues, compared to $135.9 million, or 49.0% of revenues, in the prior fiscal year quarter. Cost of goods sold for the nine months ended February 28, 2022 was $540.9 million, or 47.9% of revenues, compared to $440.6 million, or 49.0% of revenues, in the prior fiscal year period. Cost of goods sold was impacted by higher costs due to shortages in labor and transportation and supply chain issues impacting paper and printing costs. The Company expects these costs to continue to be negatively impacted during the balance of fiscal 2022, and Cost of goods sold will reflect the higher costs as current period inventory is sold using the first-in, first-out method. The increased costs were more than offset by lower royalty costs due to the substantial increase in book fairs channel revenues which have a higher mix of non-royalty bearing titles.

Selling, general and administrative expenses for the quarter ended February 28, 2022 increased to $180.8 million, compared to $140.2 million in the prior fiscal year quarter. The $40.6 million increase was primarily attributable to higher employee-related costs as a result of higher headcount in the book fairs warehouses to meet the increased demand, coupled with higher labor costs across the Company. In addition, the Company incurred higher warehouse-related costs, as certain reopened book fair distribution facilities were temporarily closed in the prior fiscal year quarter, and recognized lower subsidies from COVID-related governmental retention programs in the quarter ended February 28, 2022, which decreased by $7.0 million as compared to

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
the prior fiscal year quarter. The Company also incurred higher severance expense and related charges from its restructuring programs, which increased by $1.7 million to $2.5 million compared to $0.8 million in the prior fiscal year quarter and recognized lower equity investment income, partially offset by lower branch consolidation costs in the quarter ended February 28, 2022, which decreased by $0.3 million.

Selling, general and administrative expenses for the nine months ended February 28, 2022 increased to $512.7 million, compared to $433.8 million in the prior fiscal year period. The $78.9 million increase was primarily attributable to higher employee related costs as a result of higher headcount in the book fairs warehouses to meet the increased demand, coupled with higher labor costs across the Company due in part to the employee furlough and reduced work week programs in the first fiscal quarter of the prior fiscal year, which did not reoccur in the current fiscal year. In addition, the Company incurred higher warehouse-related costs, as certain book fair distribution facilities were temporarily closed in the prior fiscal year period, and recognized lower subsidies from COVID-related governmental retention programs in the current period, which decreased by $15.4 million to $1.4 million as compared to $16.8 million in the prior fiscal year period, as well as lower equity investment income. Partially offsetting the foregoing, the Company received $6.6 million of insurance recoveries in the period ended February 28, 2022 related to an intellectual property legal settlement accrued in fiscal 2021 and recognized lower severance expense, which included charges of $5.7 million and $18.0 million for the nine months ended February 28, 2022 and February 28, 2021, respectively, related to cost-reduction and restructuring programs, in addition to lower branch consolidation costs of $0.5 million in the nine months ended February 28, 2022.

Depreciation and amortization expenses in the three and nine months ended February 28, 2022 were $13.6 million and $43.0 million, respectively, compared to $14.7 million and $46.0 million, respectively, in the prior fiscal year period. The decrease in depreciation and amortization expenses in the three and nine month periods was primarily attributable to a shift towards spending in cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses. Capital spending is lower in the current fiscal year as the Company continues to focus on strategic investments in key growth areas of the business and in technology, both internal and customer-facing, to allow it to operate with greater efficiency.

Asset impairments and write downs in the three and nine months ended February 28, 2021 were $10.9 million. In the fiscal quarter ended February 28, 2021, the Company committed to a plan to cease use of its leased office space in New York City and consolidate into the company-owned New York headquarters and permanently close 12 of its 54 U.S. book fairs warehouses as part of a branch consolidation project. As a result, the Company recorded an impairment of the ROU assets associated with operating leases in the amount of $9.4 million and an impairment of $1.5 million of other long-lived assets, primarily leasehold improvements, in the fiscal 2021 periods.

Net interest expense in the quarter ended February 28, 2022 was $0.4 million compared to $1.7 million in the prior fiscal year quarter. Net interest expense in the nine months ended February 28, 2022 was $2.2 million compared to $4.1 million in the prior fiscal year period. The decreases in net interest expense were due to the lower average debt borrowings as compared to the prior fiscal year periods. The Company repaid the $175.0 million of borrowings during the first and second quarters of fiscal 2022, resulting in no outstanding borrowings under the U.S. credit agreement as of February 28, 2022.

Gain (loss) on sale of assets and other in the quarter ended February 28, 2021 was $3.8 million, as the Company sold the UK distribution center located in Southam and recognized a gain on sale.

Gain (loss) on sale of assets and other in the nine months ended February 28, 2022 was $6.2 million compared to $10.4 million in the prior fiscal year period. The Company sold the Lake Mary facility in the period ended February 28, 2022, as part of an initiative to rightsize its real estate footprint to reduce occupancy costs, which resulted in the gain on sale. In the period ended February 28, 2021, the Company sold the facility located in Danbury, Connecticut and the UK distribution center located in Southam, recognizing a gain on sale of $6.6 million and $3.8 million, respectively.

The Company’s effective tax rate for the quarter ended February 28, 2022 was 23.7%, compared to 36.4% in the prior fiscal year quarter. The Company's effective tax rate for the nine months ended February 28, 2022 was 19.7% compared to 29.0% in the prior fiscal year period. The decrease in the interim effective tax rate for the nine months ended February 28, 2022 is primarily due to the release of an uncertain tax position in the current fiscal year related to an effective settlement recognized as part of an ongoing IRS audit.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Net loss attributable to Scholastic Corporation for the quarter ended February 28, 2022 increased by $1.4 million to $15.3 million, compared to $13.9 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $0.44 and $0.44, respectively, for the fiscal quarter ended February 28, 2022, compared to loss per basic and diluted share of Class A and Common Stock of $0.41 and $0.41, respectively, in the prior fiscal year quarter.

Net income attributable to Scholastic Corporation for the nine months ended February 28, 2022 increased by $47.4 million to $28.8 million, compared to a net loss of $18.6 million in the prior fiscal year period. Earnings per basic and diluted share of Class A and Common Stock was $0.83 and $0.80, respectively, for the nine months ended February 28, 2022, compared to loss per basic and diluted share of Class A and Common Stock of $0.54 and $0.54, respectively, in the prior fiscal year period.

Net income attributable to noncontrolling interest for the quarter ended February 28, 2022 was $0.2 million compared to Net loss attributable to noncontrolling interest of $0.1 million in the prior fiscal year quarter. Net income attributable to noncontrolling interest for the nine months ended February 28, 2022 was $0.1 million compared to less than $0.1 million in the prior fiscal year period.

Children’s Book Publishing and Distribution

	Three months ended February 28,				Nine months ended February 28,
			$	%			$	%
($ amounts in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Revenues	$201.0	$142.9	$58.1	40.7%	$669.3	$479.2	$190.1	39.7%
Cost of goods sold	102.5	78.6	23.9	30.4%	325.4	256.3	69.1	27.0%
Other operating expenses (1)	93.5	69.5	24.0	34.5%	275.4	221.7	53.7	24.2%
Asset impairments	—	2.4	(2.4)	NM	—	2.4	(2.4)	NM
Operating income (loss)	$5.0	$(7.6)	$12.6	165.8%	$68.5	$(1.2)	$69.7	NM
Operating margin	2.5%	—%			10.2%	—%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 28, 2022 increased by $58.1 million to $201.0 million, compared to $142.9 million in the prior fiscal year quarter. The increase in segment revenues was primarily driven by higher book fairs channel revenues of $49.0 million resulting from increased fair count and higher revenue per fair as schools reopened and resumed in-person learning. Book clubs channel revenues increased $5.4 million as a result of the Company's focus on clearing the backlog that arose during the second quarter. In the trade channel, revenues increased $3.7 million primarily due to increased sales of backlist titles and box sets from best-selling series, coupled with new releases from the Company's popular series, including Cat Kid Comic Club®, Wings of FireTM, The Baby-sitters Club® GraphixTM, Baby-sitters Little Sisters® GraphixTM, and Five Nights at Freddy’sTM.

Revenues for the nine months ended February 28, 2022 increased by $190.1 million to $669.3 million, compared to $479.2 million in the prior fiscal year period. The increase in segment revenues was primarily driven by higher book fairs channel revenues of $180.3 million resulting from increased fair count and higher revenue per fair as schools reopened and resumed in-person learning, particularly in the second and third quarters. Trade channel revenues increased $18.5 million primarily due to increased sales of backlist titles and box sets from best-selling series, including Dog Man and Harry Potter. New releases in the period ended February 28, 2022 included J.K. Rowling’s The Christmas Pig, Dav Pilkey's Cat Kid Comic Club®: Perspectives, and Tui T. Sutherland’s Wings of FireTM: The Brightest Night (Graphic Novel #5), as well as new releases from the Company's best-selling series, including The Baby-sitters Club® GraphixTM, Baby-sitters Little Sisters® GraphixTM, Five Nights at Freddy’sTM, The Bad GuysTM and I Survived. In addition, sales increased for specialty products within the Company's Klutz division, as well as the Make Believe IdeasTM business, which benefited from the launch of the plush product line, Sensory SnuggablesTM, and the improvement of the U.S. school-based channels in the second and third quarters. The revenue increase was partially offset by lower book clubs channel revenues of $8.7 million due to industry-wide labor shortages in the second quarter and a systems issue in the Company's fulfillment operations.

Cost of goods sold for the quarter ended February 28, 2022 was $102.5 million, or 51.0% of revenues, compared to $78.6 million, or 55.0% of revenues, in the prior fiscal year quarter. Cost of goods sold for the nine months

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
ended February 28, 2022 was $325.4 million, or 48.6% of revenues, compared to $256.3 million, or 53.5% of revenues, in the prior fiscal year period. The decrease in Cost of goods sold as a percentage of revenue for the three and nine months ended February 28, 2022 was primarily driven by lower royalty costs due to the increased book fairs channel revenues which have a higher mix of non-royalty bearing titles, partially offset by the increases in paper, printing and freight costs.

Other operating expenses for the quarter ended February 28, 2022 increased to $93.5 million, compared to $69.5 million in the prior fiscal year quarter. The $24.0 million increase was primarily attributable to higher employee-related costs, largely in the book fairs channel, as the Company increased headcount at the warehouses to meet the increased demand, coupled with higher costs due to labor shortages. In addition, the Company incurred higher warehouse-related costs, as certain book fair distribution facilities were temporarily closed in the prior fiscal year quarter, and recognized lower subsidies from COVID-related governmental retention programs in the quarter ended February 28, 2022.

Other operating expenses for the nine months ended February 28, 2022 increased to $275.4 million, compared to $221.7 million in the prior fiscal year period. The $53.7 million increase was primarily attributable to higher employee-related costs as the prior fiscal year period benefited from the employee furlough and reduced work week programs in the first quarter of the period, coupled with higher labor costs due to increased headcount at the warehouses to meet the increased demand and higher costs due to labor shortages. In addition, the Company incurred higher warehouse-related costs, as certain book fair distribution facilities were temporarily closed in the prior fiscal year period, and recognized lower subsidies from COVID-related governmental retention programs in the period ended February 28, 2022.

Asset impairments for the three and nine months ended February 28, 2021 were $2.4 million. In the prior fiscal year quarter, the Company committed to a plan to permanently close 12 of its 54 book fairs warehouses in the U.S. as part of the branch consolidation project, as a result of which the Company recognized an impairment expense of $2.4 million in the third quarter of fiscal 2021, primarily related to the ROU assets associated with these warehouse operating leases.

Segment operating income for the quarter ended February 28, 2022 was $5.0 million, compared to operating loss of $7.6 million in the prior fiscal year quarter. The $12.6 million improvement was primarily driven by the increased revenues in the book fairs channel as schools reopened, partially offset by increased costs related to labor, freight, paper and printing.

Segment operating income for the nine months ended February 28, 2022 was $68.5 million, compared to operating loss of $1.2 million in the prior fiscal year period. The $69.7 million improvement was primarily driven by the increased revenues in the book fairs channel as schools have reopened, coupled with increased trade channel revenues. The prior year's cost saving initiatives were partially offset by increased costs related to labor, freight, paper and printing, which the Company expects to continue to negatively impact the business.

Education Solutions

	Three months ended February 28,				Nine months ended February 28,
			$	%			$	%
($ amounts in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Revenues	$77.2	$66.3	$10.9	16.4%	$236.8	$187.4	$49.4	26.4%
Cost of goods sold	26.1	21.0	5.1	24.3%	86.4	65.3	21.1	32.3%
Other operating expenses (1)	38.0	35.6	2.4	6.7%	114.4	104.5	9.9	9.5%
Operating income (loss)	$13.1	$9.7	$3.4	35.1%	$36.0	$17.6	$18.4	104.5%
Operating margin	17.0%	14.6%			15.2%	9.4%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2022 increased to $77.2 million, compared to $66.3 million in the prior fiscal year quarter, resulting in an increase of $10.9 million. The increase in segment revenues was primarily driven by revenues from the newly launched New Worlds Reading Initiative with University of Florida’s Lastinger Center for Learning of $5.7 million. In addition, increased revenues were driven by higher sales of instructional products and programs, primarily Scholastic Bookroom, and professional learning services, coupled with increased circulation revenue from the Magazines+ business. The revenue increase was partially offset by lower

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
revenues from the Company's teaching resources business, which benefited in the prior fiscal year quarter as parents used these products to supplement remote and hybrid learning resulting from COVID-19.

Revenues for the nine months ended February 28, 2022 increased to $236.8 million, compared to $187.4 million in the prior fiscal year period, resulting in an increase of $49.4 million. The increase in segment revenues was primarily driven by higher sales of instructional products and programs, including the recently launched early childhood curriculum program PreK On My Way, Scholastic Bookroom, the Company's summer learning product offerings, and Scholastic Literacy. Increased revenues were also driven by the Company’s new Rising Voices Library offering, which meets the increasing demand for culturally responsive content and instruction, and the newly launched New Worlds Reading Initiative with University of Florida’s Lastinger Center for Learning. In addition, increased circulation revenue from the Magazines+ business and increased sales of professional learning services and the Company's digital products, primarily Scholastic Literacy Pro® and Scholastic F.I.R.S.T.®, contributed to the increase in segment revenues. The revenue increase was partially offset by lower revenues from the Company's teaching resources business, which benefited in the prior fiscal year period as parents used these products to supplement remote and hybrid learning resulting from COVID-19, and lower revenues from the custom publishing business which was phased out in the prior fiscal year.

Cost of goods sold for the quarter ended February 28, 2022 was $26.1 million, or 33.8% of revenues, compared to $21.0 million, or 31.7% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues in the third quarter was primarily attributable to the higher product cost associated with Scholastic Bookroom products and delivery of professional learning services, which have increased sales in the current quarter, coupled with increased paper, printing and freight costs.

Cost of goods sold for the nine months ended February 28, 2022 was $86.4 million, or 36.5% of revenues, compared to $65.3 million, or 34.8% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues in the period was primarily attributable to the higher product cost associated with Scholastic Bookroom products and delivery of professional learning services, which have increased sales in the period, coupled with increased paper, printing and freight costs. In addition, higher royalty costs associated with Scholastic Literacy Pro digital products and the Company's summer learning product offerings contributed to the increase, partially offset by the benefit from higher revenue per unit shipped.

Other operating expenses for the quarter ended February 28, 2022 were $38.0 million, compared to $35.6 million in the prior fiscal year quarter. The increase in Other operating expenses was primarily related to higher employee-related costs due to inflationary pressures on labor costs.

Other operating expenses for the nine months ended February 28, 2022 increased to $114.4 million, compared to $104.5 million in the prior fiscal year period. The increase in Other operating expenses was primarily related to higher employee-related costs as the prior fiscal year period benefited from employee furlough and reduced work week programs in the first quarter of that period that did not reoccur in the period ended February 28, 2022, in addition to inflationary pressures on labor costs.

Segment operating income for the quarter ended February 28, 2022 was $13.1 million, compared to $9.7 million in the prior fiscal year quarter. The $3.4 million improvement was primarily driven by increased revenues from the newly launched New Worlds Reading Initiative in Florida, coupled with higher sales of instructional products and programs and professional learning services, as well as increased circulation revenue from the Magazines+ business. The revenue increase was partially offset by increased costs related to labor, freight, paper and printing, which the Company expects to continue to impact the business.

Segment operating income for the nine months ended February 28, 2022 was $36.0 million, compared to $17.6 million in the prior fiscal year period. The $18.4 million improvement was primarily driven by higher revenues as a result of increased sales of instructional products and programs, professional learning services and digital products, as well as higher circulation revenue from the Magazines+ business. In addition, increased revenues were driven by the Company's new Rising Voices Library offering and the newly launched New Worlds Reading Initiative in Florida. The revenue increase was partially offset by increased costs related to labor, freight, paper and printing, which the Company expects to continue to impact the business.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
International

	Three months ended February 28,				Nine months ended February 28,
			$	%			$	%
($ amounts in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Revenues	$66.3	$68.3	$(2.0)	(2.9)%	$222.4	$232.3	$(9.9)	(4.3)%
Cost of goods sold	38.3	38.0	0.3	0.8%	125.4	123.6	1.8	1.5%
Other operating expenses (1)	33.0	31.3	1.7	5.4%	95.0	87.0	8.0	9.2%
Operating income (loss)	$(5.0)	$(1.0)	$(4.0)	NM	$2.0	$21.7	$(19.7)	(90.8)%
Operating margin	—%	—%			0.9%	9.3%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended February 28, 2022 decreased to $66.3 million, compared to $68.3 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $0.4 million, coupled with an unfavorable foreign exchange impact of $1.6 million. The decrease in segment revenues was primarily driven by lower local currency revenues in Asia of $3.7 million as the local markets continued to be impacted by COVID related shutdowns and recently adopted restrictive regulations in China, resulting in lower direct-to-home sales as well as lower trade and school channel sales. In addition, export channel revenues decreased by $0.4 million as compared to the prior fiscal year quarter. The decrease in segment revenues was partially offset by higher revenues in Canada, the UK and Australia and New Zealand. In Canada, local currency revenues increased $3.0 million driven by increased sales across all channels as it continues to recover from the pandemic. In the UK, local currency revenues increased by $0.4 million primarily driven by the pandemic recovery in the book fairs channel. Australia and New Zealand local currency revenues increased by $0.3 million primarily in the Australian book fairs channel as additional lockdowns imposed by the COVID variant began to lift.

Revenues for the nine months ended February 28, 2022 decreased to $222.4 million, compared to $232.3 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations decreased by $14.7 million, partially offset by a favorable foreign exchange impact of $4.8 million. In Asia, local currency revenues decreased $14.2 million as the local markets continued to be impacted by COVID related shutdowns and the restrictive regulations in China, resulting in lower direct-to-home sales as well as lower trade and school channel sales. Australia and New Zealand local currency revenues decreased $8.9 million across all channels, due to additional lockdowns imposed by the COVID variant in the current fiscal year which began to be lifted during the third quarter. In the UK, local currency revenues decreased by $0.9 million primarily due to lower trade and book clubs channel sales and increased book fair incentive program credits as issuances outpaced redemptions, which more than offset the increased sales in the book fairs channel resulting from the increased demand as schools reopened. In addition, export channel revenues decreased $1.2 million as compared to the prior fiscal year period. The decrease in segment revenues was partially offset by higher local currency revenues in Canada of $10.5 million driven by increased sales across all channels, particularly in the book fairs and book clubs channels as schools reopened.

Cost of goods sold for the quarter ended February 28, 2022 was $38.3 million, or 57.8% of revenues, compared to $38.0 million, or 55.6% of revenues, in the prior fiscal year quarter. Cost of goods sold for the nine months ended February 28, 2022 was $125.4 million, or 56.4% of revenues, compared to $123.6 million, or 53.2% of revenue, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenue in the three and nine months ended February 28, 2022 was driven by higher fulfillment costs, primarily in Australia, New Zealand and the UK, coupled with higher freight costs across all locations.

Other operating expenses for the quarter ended February 28, 2022 were $33.0 million, compared to $31.3 million in the prior fiscal year quarter. Other operating expenses increased $1.7 million primarily driven by lower government subsidies related to COVID-related governmental retention programs in Canada, the UK, Australia and New Zealand, which decreased by $2.4 million as compared to the prior fiscal year quarter, as well as lower equity investment income. In addition, the UK recognized branch consolidation costs of $0.3 million in the quarter ended February 28, 2022.

Other operating expenses for the nine months ended February 28, 2022 were $95.0 million, compared to $87.0 million in the prior fiscal year period. Other operating expenses increased $8.0 million primarily driven by lower government subsidies related to COVID-related governmental retention programs in Canada, the UK, Australia

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
and New Zealand, which decreased by $8.9 million to $1.4 million as compared to $10.3 million in the prior fiscal year period, as well as lower equity investment income. In addition, the Company incurred higher employee-related expenses as the prior fiscal year period benefited from employee furlough and reduced work week programs in the first quarter of that period that did not reoccur in the period ended February 28, 2022. This increase was partially offset by lower severance expense related to restructuring programs, which decreased by $1.8 million to $0.7 million, compared to $2.5 million in the prior fiscal year quarter.

Segment operating loss for the quarter ended February 28, 2022 was $5.0 million, compared to $1.0 million in the prior fiscal year quarter. The decrease was primarily driven by lower revenues in Asia, coupled with lower subsidies from COVID-related governmental employee retention programs and higher freight costs.

Segment operating income for the nine months ended February 28, 2022 was $2.0 million, compared to $21.7 million in the prior fiscal year period. The decreases was primarily driven by lower revenues across all locations except Canada, coupled with higher freight costs and lower subsidies from COVID-related governmental employee retention programs. The Company expects increased costs related to labor, freight, paper and printing to continue to negatively impact the business.

Overhead

Unallocated overhead expense for the quarter ended February 28, 2022 increased by $7.3 million to $32.6 million, from $25.3 million in the prior fiscal year quarter. The increase was primarily attributable to higher unallocated employee-related expenses at the Company’s Jefferson City, Missouri distribution facility, in addition to higher severance expense and related charges from the Company's restructuring programs, which increased by $1.8 million to $2.4 million compared to $0.6 million in the prior fiscal year quarter. This was partially offset by the $8.5 million asset impairment related to the leased office space in New York City in connection with the consolidation into the company-owned New York City headquarters that occurred in the prior fiscal year quarter.

Unallocated overhead expense for the nine months ended February 28, 2022 increased by $4.1 million to $74.6 million, from $70.5 million in the prior fiscal year period. The increase was primarily attributable to higher employee-related expenses due to unallocated expenses at the Company’s Jefferson City, Missouri distribution facility as well as the prior fiscal year employee furlough and reduced work week programs and the COVID-related governmental employee retention credit, which resulted in lower employee-related expenses and did not reoccur in the period ended February 28, 2022. The increase was partially offset by lower severance expense and related charges from the Company's restructuring programs, which decreased by $10.5 million to $5.0 million compared to $15.5 million in the prior fiscal year period, coupled with $6.6 million of insurance recoveries received in the period ended February 28, 2022 related to an intellectual property legal settlement accrued in fiscal 2021. The prior fiscal year quarter also included the $8.5 million asset impairment related to the leased office space in New York City in connection with the consolidation into the company-owned New York headquarters.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the first and fourth quarters. Trade sales can vary throughout the year due to varying release dates of published titles. Presently, there remain uncertainties concerning the timing of and any patterns which may emerge with respect to school instruction, whether in-school, remote or hybrid for the school year, and the nature and continuing magnitude of the negative impact of COVID-19 into and beyond the fourth quarter of fiscal 2022.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Liquidity and Capital Resources

Cash provided by operating activities was $178.5 million for the nine months ended February 28, 2022, compared to $36.5 million for the prior fiscal year period, representing an increase in cash provided by operating activities of $142.0 million. The increase in cash provided was primarily driven by the increase in revenues, primarily in the book fairs channel and the Education Solutions segment, resulting in higher cash collections, in addition to the federal income tax refund of $63.1 million and insurance recoveries of $6.6 million related to the intellectual property legal settlement, both received in the first fiscal year quarter. This was partially offset by the $20.0 million payment for the intellectual property legal settlement accrued in fiscal 2021, higher employee related costs due to inflationary pressures, and higher inventory purchases. Due to supply chain difficulties, the Company is currently ordering inventory in advance of anticipated demands, allowing for longer manufacturing and transportation lead times.

Cash used in investing activities was $30.5 million for the nine months ended February 28, 2022, compared to cash used in investing activities of $34.9 million in the prior fiscal year period, representing a decrease in cash used in investing activities of $4.4 million. The decrease in cash used was driven by lower capital expenditures of $9.1 million as the Company continued to limit spending to strategic investments in key growth areas of the business and in technology, both internal and customer-facing, to allow it to operate with greater efficiency. This was partially offset by net proceeds from the sale of the Lake Mary facility of $10.4 million in the period ended February 28, 2022 which were lower than the aggregate net proceeds from the sales of the Danbury and Southam facilities of $17.4 million which benefited the prior fiscal year period.

Cash used in financing activities was $202.9 million for the nine months ended February 28, 2022, compared to cash used in financing activities of $46.2 million for the prior fiscal year period, representing an increase in cash used in financing activities of $156.7 million. The increase in cash used is primarily related to repayments of borrowings under the U.S. credit agreement of $175.0 million during the nine months ended February 28, 2022, which resulted in no outstanding borrowings as of February 28, 2022. In addition, the Company reacquired $19.5 million of common stock with no such repurchases in the prior fiscal year period during which the repurchase program was suspended. The increase in cash used was partially offset by net proceeds from stock option exercises of $9.6 million in the current fiscal year period.

Cash Position

The Company’s cash and cash equivalents totaled $308.9 million at February 28, 2022, $366.5 million at May 31, 2021 and $353.2 million at February 28, 2021. Cash and cash equivalents held by the Company’s U.S. operations totaled $266.5 million at February 28, 2022, $318.0 million at May 31, 2021 and $305.9 million at February 28, 2021.

Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. As a precautionary measure in the context of the COVID-19 pandemic, the Company had accessed its committed bank credit facility in the fourth quarter of fiscal 2020 by taking a U.S. dollar LIBOR-based advance for $200.0 million. The Company has repaid these borrowings and there are no outstanding borrowings under the U.S. credit agreement as of February 28, 2022.

On October 27, 2021, the U.S. credit agreement was amended and restated, which, among other things, increased the borrowing limit from $250.0 million to $300.0 million and extended the maturity to October 27, 2026. See Note 5 of Notes to the Financial Statements - Unaudited in Item 1, "Financial Statements," for more information concerning the U.S. credit agreement.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company has lifted the temporary suspension of its open-market buy-back program under which $47.7 million remained available for future purchases of common shares as of February 28, 2022. During the nine months ended February 28, 2022, the Company repurchased $19.5 million of common stock, which includes a privately negotiated transaction with a related

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
party for 300,000 shares at a discount to market price. See Note 18 of Notes to the Financial Statements - Unaudited in Item 1, "Financial Statements," for more information concerning the related party transaction.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases as appropriate in the context of COVID-19 considerations. As of February 28, 2022, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $308.9 million, cash from operations and the Company's U.S. credit agreement and UK loan agreements. As indicated above, the U.S. credit agreement was amended and restated on October 27, 2021, which increased the borrowing limit from $250.0 million to $300.0 million. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. credit agreement and its loan agreements in the UK total $306.9 million, less borrowings of $6.9 million and commitments of $0.4 million, resulting in $299.6 million of availability. Additionally, the Company has short-term credit facilities of $37.7 million, less current borrowings of $6.8 million and commitments of $3.9 million, resulting in $27.0 million of current availability under these facilities at February 28, 2022. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities, taking COVID-19 into consideration.

Financing

The Company is party to the U.S. credit agreement, the UK loan agreements and certain credit lines with various banks as described in Note 5 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had no outstanding borrowings under the U.S. credit agreement as of February 28, 2022. As indicated above, on October 27, 2021, the Company amended and restated the U.S. credit agreement, which included an increase in the maximum commitments and extension of the maturity date. On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 million to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan has a maturity date of July 31, 2022. As of February 28, 2022, the Company had $2.7 million outstanding on the loan. On January 24, 2020, Scholastic Limited UK entered into a term loan facility to fund the construction of the new UK facility in Warwickshire. As of February 28, 2022 the borrowing limit was £3.2 million. The loan has a maturity date of July 31, 2022. As of February 28, 2022, the Company had $4.2 million outstanding on the loan and no remaining available credit under this facility.

The Company is party to loan agreements, notes or other documents or instruments which reference the London Interbank Offered Rate, or LIBOR, as the benchmark interest rate index used to set the borrowing rate on certain short-term and variable-rate loans or advances. The ICE Benchmark Administration (IBA) ceased the publication of 1-week and 2-month USD LIBORs effective December 31, 2021 and will cease overnight, 1-month, 3-month, 6-month and 12-month LIBORs effective June 30, 2023. The Company is working with its financial institutions to replace USD LIBOR with alternative reference rates in financial contracts as they mature, or as the Company requires.

The markets have provided several replacements for USD LIBOR, including the Bloomberg Short-Term Bank Yield Index (BSBY) and the ARRC’s Secured Overnight Financing Rate (SOFR), either of which will be made available to the Company by its agent banks as a substitute for USD LIBOR. The Company does not believe that the change in reference rates will have any material effect on its ability to access the credit markets under its existing financing agreements, or its ability to modify or amend financial contracts, if required.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 28, 2022. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of February 28, 2022:

($ amounts in millions)	Fiscal Year Maturity
	2022(1)	2023	2024	2025	2026	Thereafter	Total	Fair Value at 2/28/2022
Debt Obligations
Lines of credit and current portion of long-term debt	$6.8	$6.9	$—	$—	$—	$—	$13.7	$13.7
Average interest rate	5.1%	2.8%	—	—	—	—
(1) Fiscal 2022 includes the remaining three months of the current fiscal year ending May 31, 2022.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2022, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended February 28, 2022:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
December 1 through December 31, 2021	20,700	37.43	20,700	$62.3
January 1 through January 31, 2022 (ii)	312,434	40.65	312,434	49.6
February 1 through February 28, 2022	45,257	41.56	45,257	47.7
Total	378,391		378,391	$47.7

(i) Represents the amount remaining at February 28, 2022 under the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 12 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations.

(ii) Includes 300,000 shares repurchased from a related party in a privately negotiated transaction at a discount to market price. See Note 18 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for details regarding the related party transaction.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1	Share Repurchase Agreement between Scholastic Corporation and the Preliminary co-Executors of the Estate of M. Richard Robinson, Jr., effective January 12, 2022.

10.2*	Offer of Employment Letter between Scholastic Corporation and Mary Beech, effective January 4, 2022.

10.3*	Supplemental Incentive Bonus Plan Agreement between Scholastic Corporation and Rosamund M. Else-Mitchell, effective February 8, 2022.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2022 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED February 28, 2022
Exhibits Index

Exhibit Number	Description of Document

10.1	Share Repurchase Agreement between Scholastic Corporation and the Preliminary co-Executors of the Estate of M. Richard Robinson, Jr., effective January 12, 2022.

10.2*	Offer of Employment Letter between Scholastic Corporation and Mary Beech, effective January 4, 2022.

10.3*	Supplemental Incentive Bonus Plan Agreement between Scholastic Corporation and Rosamund M. Else-Mitchell, effective February 8, 2022.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2022 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: March 18, 2022	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2022	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)