Form 10-K
period 2022-05-31
SCHOLASTIC CORP
filed 2022-07-22
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	May 31, 2022	Commission File No.	000-19860
Scholastic Corporation
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 343-6100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2021, was approximately $1,113,661,114. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2022 was as follows:

Title of each class	Number of shares outstanding as of June 30, 2022
Common Stock, $0.01 par value	32,473,063
Class A Stock, $0.01 par value	1,656,200

Documents Incorporated By Reference

    Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2022.

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

Segments

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education Solutions; and International.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

(Amounts in millions)
	2022	2021	2020
Children’s Book Publishing and Distribution	$946.5	$675.0	$881.7
Education Solutions	393.6	312.3	287.3
International	302.8	313.0	318.1
Total	$1,642.9	$1,300.3	$1,487.1

Additional financial information relating to the Company’s reportable segments is included in Note 3, "Segment Information", of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(57.6% of fiscal 2022 revenues)

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

The Company distributes promotional materials containing order forms to classrooms in the vast majority of the pre-K to grade 8 schools in the United States. Classroom teachers who wish to participate in a school-based book club provide the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. Approximately 46% of kindergarten ("K") to grade 5 elementary school teachers in the United States who received promotional materials in fiscal 2022 participated in the Company’s school-based book clubs. In fiscal 2022, approximately 97% of total book club revenues were placed via the internet through the Company’s online ordering platform, which allows parents, as well as teachers, to order online, with approximately 57% of such revenues being placed by parents via the Company's online ordering platform. Alternatively, the teacher may manually aggregate the students’ orders and forward them to the Company. Products are typically shipped to the classroom for distribution to the students. Teachers who participate in book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

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

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, on-line retailers and mass merchandisers primarily in the United States. Scholastic’s original publications include Harry Potter™, The Hunger Games®, The Bad Guys™, The Baby-Sitters Club® graphic novels, The Magic School Bus®, Captain Underpants®, Dog Man®, Wings of Fire™, Cat Kid Comic Club®, Goosebumps® and Clifford The Big Red Dog®, and licensed properties such as Peppa Pig® and Pokemon®. In addition, Klutz® and Make Believe Ideas™ publish and create “books plus” and novelty products for children, including titles such as Pastel Studio, Mini Clay World Candy Cart, LEGO® Gear Bots and titles in the Never Touch series.

The Company’s trade organization focuses on publishing, marketing and selling books to bookstores, on-line retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies books for the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Top selling titles in the trade division during fiscal 2022 included The Christmas Pig, Cat Kid Comic Club: Perspectives, Cat Kid Comic Club: On Purpose, Wings of Fire Book 15: The Flames of Hope, The Baby-Sitters Club Graphic Novel #10: Kristy and the Snobs, and Harry Potter and the Chamber of Secrets: MinaLima Edition.

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

Scholastic is also a leading publisher of quality children’s reference and non-fiction products sold primarily to schools and libraries in the United States. These products include non-fiction books published in the United States under the imprints Children’s Press® and Franklin WattsTM.
EDUCATION SOLUTIONS

(24.0% of fiscal 2022 revenues)

The Education Solutions segment includes the publication and distribution to schools and libraries of children’s books, other print and on-line reference, non-fiction and fiction focused products, classroom magazines and classroom materials for core and supplemental literacy instruction, as well as consulting services and related products supporting professional development for teachers and school and district administrators, including professional books, coaching, workshops and seminars which in combination cover grades pre-K to 12 in the United States.

Scholastic Literacy
In the spring of 2019, the Company launched Scholastic LiteracyTM, a comprehensive approach to core literacy for students in kindergarten to grade 6 that includes curriculum materials in both digital and print. Scholastic Literacy's instructional methodology leads to responsive teaching in three classroom configurations: (1) to students with teacher-led whole class instruction; (2) with children through teacher-facilitated small group differentiated instruction; and (3) by students through independent reading practice and mastery. The Company believes that the Scholastic Literacy core curriculum reading program contains a number of key differentiators, including the highest volume of authentic and culturally-relevant texts in the market and data to inform responsive, personalized instruction for students, which will help it continue to gain traction in the market.
PreK On My Way
During the summer of 2021, the Company launched PreK On My WayTM, an early childhood curriculum program designed to help children develop fundamental language, literacy, and math skills through literature and activities that explore content areas such as science, social studies, technology, fine arts, and physical development. PreK On My Way provides teachers with resources to engage their students in educationally rich, hands-on, and diverse activities throughout the academic year with easy-to-use print and digital materials that prepare them for success in kindergarten and beyond.

Supplemental
The Company is a leading provider of classroom libraries and paperback collections, including best-selling titles and leveled books for guided reading, to individual teachers and other educators and schools and school district customers. Additionally, the Company provides books to community-based organizations and other groups engaged in literacy initiatives through Scholastic Family and Community Engagement (FACE)TM. Professional consulting services are also provided to support academic leadership with training on a multitude of topics, ranging from product implementation to engaging with families and communities. Scholastic helps schools build classroom collections of high quality, award-winning books for every grade, reading level and multicultural background, including the Company’s new Rising Voices Library® offering, which meets the increasing demand for culturally responsive content and instruction. Scholastic serves customer needs with customized support for literacy instruction, by providing comprehensive literacy programs which include print and digital content, as well as providing assessment tools. These materials are designed to support instruction based teaching and learning, and are generally purchased by district and school leadership, both directly from the Company and through teacher stores and booksellers, including the Company's on-line teacher store (www.scholastic.com/teacherstore), which provides professional books and other educational materials to teachers and other educators.
Scholastic is also the leading publisher of classroom magazines, Scholastic Magazines+TM. Teachers in grades pre-K to 12 use the Company’s 33 classroom magazines, including Scholastic News®, Scholastic Scope®, Storyworks®, Let's Find Out® and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including current events, literature, math, science, social studies and foreign languages. These offerings provide schools with substantial non-fiction material, which is required to meet new higher educational standards. Each magazine has its own website with online digital resources that supplement the print materials, as well as providing access to the magazine in a digital format. A "digital only" subscription to the magazine is also offered. Scholastic’s classroom magazine circulation in the United States in fiscal 2022 was approximately 13.5 million, with approximately 80% of the circulation in grades pre-K to 6. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance. Also included in the segment is the

Company's custom publishing business, which was phased out, or in some cases, assigned to other business units for particular clients.
INTERNATIONAL
(18.4% of fiscal 2022 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Major Markets, which include Canada, the United Kingdom, Ireland, Australia, and New Zealand, as well as in India, Singapore and other parts of Asia including Malaysia, Thailand, the Philippines, Indonesia, Hong Kong, Taiwan, Korea and Japan. The Company has branches in the United Arab Emirates and Colombia, a business in China that supports English language learning and also sells products in approximately 130 international locations through its export business. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, digital educational resources and other materials through school-based book clubs, school-based book fairs and trade channels; and produce and distribute magazines and on-line subscription services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by many of these operations have received awards for excellence in children’s literature. In Asia, the Company also operates a franchise program for tutorial centers that provide English language training to students, primarily in China.

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

Asia

The Company’s Asian operations consist of initiatives for educational publishing programs based out of Singapore. In addition, the Company operates school-based marketing channels throughout Asia; publishes original titles in English and Hindi languages in India, including specialized curriculum books for local schools; conducts reading improvement programs inside local schools in the Philippines; and operates a franchise program for English language tutorial centers in China in cooperation with local partners, which were temporarily closed to limit the spread of the coronavirus.

In fiscal 2022, the Company committed to a plan to exit its direct sales business in Asia, which has traditionally sold English language and early childhood learning materials through a network of independent sales representatives in India, Indonesia, Malaysia, the Philippines, and Thailand and engaged in direct sales business activities, both in shopping malls and door-to-door.

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

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE (ESG)

Environmental Responsibility
Paper consumption is the Company's largest environmental concern and although the Company creates engaging digital content, educators and parents agree that physical books are the best way to engage and teach young children how to read and become avid readers into adulthood. The Company maintains a procurement policy that extends purchasing preference to products and suppliers that are aligned with the Company's environmental goals such as sustainable forestry practices, efficient use of resources, including the use of recycled paper and materials, clean manufacturing practices, economic viability and credible reporting and verification. The Company expects all paper manufactured for Scholastic product to be free of unacceptable sources of fiber as described by the Forest Stewardship Council (FSC) controlled wood standard. The Company has a preference for FSC-certified paper and continues to maintain a minimum goal of 60% of paper purchases for publications to be FSC-certified.

Social Responsibility
Promoting literacy has been at the core of Scholastic's mission since the founding of the Company over 100 years ago. The Company's business is focused around providing engaging educational content to help improve childhood literacy. In the United States, during fiscal 2022, the Company distributed over 500 million books and educational materials and, through the book fairs channel, schools earned over $200 million in proceeds in cash and incentive program credits primarily used for books, supplies and other classroom-related materials. The Company also worked with more than 80 partners to sponsor over 700 books fairs in high-need schools, ensuring that each child that participated in these fairs left with a book at no cost.

In addition to its core business, the Company supports the following initiatives and programs:
•serving as the presenting sponsor of the Scholastic Art & Writing Awards, the largest creative scholarship program in the country, providing direct scholarships to approximately 150 students in fiscal year 2022.
•The Scholastic Possible Fund, established by the Company to provide donations of quality books to children in underserved communities and in communities recovering from crises or natural disasters with the goal of improving global literacy, donating more than 1 million books and over $500,000 in cash to partners such as Save the Children, the National Book Foundation and Toys for Tots in fiscal year 2022.
•providing teachers with a free platform, ClassroomsCount™, to raise funds for books and reading materials for their classrooms.

Governance
Scholastic selects board members with diverse and relevant backgrounds to provide the right expertise and oversight to management. The Human Resources and Compensation Committee of the Board of Directors (“HRCC") provides oversight on human capital matters. The HRCC is responsible for evaluating executive compensation, senior management selection, retention and succession planning and human resources strategies in respect to general employee benefit programs (including retirement plan programs) as well as talent management. For detailed background information on senior management and the Board of Directors visit the Company's "About Us" section of the Scholastic home page https://www.scholastic.com/home or use the following link https://www.scholastic.com/aboutscholastic/senior-management/.

Human Capital
As of May 31, 2022, the Company had approximately 6,880 employees, of which 5,090 were located in the United States and 1,790 outside the United States. Globally, approximately 75% of its employees are employed on a full-time basis, 19% part-time, and 6% seasonal. The seasonal employees are largely associated with the school-based businesses which are dependent on the fall and spring seasons when schools are in session.

The table below represents the approximate number of employees by business channel and function.

	Full-time	Part-time	Seasonal	Total
Central Functions[1]	670	10	—	680
Primary U.S. Warehouse	1,220	300	10	1,530
Book Fairs Warehouses	830	700	180	1,710
Book Fairs	280	20	40	340
Book Clubs	60	—	—	60
Trade	210	—	—	210
Education Solutions	460	100	—	560
International	1,140	70	—	1,210
International Warehouses	280	90	210	580
Total	5,160	1,290	430	6,880
[1] Includes functions such as finance, accounting, executive, information technology, human resources, legal, and inventory demand planning.

Diversity, Equity, Inclusion and Belonging
The Company is committed to diverse representation in the books, authors and illustrators that it publishes in its trade and educational groups. The Company offers age-appropriate books and content featuring storylines and characters that positively represent a wide range of cultures, ethnicities and race, sexual orientation and gender identity, individuals with physical, mental, and emotional exceptionalities, other historically underrepresented groups, and portrayals of varying family structures. The Company applies this same commitment to its selection process for book fairs and books clubs when reviewing content from partner publishers.

In fiscal 2021, the Diversity, Equity, Inclusion and Belonging Task Force was created to advance the Company's goals in three priority focus areas: People and Culture focusing on creating an inclusive workplace culture, enabling ongoing internal education, and increasing overall staff diversity; Publishing and Education focusing on promoting equity, social justice, representation and civic understanding in the classroom and in the world; and Procurement and Purchasing with a focus on expanding supplier diversity and sourcing from minority-owned businesses.

The Company will continue to build on its credo and commitment to the individual worth of each and every child, regardless of race, sexual orientation, gender identity and expression, economic, political, attitudinal, neurodiverse, religious or demographic background and to inspire everyone who works at the Company with contemporary employee policies and programs dedicated to creating a safe, inclusive environment where every employee can be heard and feel respected.

Compensation and Benefits
The Company is committed to helping its employees and their families lead healthy productive lives. The Company's benefits packages and wellness programs help its employees succeed at work and at home. The Company offers comprehensive compensation and benefits packages designed to attract, retain and recognize its employees and is committed to achieving pay equity and aligning rewards to performance. The Company's benefits program provides an array of flexible plans to meet the needs of eligible employees, which includes, among other things, medical, dental and vision plans, health management and incentive programs, flexible spending arrangements, life and disability insurance, retirement plans, work/life balance programs, 401k contribution matching, an employee discount program including discounts on Scholastic products and an Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees the opportunity to purchase Scholastic common stock at a discount. The Company also provides eligible employees paid time off, in addition to volunteer hours to enable involvement in community affairs.

Learning and Development
Successful execution of the Company's strategy is dependent on attracting, retaining and developing employees and members of its management teams. The Company's learning and development program enhances current and future organizational effectiveness by identifying skill gaps and assessing needs that can be supported by providing high quality educational and developmental programs that are strategic, measurable, effective, and serve to increase employees’ skills, knowledge, and effectiveness. In addition to annual trainings on key topics including compliance, ethics and integrity and information security, employees have access to the Scholastic Learning Center, a learning portal that includes self-paced online courses, books, and videos, as well as virtual and live instructor-led opportunities.

Health and Safety
The safety and well-being of the Company's employees, customers, and community is a top priority. The Company has a safety program in place that focuses on policies and training programs to prevent injuries and incidents in the distribution centers. In response to the COVID-19 pandemic, the Company has implemented continuing additional safety measures in all its offices and facilities, including work from home flexibility for non-site specific roles, enhanced cleaning protocols, and health monitoring and temperature screening of employees.

EXECUTIVE OFFICERS

The following individuals have been determined by the Board of Directors to be the executive officers of the Company. Each such individual serves in his or her position with Scholastic until such person’s successor has been elected or appointed and qualified or until such person’s earlier resignation or removal.

Name	Age	Employed by Registrant Since	Previous Position(s) Held as of July 22, 2022
Peter Warwick	70	2021	President and Chief Executive Officer (since 2021); Board of Directors Member (since 2014); Chief People Officer of Thomson Reuters (2012 - 2018).
Kenneth J. Cleary	57	2008	Chief Financial Officer (since 2017); Senior Vice President, Chief Accounting Officer (2014-2017); Vice President, External Reporting and Compliance (2008-2014).
Andrew S. Hedden	81	2008	Executive Vice President, General Counsel and Secretary (since 2008).
Iole Lucchese	55	1991	Chair of the Board of Directors (since 2021); Executive Vice President (since 2016); Chief Strategy Officer (since 2014); President, Scholastic Entertainment (since 2018); President, Scholastic Canada (2016).
Sasha Quinton	44	2020	Executive Vice President and President, Scholastic Book Fairs (since 2020); Vice President & GMM, Bookstore, Barnes and Noble, Inc. (2019); Senior Vice President, Marketing and Procurement, ReaderLink Distribution Services (2017-2019); Vice President, Marketing and Procurement, ReaderLink Distribution Services (2014-2017).
Rosamund M. Else-Mitchell	52	2021	President, Education Solutions (since 2021); Houghton Mifflin Harcourt - Chief Learning Officer & General Manager (2017 -2019), Executive Vice President, Professional Services (2015-2019).

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

Item 1A | Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents that the Corporation files with the SEC are risks that should be considered in evaluating the Corporation’s common stock, as well as risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this Report and in other public statements the Company makes. Additionally, because of the following risks and uncertainties, as well as other variables which may affect the Company’s operating results in the conduct of its business, the Company’s past financial performance should not be considered an indicator of future performance. It is further noted that the Company’s operating results for the fiscal years ended May 31, 2020 and 2021, and fiscal 2022 to a lesser extent, also reflect the direct effects of the COVID-19 pandemic on the businesses of the Company during those fiscal years.

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

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the trade, educational and media markets for children. In particular, the Company’s educational publishing business may be adversely affected by budgetary restraints and other changes in educational funding as a result of new policies which could be implemented at the federal level or otherwise resulting from new legislation or regulatory action at the federal, state or local level, or by changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will be successful in continuing to obtain sales of its educational programs and materials from any available funding. Further, changes in educational practices affecting structure or content of educational materials or requiring adaption to new learning approaches, particularly in grades pre-K through 6, as well those which may arise from new legislation or policies at the state or local level and be directed at content or teaching methodologies, to which the Company is unable to successfully adapt could result in a loss of business resulting in an adverse effect on the Company's business and financial performance. In addition, in a highly politicized environment, the content of some of the product being sold by the Company could become controversial, negatively impacting sales made to or through partnerships with government agencies or through sponsorships and funding programs.

Increases in certain operating costs and expenses, which are beyond our control and can significantly affect our profitability, could adversely affect our operating performance.

The Company’s major expense categories include employee compensation, printing, paper and distribution (such as postage, shipping and fuel) costs. Compensation costs are influenced by general economic factors, including those affecting costs of health insurance, postretirement benefits and any trends specific to the employee skill sets that the Company requires. Current shortages for warehouse labor, driver labor and other required skills, as well as labor supply chain issues, such as union strikes, may cause the Company's costs to increase beyond increases currently expected.

Paper prices fluctuate based on worldwide demand and supply for paper in general, as well as for the specific types of paper used by the Company. The Company is also subject to inflationary pressures on printing, paper, transportation and labor costs. While the Company has taken steps to manage and budget for certain expected operating cost increases, if there is a significant disruption in the supply of paper or a significant increase in paper costs, or in its shipping or fuel costs, beyond those currently anticipated, which would generally be beyond the control of the Company, or if the Company’s strategies to try to manage these costs, including additional cost savings initiatives, are ineffective, the Company’s results of operations could be adversely affected. In addition, supplier bankruptcy may cause price increases for the Company.

We maintain an experienced and dedicated employee base that executes the Company’s strategies. Failure to attract, retain and develop this employee base could result in difficulty with executing our strategy.

The Company’s employees, notably its senior executives and editorial staff members, have substantial experience in the publishing and education markets. In addition, the Company continues in the process of implementing a strategic information technology transformation process, requiring diverse levels of relevant expertise and experience. If the Company were unable to continue to adequately maintain and develop a workforce of this nature meeting the foregoing needs, including the development of new skills in the context of a rapidly changing business environment created by technology, involving new business processes and increased access to data and data analytics, it could negatively impact the Company’s operations and growth prospects. Additionally, high industry-wide demand for truck drivers may impact the Company's ability to hire and retain adequate staffing levels to deliver book fairs in the number anticipated.

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

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful trade publishing, educational, and media products and services, including digital products and services, for its customers, as well as to adapt its print and other materials to new digital technologies, including the internet cloud technologies, tablets, mobile and other devices and school-based technologies. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company anticipates or has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, the markets are continuing to develop and the Company may be unsuccessful in establishing itself as a significant factor in any relevant market segment which does develop. Many aspects of markets which could develop for children and schools, such as the nature of the relevant software and devices or hardware, the size of the market, relevant methods of delivery and relevant content, as well as pricing models, are still evolving and will, most likely, be subject to change on a recurring basis until a pattern develops and becomes more defined. In addition, the Company faces market risks associated with systems development and service delivery in its evolving school ordering and ecommerce businesses, as well as in responding to changes in how schools plan to utilize technology for virtual or remote learning and the associated impact on the demand for printed materials in schools.

Our financial results would suffer if we fail to successfully differentiate our offerings and meet market needs in school-based book fairs and book clubs, two of our core businesses.

The Company’s school-based book fairs and book clubs businesses produce a substantial amount of the Company’s revenues. The Company is subject to the risks that it will not successfully continue to develop and execute new promotional strategies for its school-based book fairs or book clubs in response to future customer trends or technological changes or that it will not otherwise meet market needs in these businesses in a timely or cost-effective fashion. The book clubs business also relies on attracting and retaining new sponsor-teachers to promote and support the distribution of its offerings. If the Company cannot attract new millennial and younger teachers and meet the changing preferences and demands of these teachers, its revenues and cash flows could be negatively impacted.

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

The Company is subject to significant competition, including from other trade and educational publishers and media, entertainment and internet companies, as well as retail and internet distributors, many of which are substantially larger than the Company and have much greater resources. To the extent the Company cannot meet challenges from existing or new competitors and develop new product offerings to meet customer preferences or needs, the Company’s revenues and profitability could be adversely affected.

In its educational publishing business, the Company has invested in a core curriculum literacy program covering grades pre-K through 6 in direct competition with traditional basal textbook publishers to meet the perceived needs of the modern curriculum. There can be no assurance that the Company will be successful in having school districts adopt the new core program in preference to basal textbooks or be successful in state adoptions, nor that basal textbook publishers will not successfully adapt their business models to the development of new forms of core curriculum, which could have an adverse effect on the return on the Company’s investments in this area, as well as on its financial performance and growth prospects. Traditional basal text book publishers generally maintain larger sales forces than the Company, and sell across several academic disciplines, allowing them a larger presence than the Company, which only carries core and supplemental literacy solutions. Additionally, demand for many of the Company’s product offerings, particularly books sold through school channels, is subject to price sensitivity. Failure to maintain a competitive pricing model could reduce revenues and profitability.

Changes in the mix of our major customers in our trade distribution channel or in their purchasing patterns may affect the profitability of our trade publishing business.

The Company’s distribution channels include online retailers and ecommerce sites, digital delivery platforms and expanding social media and other marketing platforms. An increased concentration of retailer power has also resulted in the increased importance of mass merchandisers as well as of publishing best sellers to meet consumer demand. Currently, the Company’s top five trade customers make up approximately 78% of the Company’s U.S. trade business and 16% of the Company’s total revenues. Adverse changes in the mix of the major customers of the trade business, including the type of customer, which may also be engaged in a competitive business, or in their purchasing patterns or financial condition or the nature of their distribution arrangements with the trade business, could negatively affect the profitability of the Company’s trade business and the Company’s financial performance.

The inability to obtain and publish best-selling new titles could cause our future results to decline in comparison to historical results.

The Company invests in authors and illustrators for its trade publication business, and has a history of publishing hit titles. The inability to publish best-selling new titles in future years could negatively impact the Company.

In addition, competition among electronic and print book retailers, including the decrease in the number of independent booksellers, could decrease prices for new title releases, as well as the number of outlets for book sales. The growing use of self-publishing technologies by authors also increases competition and could result in the decreased use of traditional publishing services. The effects of any of the foregoing factors could have an adverse impact on the Company's business, financial condition or results of operation.

Risks Related to Information Technology and Systems

Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.

In certain of its businesses the Company holds or has access to personal data, including that of customers or received from schools. Adverse publicity stemming from a data breach, whether or not valid, could reduce demand for the Company’s products or adversely affect its relationship with teachers or educators, impacting participation in book fairs or book clubs or decisions to purchase educational materials or programs produced by the Company's Education Solutions segment. Further, a failure to adequately protect personal data, including that of customers or children, or other data security failure, such as cyber-attacks from third parties, could lead to penalties, significant remediation costs and reputational damage, including loss of future business.

Failure of one or more of our information technology platforms could affect our ability to execute our operating strategy.

The Company relies on a variety of information technology platforms to execute its operations, including human resources, payroll, finance, order-to-cash, procurement, vendor payment, inventory management, distribution and content management systems as well as its internal operating systems. Many of these systems are integrated via internally developed interfaces and modifications. Failure of one or more systems could lead to operating inefficiencies or disruptions and a resulting decline in revenue or profitability. As the Company continues the implementation of its new enterprise-wide customer and content management systems and the migration to software as a service ("SaaS") and cloud-based technology solutions, in its initiatives to integrate its separate legacy platforms into a cohesive enterprise-wide system, there can be no assurance that it will be successful in its efforts or that the implementation of the remaining stages of these initiatives in the Company's global operations will not involve disruptions in its systems or processes having a short term adverse impact on its operations and ability to service its customers.

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

The Company operates in multiple countries and is subject to different regulations throughout the world. In the United States, the Company is regulated by the Internal Revenue Service, the Securities and Exchange Commission, the Federal Trade Commission and other regulating bodies. Failure to comply with these regulators, including providing these regulators with accurate financial and statistical information that often is subject to estimates and assumptions, or the high cost of complying with relevant regulations, including a significant increase in new regulations resulting from changes in the regulatory environment, could negatively impact the Company.

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

The Company has various operating subsidiaries domiciled in foreign countries. In addition, the Company sells products and services to customers located in foreign countries where it does not have operating subsidiaries, and a significant portion of the Company’s revenues are generated from outside of the United States. The Company’s business processes, including distribution, sales, sourcing of content, marketing and advertising, are, accordingly, subject to multiple national, regional and local laws, regulations and policies. The Company could be adversely affected by noncompliance with foreign laws, regulations and policies, including those pertaining to foreign rights and exportation. The Company is also exposed to fluctuations in foreign currency exchange rates and to business disruption caused by political, financial or economic instability or the occurrence of war or natural disasters in foreign countries. In addition, the Company and its foreign operations could be adversely impacted by a downturn in general economic conditions on a more global basis caused by general political instability or unrest or changes in global economic affiliations or conditions, such as inflation. Changes in international trade relations with foreign countries, such as increased tariffs and duties (including those imposed by the United States) could cause the Company's costs to rise, or its overseas revenues to decline.

Certain of our activities are subject to weather and natural disaster risks as well as other events outside our control, which could disrupt our operations or otherwise adversely affect our financial performance.

The Company conducts certain of its businesses and maintains warehouse and office facilities in locations that are at risk of being negatively affected by severe weather and natural disaster events, including those caused by climate change, such as hurricanes, tornadoes, floods, snowstorms or earthquakes. Notably, much of the Company’s domestic distribution facilities are located in central Missouri. A disruption of these or other facilities could impact the Company’s school-based book fairs, school-based book clubs, trade and education businesses. Additionally, disruptions due to weather, natural disaster, epidemic and pandemic could result in school closures, resulting in reduced demand for the Company’s products in its school channels during the affected periods. Further, the Company may not be able to achieve its book fair count goals and may be materially impacted if widespread pandemic-related closures occur this coming school year. Increases in school security associated with high profile school shootings and other tragic incidents could impact the Company’s school-based book fairs' accessibility to schools.

We own certain significant real estate assets which are subject to various risks related to conditions affecting the real estate market.

The Company has direct ownership of certain significant real estate assets, in particular the Company’s headquarters location in New York City, its primary distribution center in Jefferson City, Missouri and the new UK facility in Warwickshire. The New York headquarters location serves a dual purpose as it also contains premium retail space that is or will be leased to retail tenants in order to generate rental income and cash flow. Accordingly, the Company is sensitive to various risk factors such as changes to real estate values and property taxes, pricing and demand for high end retail spaces in Soho, New York City, interest rates, cash flow of underlying real estate assets, supply and demand, and the credit worthiness of any retail tenants. There is also no guarantee that investment objectives for the retail component of the Company’s real estate will be achieved.

Risks Related to Stock Ownership

Control of the Company resides in the Estate of our former Chairman of the Board, President and Chief Executive Officer through The Estate's ownership of Class A Stock, and the holders of the Common Stock generally have no voting rights with respect to transactions requiring stockholder approval.

The voting power of the Corporation's capital stock is vested exclusively in the holders of Class A Stock, except for the right of the holders of Common Stock to elect one-fifth of the Board of Directors and except as otherwise provided by law or as may be established in favor of any series of preferred stock that may be issued. The Estate of Richard Robinson, the former Chairman of the Board, President and Chief Executive Officer of the Company, beneficially owns a majority of the outstanding shares of Class A Stock and is able to elect up to four-fifths of the Corporation's Board of Directors and, without the approval of the Corporation's other stockholders, to effect or block other actions or transactions requiring stockholder approval, such as a merger, sale of substantially all assets or similar transaction. Iole Lucchese, Chair of the Board of Directors, Executive Vice President and Chief Strategy Officer of the Company and President of Scholastic Entertainment, Inc., in her capacity as Scholastic special executor of the Estate under Mr. Robinson's will and revocable trust, controls the voting of the Estate's Class A Stock.

Note

The risk factors listed above should not be construed as exhaustive of all possible risks that the Company may face. Additional risks not currently known to the Company or that the Company does not consider to be significant at the present time could also impact the Company's consolidated financial position and results of operations.

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements relating to future periods. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects and strategic plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards and policies, goals, revenues, improved efficiencies, general costs, manufacturing costs, medical costs, potential cost savings, merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in this Annual Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B | Unresolved Staff Comments

None.

Item 2 | Properties
As of May 31, 2022, the Company operated the following facilities:

Location	Purpose	Owned Square Footage	Leased Square Footage
Metropolitan NY Area	Principal offices	355,000	19,000
U.S. Various Locations	Book Fairs warehouses	—	2,245,000
Lake Mary, FL	Book Fairs office space	—	16,000
Jefferson City, MO Area	Primary warehouse and distribution facility	1,459,000	47,000
International (1)	Warehouse and office space	236,000	971,000

(1) Consists of approximately 55 facilities in Canada, the United Kingdom, Australia, New Zealand and Asia.
The Company considers its properties adequate for its current needs. With respect to the Company’s leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company’s obligations under its leases, see Note 1, "Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies" and Note 9 "Leases," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

Holders: The number of holders of Class A Stock and Common Stock as of July 11, 2022 were 3 and approximately , 19,200 respectively.

Dividends: On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of Company earnings, cash position and other relevant factors. On July 20, 2022, the Board of Directors, approved a 33% increase in its regular quarterly cash dividend, to $0.20 per share from $0.15 per share, on the Company’s Class A and Common Stock for the first quarter of fiscal 2023. The dividend is payable on September 15, 2022 to shareholders of record as of the close of business on August 31, 2022. All dividends have been in compliance with the Company’s debt covenants.

Share purchases: During fiscal 2022, the Company repurchased 870,258 of its Common shares at an average price paid per share of $38.38 for a total cost of approximately $33.4 million. This included a privately negotiated transaction with a related party for 300,000 common shares at a 4.2% discount to market prices. See Note 20, "Related Party Transactions", of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” for further details regarding this transaction. In addition, the Company entered into a privately negotiated transaction with a third party for the repurchase of 190,290 commons shares at a 4.0% discount to market prices. There were no repurchases of the Company's Common Stock during fiscal 2021. The Company’s share buy-back program was temporarily suspended in fiscal 2021 due to COVID-19 uncertainties. As of May 31, 2022, approximately $33.9 million remains available for future purchases of Common shares, which represents the amount remaining under the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, subject to temporary limitations under the amended credit agreement as described in Note 5, "Debt" of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data".

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended May 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value in millions) that may yet be purchased under the plans or programs (i)
March 1, 2022 through March 31, 2022	44,714	$40.32	44,714	$46.0
April 1, 2022 through April 30, 2022	101,749	38.66	101,749	42.0
May 1, 2022 through May 31, 2022	231,525	34.91	231,525	33.9
Total	377,988		377,988	$33.9

(i) Total represents the amount remaining under the current $50.0 million Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

Stock Price Performance Graph
The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Houghton Mifflin Harcourt, which is no longer a publicly traded company as of April 8, 2022. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the index and in the peer group (with the reinvestment of all dividends) from June 1, 2017 to May 31, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group

250
225
200
175
150
125
100
75
50
Index Value
5/17
5/18
5/19
5/20
5/21
5/22
Period Ending
Scholastic Corporation
NASDAQ Composite Index
Peer Group

*$100 invested on 5/31/17 in stock or index, including reinvestment of dividends

	Fiscal year ending May 31,
	2017	2018	2019	2020	2021	2022
Scholastic Corporation	$100.00	$107.40	$80.14	$72.48	$85.13	$96.46
NASDAQ Composite Index	100.00	120.06	120.24	153.10	221.81	194.91
Peer Group	100.00	131.23	115.00	67.83	158.61	182.13

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | [Reserved]

Item 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education Solutions; and International.

The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Overview and Outlook

Revenues from operations for the fiscal year ended May 31, 2022 increased by $342.6 million, or 26.3%, to $1,642.9 million, compared to $1,300.3 million in the prior fiscal year. The Company reported net income per basic and diluted share of Class A and Common Stock of $2.33 and $2.27, respectively, for the fiscal year ended May 31, 2022, compared to net loss per basic and diluted share of $0.32 and $0.32, respectively, in the prior fiscal year.

The Children's Book Publishing and Distribution segment drove a majority of the revenue increase, primarily within the book fairs channel based on reaching 72% of pre-pandemic in-person fair count and historically high revenue-per-fair levels. The Education Solutions segment experienced overall higher demand for the Company's educational products driving higher sales of the Company’s culturally-responsive products such as Rising Voices Library®, early childhood products such as PreK On My WayTM, summer reading programs and Scholastic LiteracyTM. In addition, the New Worlds Reading Initiative, a state-driven program in Florida which commenced in fiscal 2022, contributed to the increase in revenues and exceeded its enrollment target in the first year of a five-year contract. In the International segment, revenues increased in Canada and the UK, primarily in the book fairs channel, as recovery from the pandemic continued. However, pandemic-related restrictions continued to impact the direct sales business in Asia and sales in Australia and New Zealand resulting in an overall decline in segment revenues. The Company has entered into a plan to exit and sell the direct sales business in Asia as it is no longer a strategic fit in the Company's future growth strategy.

Operating income in fiscal 2022 was $97.4 million compared to an operating loss of $22.7 million in the prior fiscal year, representing an improvement of $120.1 million. The majority of the improvement year-over-year was attributable to the recovery of the book fairs business and increased demand for educational product offerings. The book fairs business benefited from higher revenue-per-fair levels on fixed distribution costs resulting in enhanced fair profitability. In addition, the Company had overall lower selling, general and administrative expenses as a percentage of revenue indicative of the effectiveness of the Company’s cost saving initiatives and improved operational efficiencies.

Outlook
In fiscal 2023, the Company expects the overall demand for independent reading resources at home and in school to remain strong and management plans to focus on the allocation of investments designed to produce the best returns by focusing on the value of the Company’s intellectual property, expanding its education solutions channel and, where appropriate, adjusting product pricing.

In the book fairs channel, the Company will focus on increasing fair count, anticipating 85% of pre-pandemic levels, while maintaining strong revenue per fair and continuing to leverage improved distribution efficiencies and sales and marketing efforts. Labor and system issues in the book clubs channel have been mitigated and higher operating incomes are expected on improved customer confidence. The Company also expects continued growth in the trade channel from new releases in fiscal year 2023 from some of the most popular best-selling series and authors. In media for fiscal 2023, Disney+ has announced a live-action Goosebumps series and AppleTV+® will release an animated series "Eva the Owlet"TM based on the Owl DiariesTM books. The Company anticipates higher sales of its educational products from continued government-related funding programs, as well as improvements in Education Solutions’ sales and marketing efforts. The Company will enter its second year of the New Worlds Reading Initiative program which will begin in August. The Company will also increase spending to improve cross-selling initiatives and data-driven selling opportunities intended to benefit future periods, but which will negatively impact operating income in fiscal 2023. Internationally, the Company is expecting modest improvement in operating profits as the major markets continue to recover from the impacts of the global pandemic and Asia benefits from the Company’s strategic exit of the low-margin, direct-sales business. Overhead costs are expected to increase next year due to higher salary related costs as a result of continuing inflationary pressures and an increase in spending on transformative and digital service costs as the Company invests in future growth opportunities. The Company will continue to explore further opportunities for cost savings with process improvements and automation, product rationalization and overall improvements in resource allocation.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; variable consideration related to anticipated returns; allocation of transaction price to contractual performance obligations; amortization periods; stock-based compensation expense; pension and other postretirement obligations; tax rates; recoverability of inventories; deferred income taxes and tax reserves; the timing and amount of future income taxes and related deductions; recoverability of prepublication costs; royalty advance reserves; customer reward programs; and the impairment assessment of long-lived assets, goodwill and other intangibles. For a complete description of the Company’s significant accounting policies, see Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

Revenue recognition:

The Company has identified the allocation of the transaction price to contractual performance obligations related to revenues within the school-based book fairs channel, as described below, as a critical accounting estimate.

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

Estimated returns:

For sales that include a right of return, the Company will estimate the transaction price and record revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a corresponding reduction to Revenues and Cost of goods sold. Management also considers patterns of sales and returns in the months preceding the fiscal year, as well as actual returns received subsequent to the fiscal year, available customer and market specific data and other return rate information that management believes is relevant. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned. Actual returns could differ from the Company's estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2022 of approximately $3.3 million and approximately $3.1 million, respectively.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the expected future sales of existing inventory driven by estimates around forecasted purchases, inventory consumption costs, and the sell-through rate of current fiscal year purchases. In accordance with the Company's inventory retention policy, expected future sales of existing inventory are compared against historical usage by channel for reasonableness and any specifically identified excess or obsolete inventory, due to an anticipated lack of demand, will also be reserved. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2022 of approximately $3.7 million.

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

Evaluation of Goodwill impairment:

Goodwill is not amortized and is reviewed for impairment annually or more frequently if impairment indicators arise.

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

The Company has six reporting units with goodwill subject to impairment testing. The determination of the fair value of the Company’s reporting units involves a number of assumptions, including the estimates of future cash flows, discount rates and market-based multiples, among others, each of which is subject to change. Accordingly, it is possible that changes in assumptions and the performance of certain reporting units could lead to impairments in future periods, which may be material.

Income taxes:

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

Results of Operations - Consolidated

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2022		2021
	$	% (1)	$	% (1)
Revenues:
Children’s Book Publishing and Distribution	$946.5	57.6	$675.0	51.9
Education Solutions	393.6	24.0	312.3	24.0
International	302.8	18.4	313.0	24.1
Total revenues	1,642.9	100.0	1,300.3	100.0
Cost of goods sold	765.5	46.6	628.7	48.4
Selling, general and administrative expenses (2)	722.8	44.0	622.7	47.9
Depreciation and amortization	56.8	3.5	60.5	4.6
Asset impairments and write downs (3)	0.4	0.0	11.1	0.8
Operating income (loss)	97.4	5.9	(22.7)	(1.7)
Interest income	0.5	0.1	0.4	0.0
Interest expense	(2.9)	(0.2)	(6.2)	(0.5)
Other components of net periodic benefit (cost)	0.1	0.0	(0.1)	(0.0)
Gain (loss) on assets held for sale (4)	(15.1)	(0.9)	—	—
Gain (loss) on sale of assets and other (5)	9.7	0.6	10.4	0.8
Earnings (loss) before income taxes	89.7	5.5	(18.2)	(1.4)
Provision (benefit) for income taxes (6)	8.7	0.5	(7.3)	(0.6)
Net income (loss)	$81.0	4.9	$(10.9)	(0.8)
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.0	0.1	0.0
Net income (loss) attributable to Scholastic Corporation	$80.9	4.9	$(11.0)	(0.8)

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$2.33		$(0.32)
Diluted	$2.27		$(0.32)

(1) Represents percentage of total revenues.

(2) In fiscal 2022, the Company recognized $6.6 of pretax insurance proceeds related to an intellectual property legal settlement accrued in fiscal 2021 and pretax branch consolidation costs of $0.5. In fiscal 2022 and 2021, the Company recognized pretax severance and related charges of $6.2 and $23.1, respectively, related to cost reduction and restructuring programs. In fiscal 2021, the Company recognized a pretax mediation-assisted settlement of $20.0 regarding certain licenses and trademarks related to intellectual property used in formerly owned products and pretax branch consolidation and other business rationalization costs of $7.5.

(3) In fiscal 2021, the Company recognized a pretax impairment charge of $8.5 related to its plan to cease use of certain leased office space in New York City and consolidate into its company-owned New York headquarters building and a pretax impairment charge of $2.6 related to its plan to permanently close 13 of its 54 book fair warehouses in the U.S. as part of a branch consolidation project.

(4) In fiscal 2022, the Company recognized pretax loss on assets held for sale related to the Company's plan to exit the direct sales business in Asia of $15.1.

(5) In fiscal 2022, the Company recognized a pretax gain of $3.5 on the sale of its UK distribution center located in Witney and a pretax gain of $6.2 on the sale of its Lake Mary facility. In fiscal 2021, the Company recognized a pretax gain of $3.8 on the sale of its UK distribution center located in Southam and a pretax gain of $6.6 on the sale of its Danbury facility.

(6) In fiscal 2022 and 2021, the Company recognized a benefit for income taxes in respect to one-time pretax charges of $1.3 and $15.5, respectively.

Results of Operations – Consolidated

The section below is a discussion of the Company's fiscal year 2022 results compared to fiscal year 2021. A detailed discussion of the Company's fiscal year 2020 results and year-over-year comparisons between fiscal years 2021 and 2020 that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended May 31, 2021, filed as part of the Company's Form 10-K dated July 23, 2021.

Certain prior period results were adjusted to conform to the current period presentation. See Note 1, "Description of the Business" of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details regarding the prior period adjustment. The adjustment resulted in a reclassification of Cost of goods sold and Selling, general and administrative expenses related to certain editorial costs. There was no other impact to the financial statements. The impact the adjustments had on the segment results are shown below:

	Children's Book Publishing and Distribution	Education Solutions	International	Overhead	Fiscal Year Ended May 31, 2021

Cost of goods sold:
As previously reported	$344.0	$108.4	$173.2	$40.9	$666.5
Adjustment	10.1	1.3	(5.3)	(43.9)	(37.8)
As adjusted	$354.1	$109.7	$167.9	$(3.0)	$628.7

Selling, general and administrative expenses:
As previously reported	$277.8	$134.4	$120.2	$52.5	$584.9
Adjustment	5.0	1.6	(2.2)	33.4	37.8
As adjusted	$282.8	$136.0	$118.0	$85.9	$622.7

Fiscal 2022 compared to fiscal 2021

Revenues from operations for the fiscal year ended May 31, 2022 increased by $342.6 million, or 26.3%, to $1,642.9 million, compared to $1,300.3 million in the prior fiscal year. Children’s Book Publishing and Distribution segment and Education Solutions segment revenues increased $271.5 million and $81.3 million, respectively, partially offset by lower International segment revenues of $10.2 million.

Within the Children’s Book Publishing and Distribution segment, revenues from the book fairs channel increased $265.4 million with the return of in-person fairs as pandemic related restrictions were lifted in most U.S. schools, coupled with a significant increase in revenue-per-fair levels. Trade channel revenues increased $25.1 million, primarily driven by backlist titles as demand for the Company's best-selling series remained strong, partially offset by lower book clubs channel revenues of $19.0 million due, in part, to shipping delays experienced in the second fiscal year quarter caused by system and labor issues and the residual effects of such issues.

Within the Education Solutions segment, increased revenues of $81.3 million were driven by higher demand of most of the Company's educational products, particularly cultural awareness products such as Rising Voices Library, early childhood programs including PreK On My Way and comprehensive programs such as Scholastic Literacy, as well as community engagement and summer reading programs.

Local currency revenues in the International segment decreased $11.0 million as pandemic related restrictions continued to impact the direct sales business in Asia and sales in Australia and New Zealand. Canada revenues improved in all channels and UK sales increased as recovery from the pandemic continued. Both improvements were led by their respective book fairs channels. The International segment revenues also benefited from favorable foreign currency exchange of $0.8 million. In the fourth fiscal year quarter, the Company entered into a plan to exit and sell the direct sales business in Asia as it is no longer a strategic fit in the Company's future growth strategy.

Components of Cost of goods sold for fiscal years 2022 and 2021 are as follows:

	($ amounts in millions)
	2022	% of revenue	2021	% of revenue
Product, service, production costs and inventory reserves	$448.8	27.3%	$352.7	27.1%
Royalty costs	139.1	8.5	121.7	9.4
Prepublication and production amortization	27.4	1.7	26.6	2.1
Postage, freight, shipping, fulfillment and all other costs	150.2	9.1	127.7	9.8
Total cost of goods sold	$765.5	46.6%	$628.7	48.4%

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2022 was 46.6%, compared to 48.4% in the prior fiscal year. The decrease in Cost of goods sold as a percentage of revenue was primarily driven by the 26% increase in the U.S. book fair channel's revenue-per-fair levels, which resulted in lower shipping and packing costs and associated lower fulfillment costs as a percentage of revenues, as more books were sold at each fair. Overall higher book fairs revenues, when compared to prior year, also favorably impacted royalty costs and certain fixed costs as a percentage of revenue. Book fairs inventory reserves decreased in fiscal 2022, also favorably impacting Cost of goods sold as a percentage of revenues, due to the prior year's excess inventory levels caused by the pandemic related shut-downs of U.S. schools. These decreases were partially offset by a 1.3% increase in product, service and production costs related to inflationary pressures on printing, paper, transportation and labor costs. The increase was primarily in the trade channel, which had quicker inventory turnover during the pandemic-related school shut-downs, while the other channels benefited from sales of inventory purchased prior to the increased product costs. Management anticipates that newly purchased inventory sold in fiscal 2023 through these channels, coupled with more consistent inventory reserve levels, will result in higher Cost of goods sold as a percentage of revenues in fiscal 2023.

Selling, general and administrative expenses for the fiscal year ended May 31, 2022 were $722.8 million, compared to $622.7 million in the prior fiscal year. The $100.1 million increase is due in part to $98.6 million in higher employee related costs as a result of increased headcount, primarily in the book fairs channel, as higher demand resulted in an increase in labor and warehouse-related costs, as well as increased bonuses and commissions and outside services, primarily related to distribution. In addition, increased volumes in the other U.S. channels similarly impacted costs in the Company's Missouri distribution facility. Selling, general and administrative expenses were also unfavorably impacted by $18.6 million in lower government subsidies and a $10.0 million increase in bad debt expense, $6.6 million of which related to the book clubs channel due to the second fiscal quarter shipping delays caused by system issues. These increases were partially offset by lower severance and related charges from cost reduction and restructuring programs of $16.9 million, decreased branch consolidation costs of $7.0 million and lower litigation-related costs of $26.6 million, as the prior fiscal year included a $20.0 million mediation-assisted settlement regarding certain licenses and trademarks related to intellectual property used in formerly owned products with $6.6 million in insurance recoveries being received in the current fiscal year.

Depreciation and amortization expenses for the fiscal year ended May 31, 2022 were $56.8 million, compared to $60.5 million in the prior fiscal year. The $3.7 million decrease primarily relates to the Company's shift to cloud computing arrangements (e.g. software as a service) which results in capitalized software being amortized through Selling, general and administrative expenses rather than Depreciation and amortization. Amortization of capitalized cloud software increased $3.2 million when compared to the prior fiscal year which partially offset the decrease in Depreciation and amortization. Management expects this trend to continue as more cloud based software tools are utilized by the Company,

Asset impairments and write downs for the fiscal year ended May 31, 2022 were $0.4 million, compared to $11.1 million in the prior fiscal year. In the prior fiscal year, the Company recorded an impairment of right-of-use assets associated with operating leases, as part of the Company's plan to cease use of certain office space in New York City and permanently close 13 of its 54 U.S. book fair warehouses in the amount of $9.6 million. The Company also recorded an impairment of $1.5 million in respect to other long-lived assets, primarily leasehold improvements, related to these leases in the prior fiscal year.

Interest income for the fiscal year ended May 31, 2022 was $0.5 million, relatively consistent when compared to $0.4 million in the prior fiscal year, as investment balances and activities did not significantly change. Interest expense for the fiscal year ended May 31, 2022 was $2.9 million, compared to $6.2 million in the prior fiscal year. The decrease was primarily due to the decreased debt borrowings.

Gain (loss) on assets held for sale for the fiscal year ended May 31, 2022 was a loss of $15.1 million related to the Company's plan to exit the direct sales business in Asia as it is no longer a part of the strategic growth plan for the Company. The plan is expected to result in the sale of remaining assets, primarily accounts receivable and inventory. The assets have been written down to their recoverable value which equates to the selling price. The loss on assets held for sale includes accrued exit costs.

Gain (loss) on sale of assets and other for the fiscal year ended May 31, 2022 was a gain of $9.7 million, compared to a gain of $10.4 million in the prior fiscal year. In the current fiscal year, the Company sold its UK distribution facility located in Witney and its U.S. Lake Mary facility, resulting in a recognized gain on sale of $3.5 million and $6.2 million, respectively. In the prior fiscal year, the Company sold its Danbury, Connecticut facility and the UK distribution center located in Southam, resulting in a recognized gain on sale of $6.6 million and $3.8 million, respectively.

The Company’s effective tax rate for the fiscal year ended May 31, 2022 was a 9.7% tax provision, compared to a 40.1% tax benefit in the prior fiscal year. The 2022 fiscal year tax provision benefited from the release of uncertain tax positions resulting from the effective settlement of the IRS examination from the 2015-2020 tax years.

Net income for fiscal 2022 was $81.0 million compared to a net loss $10.9 million in fiscal 2021, an improvement of $91.9 million. The basic and diluted income per share of Class A Stock and Common Stock was $2.33 and $2.27, respectively, in fiscal 2022, compared to basic and diluted loss per share of Class A Stock and Common Stock of $0.32 and $0.32, respectively, in fiscal 2021.

Net income attributable to noncontrolling interest for fiscal 2022 and fiscal 2021 was $0.1 million.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)	2022 compared to 2021
	2022	2021	$ change	% change
Revenues	$946.5	$675.0	$271.5	40.2%
Cost of goods sold	450.3	354.1	96.2	27.2
Other operating expenses *	380.5	309.4	71.1	23.0
Asset impairments and write downs	0.4	2.6	(2.2)	(84.6)
Operating income (loss)	$115.3	$8.9	$106.4	NM
Operating margin	12.2%	1.3%
* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Fiscal 2022 compared to fiscal 2021

Revenues for the fiscal year ended May 31, 2022 increased by $271.5 million to $946.5 million, compared to $675.0 million in the prior fiscal year. The increase was primarily driven by the recovery of the book fairs channel resulting from the lifting of pandemic-related restrictions in U.S. schools and the return to in-person learning. The book fairs channel revenues increased $265.4 million with a 26% increase in revenue-per-fair levels when compared to prior year on approximately 72% of pre-pandemic fair count. During the fiscal year, the book fairs channel capitalized on the previous fiscal year's warehouse consolidation in order to optimize its marketing and sales efforts through simplifying its overhead structure resulting in improved fair performance. The prioritization of fairs based on inventory levels and peak volumes and the addition of over 700 sponsor fairs also contributed to the increase in revenues. Sponsor fairs are funded by an appropriate corporate, non-profit and/or district partner that provides a free book fair for a school that would not otherwise be able to host one. Trade channel revenues increased $25.1 million over the prior year's strong front list showing that included the release of Cat Kid Comic Club and two new Dog Man titles from Dav Pilkey, as well as JK Rowling's The Ickabog. While fiscal 2022 again included a front list with bestsellers such as JK Rowling's The Christmas Pig, and Dav Pilkey’s Cat Kid Comic Club: Perspectives and Cat Kid Comic Club: On Purpose, performance was also strongly driven by backlist titles, where the Company's top selling series continue to see high demand including, Harry Potter, Dog Man, Wings of Fire, The Bad Guys, The Baby-Sitters Club Graphix®, Five Nights at Freddy'sTM and HeartstopperTM. Revenues from the book club channel decreased $19.0 million as a result of the shipping delays experienced in the second fiscal quarter caused by system and labor issues and the residual effects of such issues.

Cost of goods sold for the fiscal year ended May 31, 2022 was $450.3 million, or 47.6% of revenues, compared to $354.1 million, or 52.5% of revenues, in the prior fiscal year. The decrease in Cost of goods sold as a percentage of revenue was primarily driven by the 26% increase in the U.S. book fairs channel's revenue-per-fair levels which resulted in lower fulfillment costs as a percentage of revenues as more books sold at each fair resulted in lower shipping and packing costs. Overall higher book fairs revenues, when compared to prior year, also favorably impacted royalty costs and other fixed costs as a percentage of revenue. Book fairs inventory reserves decreased in the current year, also favorably impacting Cost of goods sold as a percentage of revenues, due to the prior year's excess inventory levels caused by the pandemic related shut-downs of U.S. schools. This was partially offset by a 2.1% increase in product, service, and production costs from inflationary pressures, primarily in the trade channel. The U.S. book fairs channel mitigated some of the impact of higher product costs as certain inventory purchases were made before the product cost increases. Management anticipates that newly purchased inventory sold in fiscal 2023 through these channels, coupled with more consistent inventory reserve levels, will result in higher Cost of goods sold as a percentage of revenues in the next fiscal year.

Other operating expenses were $380.5 million for the fiscal year ended May 31, 2022, compared to $309.4 million in the prior fiscal year. The $71.1 million increase was primarily due to $59.2 million in higher employee related costs as a result of increased headcount, primarily in the book fairs channel, as higher demand resulted in an increase in labor and warehouse-related costs, as well as increased bonuses and commissions and use of outside services, primarily related to distribution. Other operating expenses were unfavorably impacted by a $6.7 million reduction in government subsidies and higher bad debt expense of $8.4 million, of which $6.6 million was related to the book clubs channel due to the fiscal 2022 second quarter system issues, partially offset by lower branch consolidation costs of $2.8 million related to the prior fiscal year's consolidation efforts.

Asset impairments were $0.4 million for the fiscal year ended May 31, 2022, compared to $2.6 million in the prior fiscal year, The $2.2 million decrease was primarily driven by the prior fiscal year's lease impairment resulting from the Company's plan to permanently close 13 of its 54 book fairs warehouses in the U.S. as part of the branch consolidation project which resulted in the recognition of an impairment expense of $2.6 million.

Segment operating income for the fiscal year ended May 31, 2022 was $115.3 million, compared to $8.9 million in the prior fiscal year. The increase was primarily driven by the recovery of the U.S. book fairs channel and the 26% increase in revenue-per-fair levels which benefited operating income as more books sold at each fair resulted in lower shipping and packing costs, as well as higher revenues in the trade channel. Operating income was negatively impacted by the book club channel's shipping delays caused by system and labor issues, resulting in lower revenues, higher postage and fulfillment costs, increased customer service headcount and increased bad debt expense. The Company does not expect the book club shipping issues to reoccur in fiscal 2023 and anticipates increasing fair count to 85% of pre-pandemic levels while maintaining a strong revenue-per-fair level.

EDUCATION SOLUTIONS

($ amounts in millions)	2022 compared to 2021
	2022	2021	$ change	% change
Revenues	$393.6	$312.3	$81.3	26.0%
Cost of goods sold	142.4	109.7	32.7	29.8
Other operating expenses *	169.4	144.9	24.5	16.9
Operating income (loss)	$81.8	$57.7	$24.1	41.8%
Operating margin	20.8%	18.5%
 * Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2022 compared to fiscal 2021

Revenues for the fiscal year ended May 31, 2022 increased by $81.3 million to $393.6 million, compared to $312.3 million in the prior fiscal year. Increased revenues were primarily driven by the overall demand for educational materials that address the literacy learning gaps created during the pandemic. The primary drivers of the increase were the Rising Voices product, which provides culturally relevant texts, as well as PreK On My Way and Scholastic Literacy, which represent comprehensive literacy programs that contain both physical and digital content. Classroom collections and Scholastic Bookroom products also significantly increased when compared to prior fiscal year and Scholastic Magazines+ returned to pre-pandemic levels with a 9% increase in revenues when compared to the prior fiscal year. Deferred revenues related to digital products increased 64% when compared to the prior fiscal year as the Company improved sales efforts and product offerings. The New Worlds Reading Initiative, a state driven program in

Florida, contributed to the increase in revenues and is part of the Company's sponsored program revenues, new in the current fiscal year. Summer reading related products increased significantly this fiscal year due in part to increased demand. In addition, due to the impact of the pandemic, certain prior year orders were subject to delayed shipping resulting in the orders being recognized in fiscal 2022. Sales of teaching resource materials were lower than prior fiscal year, with less remote and hybrid learning in the current fiscal year. Demand in fiscal 2022 benefited, in part, from government financed programs such as ESSER, the Elementary and Secondary School Emergency Relief Fund, which provides direct funding to states and districts. The Company expects demand to remain strong as there is a renewed focus on the important benefits that independent reading and book ownership have on the development of children and overall literacy levels.

Cost of goods sold for the fiscal year ended May 31, 2022 was $142.4 million, or 36.2% of revenue, compared to $109.7 million, or 35.1% of revenue, in the prior fiscal year. The increase in Cost of goods sold as a percentage of revenues was primarily driven by an increase of approximately 1.0% in product, service and production costs from inflationary pressures. The education channel benefited from sales of inventory purchased prior to the cost increases and therefore management anticipates that newly purchased inventory sold in fiscal 2023 will result in higher Cost of goods sold as a percentage of revenues in fiscal 2023.

Other operating expenses were $169.4 million for the fiscal year ended May 31, 2022, compared to $144.9 million in the prior fiscal year. The $24.5 million increase included $13.1 million in higher employee related costs, including bonuses and commissions, as well as increased marketing costs associated with the New Worlds Reading Initiative, the state driven program new in the current fiscal year.

Segment operating income for the fiscal year ended May 31, 2022 was $81.8 million, compared to $57.7 million in the prior fiscal year. The $24.1 million increase was attributable to the higher revenues partially offset by the increase in employee related costs. The Company expects modest growth in operating income in fiscal year 2023 as increased spending associated with growth initiatives will result in higher costs.
INTERNATIONAL

($ amounts in millions)	2022 compared to 2021
	2022	2021	$ change	% change
Revenues	$302.8	$313.0	$(10.2)	(3.3)%
Cost of goods sold	169.8	167.9	1.9	1.1
Other operating expenses *	129.7	123.9	5.8	4.7%
Operating income (loss)	$3.3	$21.2	$(17.9)	(84.4)%
Operating margin	1.1%	6.8%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
Fiscal 2022 compared to fiscal 2021

Revenues for the fiscal year ended May 31, 2022 decreased by $10.2 million to $302.8 million compared to $313.0 million in the prior fiscal year, including the benefit of favorable foreign exchange of $0.8 million. Total local currency revenues in the Company's foreign operations decreased $11.0 million when compared to the prior fiscal year. In the Asia and export channels, local currency revenues decreased $19.4 million as the local markets continued to be impacted by COVID-related shutdowns and restrictive regulations in China, resulting in lower revenue in the direct sales business in Asia as well as lower trade and school channel sales. The Company has announced a plan to exit and sell the direct sales business in Asia, which generated revenues of $17.2 million in fiscal 2022 and $32.2 million in fiscal 2021, as it is no longer a strategic fit for future growth initiatives. Australia and New Zealand were negatively impacted by the timing of COVID related shut-downs which occurred later than in other markets, resulting in a decrease in local currency revenues of $9.0 million. In Canada, revenues in all channels increased when compared to the prior fiscal year with local currency revenues increasing $15.2 million. The book fairs channel was the primary driver with higher fair count and increased revenue-per-fair levels when compared to the prior fiscal year. In the UK, local currency revenues increased $2.2 million primarily driven by the book fairs channel which recovered on increased fair count with schools opening for in-person class and a 23% increase in revenue per fair when compared to the prior fiscal year, partially offset by lower book club and trade channel revenues.

Cost of goods sold for the fiscal year ended May 31, 2022 was $169.8 million, or 56.1% of revenues, compared to $167.9 million, or 53.6% of revenues, in the prior fiscal year. The increase in Cost of goods sold as a percentage of revenues was primarily driven by the Asia channel which was significantly impacted by pandemic related shut-downs and increasing inventory cost from inflationary pressures coupled with higher inventory reserves on excess inventory levels. As previously mentioned, the Company has announced a plan to exit and sell the direct sales business in Asia. The increase was partially offset in Canada and the UK as inventory reserves were lower than in the prior fiscal year which was impacted by excess inventory from the closure of schools for in-person learning.

Other operating expenses were $129.7 million for the fiscal year ended May 31, 2022, compared to $123.9 million in the prior fiscal year. In local currencies, Other operating expenses increased $6.8 million, primarily driven by lower government subsidies of $10.0 million and higher bad debt expenses of $2.4 million, primarily driven by the continued impact the pandemic had on the direct sales business in Asia, partially offset by lower branch consolidation costs of $4.1 million and $1.4 million in lower severance expenses related to cost reduction and restructuring programs. In local currencies, Other operating expenses were also impacted by favorable foreign currency exchange of $1.0 million.

Segment operating income for the fiscal year ended May 31, 2022 was $3.3 million, compared to $21.2 million in the prior fiscal year. Operating income decreased $17.9 million, primarily due to the negative impact COVID related shutdowns and restrictive regulations in China had in the Asia channel and the lack of pandemic related government subsidies of $10.0 million. Higher operating income in Canada was offset by lower operating income in Australia and New Zealand. The Company anticipates that the sales channels in the UK, Australia and New Zealand will recover in fiscal 2023 and also expects to finalize the exit and sale of the direct sales business in Asia.

Overhead

Fiscal 2022 compared to fiscal 2021

Unallocated overhead expense for fiscal 2022 decreased by $7.5 million to $103.0 million, compared to $110.5 million in the prior fiscal year. The decrease was primarily related to lower litigation related costs of $26.6 million from the prior fiscal year's $20.0 million mediation-assisted settlement regarding certain licenses and trademarks related to intellectual property used in formerly owned products with the $6.6 million in insurance recoveries also being received in the 2022 fiscal year. In addition, lower severance and related charges from cost reduction and restructuring programs of $15.5 million and lower asset impairments of $8.5 million, due to prior fiscal year's lease impairment associated with the Company's efforts to consolidate office space in New York City, contributed to the overall decrease. Partially offsetting the decrease were $33.1 million in higher employee related costs which included bonuses and commissions and unallocated employee-related expenses at the Company’s Jefferson City, Missouri distribution facility. Overhead expenses were also negatively impacted by lower pandemic related government subsidies of $1.9 million.

Liquidity and Capital Resources

Fiscal 2022 compared to fiscal 2021

Cash provided by operating activities was $226.0 million for the fiscal year ended May 31, 2022, compared to cash provided by operating activities of $71.0 million for the prior fiscal year, representing an increase in cash provided by operating activities of $155.0 million. The increase was primarily driven by $390.0 million in higher customer collections on the overall increase in revenues primarily from the book fairs channel, as well as $54.0 million in higher net federal tax refunds. This was partially offset by higher inventory purchases of $112.4 million, increased payroll related payments, higher postage and freight charges, and a $13.4 million net settlement of an intellectual property litigation matter.

Cash used in investing activities was $43.2 million for the fiscal year ended May 31, 2022, compared to cash used in investing activities of $50.5 million for the prior fiscal year, representing a decrease in cash used in investing activities of $7.3 million. The decrease in cash used was primarily driven by lower property, plant and equipment spending and lower prepublication and production spending of $5.2 million and $3.5 million, respectively, as the Company continued to limit spending to strategic investments in key growth areas of the business and in technology, both internal and customer-facing, to allow it to operate with greater efficiency. Lower capitalized software spending within Property, plant and equipment was partially offset by higher spending on capitalized cloud computing arrangements recognized in Other assets as the Company continues to shift to cloud based systems. The Company also received $1.4 million less in proceeds from the sale of assets relating to the current fiscal year sale of the U.S. Lake Mary facility and the UK distribution facility located in Witney, resulting in proceeds of $10.4 million and $5.6 million, respectively, and the prior fiscal year sale of the Danbury, Connecticut facility and the UK distribution center located in Southam, resulting in proceeds of $12.3 million and $5.1 million, respectively.

Cash used by financing activities was $229.2 million for the fiscal year ended May 31, 2022, compared to cash used in financing activities of $52.3 million for the prior fiscal year. The increase in cash used in financing activities of $176.9 million was primarily related to repayments of borrowings under the U.S. credit agreement of $175.0 million. In addition, the Company reacquired $33.4 million of common stock with no such repurchases in the prior fiscal year period during which the repurchase program was suspended. The increase in cash used was partially offset by an increase in net proceeds from stock option exercises of $9.8 million.

Cash Position

The Company’s cash and cash equivalents totaled $316.6 million at May 31, 2022 and $366.5 million at May 31, 2021. Cash and cash equivalents held by the Company’s U.S. operations totaled $275.5 million at May 31, 2022 and $318.0 million at May 31, 2021.

Due to the seasonal nature of its business as discussed under “Seasonality” above, the Company usually experiences negative cash flows in the June through October time period. As a result of the Company’s business cycle, borrowings have historically increased during June, July and August, have generally peaked in September or October, and have been at their lowest point in May. As a precautionary measure in the context of the COVID-19 pandemic, the Company had accessed its committed bank credit facility in the fourth quarter of fiscal 2020 by taking a U.S. dollar LIBOR-based advance for $200.0 million. The Company has repaid this borrowing and there are no outstanding borrowings under the U.S. credit agreement as of May 31, 2022.

On October 27, 2021, the U.S. credit agreement was amended and restated, which, among other things, increased the borrowing limit from $250.0 million to $300.0 million and extended the maturity to October 27, 2026. See Note 5, "Debt" of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for more information concerning the U.S. credit agreement.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company has lifted the temporary suspension of its open-market buy-back program under which $33.9 million remained available for future purchases of common shares as of May 31, 2022. During the fiscal year ended May 31, 2022, the Company repurchased $33.4 million of common stock, which included privately negotiated transactions for 300,000 shares with a related party and 190,290 shares with a third party, both at a discount to market price. See Note 20, "Related Party Transactions" of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details regarding the related party share repurchase.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of May 31, 2022, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $316.6 million, cash from operations, and the Company's U.S. loan agreements. As indicated above, the U.S. credit agreement was amended and restated on October 27, 2021, which increased the borrowing limit from $250.0 million to $300.0 million. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. Additionally, the Company has short-term credit facilities of $37.3 million, less current borrowings of $6.5 million and commitments of $3.7 million, resulting in $27.1 million of current availability at May 31, 2022. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

The following table summarizes, as of May 31, 2022, the Company’s contractual cash obligations by future period (see Notes 5, 6, 9 and 14 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$2.4	$1.6	$—	$—	$4.0
Royalty advances	18.4	9.1	0.6	0.1	28.2
Lines of credit and short-term debt	6.5	—	—	—	6.5
Capital leases (1)	2.6	4.0	2.3	1.0	9.9
Operating leases	23.8	36.7	17.1	28.3	105.9
Pension and postretirement plans (2)	2.1	4.9	4.8	11.2	23.0
Total	$55.8	$56.3	$24.8	$40.6	$177.5
(1) Includes principal and interest.
(2) Excludes expected Medicare Part D subsidy receipts.

Financing

Loan Agreement

The Company is party to the Loan Agreement, as well as certain credit lines with various banks. For a more complete description of the Loan Agreement, as well as the Company's other debt obligations, reference is made to Note 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2022. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s derivative transactions and outstanding financial instruments is included in Note 18, "Derivatives and Hedging" and Note 5, "Debt," respectively, of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

The following table sets forth information about the Company’s debt instruments as of May 31, 2022:

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2023	2024	2025	2026	2027	Thereafter	Total	2022
Debt Obligations
Lines of credit and current portion of long-term debt	$6.5	$—	$—	$—	$—	$—	$6.5	$6.5
Average interest rate	5.4%	—	—	—	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2022	2021	2020
Revenues	$1,642.9	$1,300.3	$1,487.1
Operating costs and expenses
Cost of goods sold	765.5	628.7	709.3
Selling, general and administrative expenses	722.8	622.7	764.2
Depreciation and amortization	56.8	60.5	61.5
Asset impairments and write downs	0.4	11.1	40.6
Total operating costs and expenses	1,545.5	1,323.0	1,575.6
Operating income (loss)	97.4	(22.7)	(88.5)
Interest income	0.5	0.4	3.1
Interest expense	(2.9)	(6.2)	(3.0)
Other components of net periodic benefit (cost)	0.1	(0.1)	(1.3)
Gain (Loss) on assets held for sale	(15.1)	—	—
Gain (loss) on sale of assets and other	9.7	10.4	—
Earnings (loss) before income taxes	89.7	(18.2)	(89.7)
Provision (benefit) for income taxes	8.7	(7.3)	(46.0)
Net income (loss)	$81.0	$(10.9)	$(43.7)
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.1	0.1
Net income (loss) attributable to Scholastic Corporation	$80.9	$(11.0)	$(43.8)

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Net Income (loss) attributable to Scholastic Corporation	$2.33	$(0.32)	$(1.27)
Diluted:
Net Income (loss) attributable to Scholastic Corporation	$2.27	$(0.32)	$(1.27)
Dividends declared per share of Class A and Common Stock	$0.60	$0.60	$0.60
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2022	2021	2020
Net income (loss)	$81.0	$(10.9)	$(43.7)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(14.5)	19.9	(2.9)
Pension and postretirement adjustments, net of tax	3.8	3.7	4.3
Total other comprehensive income (loss)	$(10.7)	$23.6	$1.4
Comprehensive income (loss)	70.3	12.7	(42.3)
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.1	0.1
Comprehensive income (loss) attributable to Scholastic Corporation	$70.2	$12.6	$(42.4)

 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$316.6	$366.5
Accounts receivable, net	299.4	256.1
Inventories, net	281.4	269.7
Income tax receivable	26.8	88.8
Prepaid expenses and other current assets	68.1	47.2
Assets held for sale	3.7	—
Total current assets	996.0	1,028.3
Noncurrent Assets:
Property, plant and equipment, net	517.0	556.9
Prepublication costs, net	55.5	65.7
Operating lease right-of-use assets, net	81.9	78.6
Royalty advances, net	49.2	43.8
Goodwill	125.3	126.3
Noncurrent deferred income taxes	21.5	25.4
Other assets and deferred charges	94.4	83.3
Total noncurrent assets	944.8	980.0
Total assets	$1,940.8	$2,008.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.5	$182.9
Accounts payable	162.3	138.0
Accrued royalties	61.3	45.5
Deferred revenue	172.8	99.1
Other accrued expenses	193.3	202.0
Accrued income taxes	2.7	3.0
Operating lease liabilities	20.8	25.0
Total current liabilities	619.7	695.5
Noncurrent Liabilities:
Long-term debt	—	7.3
Operating lease liabilities	69.8	67.4
Other noncurrent liabilities	32.9	55.8
Total noncurrent liabilities	102.7	130.5
Commitments and Contingencies:	—	—
Stockholders’ Equity:
Preferred Stock,$1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.5 and 32.7 shares, respectively	0.4	0.4
Additional paid-in capital	627.0	626.5
Accumulated other comprehensive income (loss)	(45.4)	(34.7)
Retained earnings	976.5	916.4
Treasury stock at cost: 10.4 shares and 10.2 shares, respectively	(341.5)	(327.8)
Total stockholders' equity of Scholastic Corporation	1,217.0	1,180.8
Noncontrolling interest	1.4	1.5
Total stockholders’ equity	1,218.4	1,182.3
Total liabilities and stockholders’ equity	$1,940.8	$2,008.3
See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

										(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2019	1.7	$0.0	33.4	$0.4	$620.8	$(59.7)	$1,012.6	$(302.6)	$1,271.5	$1.3	$1,272.8
Net Income (loss)	—	—	—	—	—	—	(43.8)	—	(43.8)	0.1	(43.7)
Foreign currency translation adjustment	—	—	—	—		(2.9)	—	—	(2.9)	—	(2.9)
Pension and post-retirement adjustments (net of tax of $0.4)	—	—	—	—		4.3	—	—	4.3	—	4.3
Stock-based compensation	—	—	—	—	3.8	—	—	—	3.8	—	3.8
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	—	—	0.7	—	—	—	0.7	—	0.7
Purchases of treasury stock at cost	—	—	(1.0)	—	—	—	—	(35.5)	(35.5)	—	(35.5)
Treasury stock issued pursuant to stock purchase plans	—	—	0.1	—	(2.9)	—	—	4.8	1.9	—	1.9
Dividends	—	—	—	—	—	—	(20.8)	—	(20.8)	—	(20.8)
Balance at May 31, 2020	1.7	$0.0	32.5	$0.4	$622.4	$(58.3)	$948.0	$(333.3)	$1,179.2	$1.4	$1,180.6
Net Income (loss)	—	—	—	—	—	—	(11.0)	—	(11.0)	0.1	(10.9)
Foreign currency translation adjustment	—	—	—	—	—	19.9		—	19.9	—	19.9
Pension and post-retirement adjustments (net of tax of $2.2)	—	—	—	—	—	3.7	—	—	3.7	—	3.7
Stock-based compensation	—	—	—	—	6.6	—	—	—	6.6	—	6.6
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.4	—	—	—	0.4	—	0.4
Purchases of treasury stock at cost	—	—	—	—	—	—	—	—	—	—	—
Treasury stock issued pursuant to equity-based plans	—	—	0.2	—	(2.9)	—	—	5.5	2.6	—	2.6
Dividends	—	—	—	—	—	—	(20.6)	—	(20.6)	—	(20.6)
Balance at May 31, 2021	1.7	$0.0	32.7	$0.4	$626.5	$(34.7)	$916.4	$(327.8)	$1,180.8	$1.5	$1,182.3
Net Income (loss)	—	—	—	—	—	—	80.9	—	80.9	0.1	81.0
Foreign currency translation adjustment	—	—	—	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Pension and post-retirement adjustments (net of tax of $0.3)	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Stock-based compensation	—	—	—	—	7.8	—	—	—	7.8	—	7.8
Proceeds pursuant to stock-based compensation plans	—	—	—	—	10.4	—	—	—	10.4	—	10.4
Purchases of treasury stock at cost	—	—	(0.9)	—	—	—	—	(33.4)	(33.4)	—	(33.4)
Treasury stock issued pursuant to equity-based plans	—	—	0.7	—	(17.7)	—	—	19.7	2.0	—	2.0
Dividends	—	—	—	—	—	—	(20.8)	—	(20.8)	—	(20.8)
Other (noncontrolling interest)	—	—	—	$—	$—	$—	$—	$—	—	$(0.2)	$(0.2)
Balance at May 31, 2022	1.7	$0.0	32.5	$0.4	$627.0	$(45.4)	$976.5	$(341.5)	$1,217.0	$1.4	$1,218.4
See accompanying notes

Consolidated Statements of Cash Flows

	(Amounts in millions) Years ended May 31,
	2022	2021	2020
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$80.9	$(11.0)	$(43.8)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	15.2	5.2	15.6
Provision for losses on inventory	27.7	36.6	34.3
Provision for losses on royalty advances	4.1	5.4	8.1
Amortization of prepublication costs	26.4	25.4	26.2
Depreciation and amortization	64.9	64.9	64.0
Amortization of pension and postretirement plans	0.0	—	0.8
Deferred income taxes	3.2	(8.0)	17.9
Stock-based compensation	7.8	6.6	3.8
Income from equity investments	(2.0)	(7.4)	(3.2)
Non cash write off related to asset impairments and write downs	0.4	11.1	40.6
Non cash write off related to assets held for sale	11.6	—	—
(Gain) loss on sale of assets and other	(9.7)	(10.4)	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(73.1)	(14.6)	(7.0)
Inventories	(46.7)	(26.2)	(20.8)
Income tax receivable	62.0	1.4	(79.8)
Prepaid expenses and other current assets	(22.2)	(3.5)	0.9
Assets held for sale	(3.7)	—	—
Royalty advances	(10.4)	(8.5)	(2.6)
Accounts payable	27.4	(17.9)	(33.6)
Accrued income taxes	(0.1)	1.3	0.1
Liabilities related to assets held for sale	3.5	—	—
Accrued royalties	17.0	6.2	(3.8)
Deferred revenue	74.7	(19.5)	(13.8)
Other accrued expenses	(6.8)	36.5	(11.7)
Other, net	(26.1)	(2.6)	9.9
Net cash provided by (used in) operating activities	226.0	71.0	2.1
Cash flows - investing activities:
Prepublication expenditures	(17.2)	(20.7)	(28.5)
Additions to property, plant and equipment	(42.0)	(47.2)	(62.7)
Proceeds from sale of assets	16.0	17.4	—
Land acquisition	—	—	(3.3)
Other investment and acquisition-related payments	—	—	(1.2)
Net cash provided by (used in) investing activities	(43.2)	(50.5)	(95.7)
See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2022	2021	2020
Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	3.2	4.0	234.2
Repayments of lines of credit, credit agreement and revolving loan	(186.2)	(33.9)	(26.7)
Repayment of capital lease obligations	(2.3)	(2.3)	(2.0)
Reacquisition of common stock	(33.4)	—	(35.5)
Proceeds pursuant to stock-based compensation plans	10.2	0.4	0.7
Payment of dividends	(20.7)	(20.6)	(20.8)
Other, net	—	0.1	4.2
Net cash provided by (used in) financing activities	(229.2)	(52.3)	154.1
Effect of exchange rate changes on cash and cash equivalents	(3.5)	4.5	(0.8)
Net increase (decrease) in cash and cash equivalents	(49.9)	(27.3)	59.7
Cash and cash equivalents at beginning of period	366.5	393.8	334.1
Cash and cash equivalents at end of period	$316.6	$366.5	$393.8

	2022	2021	2020
Supplemental Information:
Income tax payments (refunds)	$(48.8)	$1.3	$7.2
Interest paid	3.3	5.4	1.5
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

Accounts receivable
Accounts receivable are recognized net of an allowance for credit losses. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company recognizes an allowance for credit losses on trade receivables that are expected to be incurred over the lifetime of the receivable. Reserves for estimated credit losses are established at the time of sale and are based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability, including specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. Accounts receivable allowance for credit losses was $25.9 and $21.4 as of May 31, 2022 and 2021, respectively.

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

Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the assets. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Building improvements are depreciated over the life of the improvement which typically does not exceed twenty-five years. Capitalized software, net of accumulated amortization, was $60.3 and $59.4 at May 31, 2022 and 2021, respectively. Capitalized software is amortized over a period of three to seven years. Amortization expense for capitalized software was $26.4, $27.6 and $27.3 for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives.

Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $7.3 and $4.6 of costs incurred in fiscal 2022 and 2021, respectively, to implement cloud computing arrangements, primarily related to digital and consumer data platforms. These amounts are included within Other assets and deferred charges on the Company's Consolidated Balance Sheets. Amortization expense totaled $3.9 and $0.7 for the fiscal years ended May 31, 2022 and 2021, respectively, which is included in Selling, general and administrative expenses within the Company's Consolidated Statements of Operations.

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

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors with royalty advances and it tracks each advance earned with respect to the sale of the related publication. The royalties earned are applied first against the remaining unearned portion of the advance. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recoveries through earndowns. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. The reserve for royalty advances was $76.0 and $115.5 as of May 31, 2022 and 2021, respectively.

Goodwill and intangible assets
Goodwill and other intangible assets with indefinite lives are not amortized and are reviewed for impairment annually as of May 31 or more frequently if impairment indicators arise.

With regard to goodwill, the Company compares the estimated fair values of its identified reporting units to the carrying values of their net assets. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair values of its identified reporting units are less than their carrying values. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the quantitative goodwill impairment test. The Company measures goodwill impairment by the amount the carrying value exceeds the fair value of a reporting unit. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the reporting unit, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually or more frequently if conditions indicate that the reporting units may change. The Company evaluates its operating segments to determine if there are components one level below the operating segment level. A component is present if discrete financial information is available and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes. The Company has six reporting units with goodwill subject to impairment testing.

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

Advertising costs
Advertising costs are expensed by the Company as incurred. Total advertising expense was $69.5, $60.1 and $85.2 for the twelve months ended May 31, 2022, 2021 and 2020, respectively.

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

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2022, 2021 and 2020 and the significant weighted average assumptions used in determining such fair value under the Black-Scholes option-pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2022	2021	2020
Estimated fair value of stock options granted	$8.04	$3.80	$6.99
Assumptions:
Expected dividend yield	1.8%	2.9%	1.9%
Expected stock price volatility	31.9%	30.2%	27.4%
Risk-free interest rate	0.9%	0.2%	1.3%
Average expected life of options	5 years	4 years	5 years

New Accounting Pronouncements

Current Fiscal Year Adoptions:

ASU No. 2019-12
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. As of the beginning of the first quarter of fiscal 2022, the Company adopted the applicable amendments of ASU 2019-12, using the modified retrospective basis for those amendments that are not applied on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company's Consolidated Financial Statements.

Forthcoming Adoption:

ASU No. 2021-08
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The updates in this guidance seek to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: 1. Recognition of an acquired contract liability and 2. Payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this Update improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments improve comparability by specifying for all acquired revenue contracts regardless of their timing of payment: (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination.

The ASU will be effective for the Company in the first quarter of fiscal 2024. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. Should the Company enter into a business combination, it will evaluate the impact of this ASU on its consolidated financial position, results of operations and cash flows.

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

To conform the prior periods to the current period presentation, the Company has adjusted the statement of operations for the periods ended May 31, 2021 and May 31, 2020 for the correction of the error. The adjustment resulted in a decrease in Cost of goods sold and an increase in Selling, general and administrative expenses in each of the periods presented. There was no other impact to the financial statements.

The following table shows the adjusted Cost of goods sold and Selling, general and administrative expenses for those periods indicated:

	Fiscal Year Ended May 31, 2021	Fiscal Year Ended May 31, 2020

Cost of goods sold:
As previously reported	$666.5	$751.0
Adjustment	(37.8)	(41.7)
As adjusted	$628.7	$709.3

Selling, general and administrative expenses:
As previously reported	$584.9	$722.5
Adjustment	37.8	41.7
As adjusted	$622.7	$764.2

2. REVENUES

Disaggregated Revenue Data

Effective June 1, 2021, the former “Education” reportable segment was renamed as the “Education Solutions” reportable segment, in connection with the consolidation of the segment’s multiple channels into a single Education Solutions group.

The following table presents the Company’s segment revenues disaggregated by region and domestic channel during the year ended May 31:

	2022	2021	2020
Book Clubs - U.S.	$126.4	$145.4	$157.4
Book Fairs - U.S.	429.7	164.3	383.8
Trade - U.S.	344.0	328.8	306.7
Trade - International(1)	46.4	36.5	33.8
Total Children's Book Publishing and Distribution	946.5	675.0	881.7

Education Solutions - U.S.	393.6	312.3	287.3
Total Education Solutions	393.6	312.3	287.3

International - Major Markets(2)	237.1	226.8	227.1
International - Other Markets(3)	65.7	86.2	91.0
Total International	302.8	313.0	318.1
Total Revenues	$1,642.9	$1,300.3	$1,487.1
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.

In fiscal 2022, there were no customers that accounted for more than 10% of consolidated revenues. In fiscal 2021, the Company had one customer that accounted for more than 10% of consolidated revenues. Total revenues from this customer were $152.7, or approximately 12% of consolidated revenues, during the year ended May 31, 2021. Approximately $119.7 was reported within the Children's Book Publishing & Distribution segment, $8.8 in the Education Solutions segment and $24.2 in the International segment. In fiscal 2020, there were no customers that accounted for more than 10% of consolidated revenues.

Estimated Returns

A liability for expected returns of $42.2 and $45.2 was recorded within Other accrued expenses on the Company's Consolidated Balance Sheets as of May 31, 2022 and 2021, respectively. In addition, a return asset of $5.3 and $3.4 was recorded within Prepaid expenses and other current assets as of May 31, 2022 and 2021, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue

The following table presents further detail regarding the Company's deferred revenue balance for the years ended May 31:

	2022	2021
Book fairs incentive credits	$100.1	$59.9
Magazines+ subscriptions	4.5	4.6
U.S. digital subscriptions	19.5	11.9
U.S. education-related(1)	13.6	6.2
Media-related	15.8	2.5
Stored value cards	9.4	2.9
Other(2)	9.9	11.1
Total deferred revenue	$172.8	$99.1
(1) Primarily includes deferred revenue related to contracts with school districts and professional services.
(2) Primarily includes deferred revenue related to various international products and services.

The Company's deferred revenue consists of contract liabilities in respect to advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The amount of revenue recognized during the years ended May 31, 2022 and 2021 included within the opening Deferred revenue balance was $85.0 and $73.3, respectively.

Allowance for Credit Losses

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2021	$21.4
Current period provision	15.2
Write-offs and other	(10.7)
Balance as of May 31, 2022	$25.9

3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution and Education Solutions, which comprise the Company's domestic operations, and International.

•Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, ebooks, media and interactive products in the United States through its book clubs and book fairs in its school channels and through the trade channel. This segment is comprised of three operating segments.

•Education Solutions includes the publication and distribution to schools and libraries of children’s books, classroom magazines, print and digital supplemental and core classroom materials and programs and related support services, and print and on-line reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of one operating segment.

•International includes the publication and distribution of products and services outside the United States by the Company’s international operations and its export and foreign rights businesses. This segment is comprised of three operating segments.

The following tables set forth information for the Company’s segments for the three fiscal years ended May 31:

	2022	2021	2020
Revenues
Children's Book Publishing and Distribution	$946.5	$675.0	$881.7
Education Solutions	393.6	312.3	287.3
International	302.8	313.0	318.1
Total	$1,642.9	$1,300.3	$1,487.1

Operating income (loss)
Children's Book Publishing and Distribution	$115.3	$8.9	$17.1
Education Solutions	81.8	57.7	24.7
International	3.3	21.2	(8.0)
Overhead (1)	(103.0)	(110.5)	(122.3)
Total	$97.4	$(22.7)	$(88.5)

Depreciation and amortization (2)
Children's Book Publishing and Distribution	$24.9	$25.6	$26.5
Education Solutions	15.1	12.7	13.0
International	6.2	6.6	7.3
Overhead (1)	45.1	45.4	43.4
Total	$91.3	$90.3	$90.2

Segment assets at May 31
Children's Book Publishing and Distribution	$559.4	$518.0	$528.0
Education Solutions	289.4	239.8	223.4
International	258.3	302.1	270.3
Overhead (1)	833.7	948.4	1,011.9
Total	$1,940.8	$2,008.3	$2,033.6
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.
(2) Includes depreciation of property, plant and equipment, amortization of intangible assets and prepublication, deferred financing and cloud computing costs.

4. ASSET WRITE DOWN

During fiscal 2022, the Company committed to a plan to cease operations and sell the direct sales business in Asia, including the sale of the Malaysia legal entity. The Company wrote down the related assets which were included in the International segment and consisted of accounts receivable, inventory, other current assets and long-lived assets, to their recoverable value which equates to the selling price of $3.7. The remaining assets, consisting of accounts receivable and inventory, are classified as held for sale and recorded as a current asset on the Company's Consolidated Balance Sheet. The Company recognized a loss of $15.1 in fiscal 2022 which is included in Gain (Loss) on assets held for sale within the Company's Consolidated Statement of Operations. The impact of the impairment was a loss per basic and diluted share of Class A and Common Stock of $0.33 and $0.32, respectively, in the twelve months ended May 31, 2022.

During fiscal 2021, the Company committed to a plan to cease use of certain leased office space in New York City and consolidate into the company-owned New York headquarters building. The right-of-use (ROU) assets and the other long-lived assets associated with these operating leases were included in the Overhead segment. An impairment expense of $8.5 was recognized in fiscal 2021 of which $7.0 related to the ROU assets and $1.5 related to other long-lived assets, primarily leasehold improvements. The Company also committed to a plan to permanently close 13 of the 54 book fairs warehouses in the U.S. as part of a branch consolidation project. The ROU assets and the other long-lived assets associated with these warehouse operating leases were included in the Children’s Book Publishing and Distribution segment. An impairment expense of $2.6 was recognized in fiscal 2021, primarily related to the ROU assets. The impact of the total $11.1 impairment was a loss per basic and diluted share of Class A and Common Stock of $0.24 in the twelve months ended May 31, 2021.

5. DEBT

The following table summarizes the Company's debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2022		2021
Loan Agreement:
Revolving Loan	$—	$—	$175.0	$175.0
Unsecured Lines of Credit (weighted average interest rates of 5.4% and 4.7%, respectively)	6.5	6.5	7.9	7.9
UK long-term debt	—	—	7.3	7.3
Total debt	$6.5	$6.5	$190.2	$190.2
Less: lines of credit and current portion of long-term debt	(6.5)	(6.5)	(182.9)	(182.9)
Total long-term debt	$—	$—	$7.3	$7.3

The Company's debt obligations as of May 31, 2022 have maturities of one year or less.

US Loan Agreement

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
As of May 31, 2022, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on Eurodollar Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% per annum to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of May 31, 2022, the commitment fee rate was 0.20%.

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

As of May 31, 2022, the Company had no outstanding borrowings under the Loan Agreement. During the first and second quarters of fiscal 2022, the Company paid down $100.0 and $75.0, respectively, of the remaining borrowings as of the beginning of the fiscal year. As of May 31, 2021, the Company had outstanding borrowings of $175.0 under the Loan Agreement.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Corporation or its business. The Company was in compliance with required covenants at May 31, 2022.

At May 31, 2022, the Company had open standby letters of credit totaling $4.1 issued under certain credit lines, including $0.4 under the Loan Agreement and $3.7 under the domestic credit lines discussed below.

UK Loan Agreements

On January 24, 2020, Scholastic Limited UK entered into a term loan facility to fund the construction of the new UK facility in Warwickshire. The loan had an original maturity date of July 31, 2021, which was extended to July 31, 2022 in May 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest was charged at 1.77% per annum over the Base Rate until July 31, 2021 and 2.25% per annum over the Base Rate thereafter. On March 31, 2022, Scholastic Limited UK paid down the remaining balance of £3.2 and closed the facility. As of May 31, 2022, the Company had no outstanding borrowings and no availability under the term loan facility. As of May 31, 2021, the Company had $4.5 outstanding on the loan.

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan had an original maturity date of July 31, 2021, which was extended to July 31, 2022 in May 2021. Under the agreement, the principal balance is due in full in a single payment on the last day of the term and interest on the amount borrowed is due and payable quarterly. The interest was charged at 1.77% per annum over the Base Rate until July 31, 2021 and 2.25% per annum over the Base Rate thereafter. On May 12, 2022, Scholastic Limited UK paid down the balance of £2.0 and closed the term loan agreement. The Company had no outstanding borrowings as of May 31, 2022 and $2.8 outstanding on the loan as of May 31, 2021.

Lines of Credit

As of May 31, 2022, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of May 31, 2022 and May 31, 2021. As of May 31, 2022, availability under these unsecured money market bid rate credit lines totaled $6.3. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2022, the Company had various local currency credit lines, totaling $27.3, underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $6.5 at May 31, 2022 at a weighted average interest rate of 5.4%, compared to outstanding borrowings of $7.9 at May 31, 2021 at a weighted average interest rate of 4.7%. As of May 31, 2022, amounts available under these facilities totaled $20.8. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

6. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2022 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2023	$18.4	$2.4
2024	7.3	1.5
2025	1.8	0.1
2026	0.5	—
2027	0.1	—
Thereafter	0.1	—
Total commitments	$28.2	$4.0

The Company had open standby letters of credit of $4.1 and $4.3 issued under certain credit lines as of May 31, 2022 and 2021, respectively, in support of its insurance programs. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to their expiration.

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

On July 20, 2021, the Company, along with its co-defendants in a certain legal proceeding, executed a settlement agreement regarding certain licenses and trademarks related to intellectual property used in formerly owned products, which were included in the sale of the educational technology and services business that occurred in fiscal 2015. Without admitting to the allegations raised, the agreement required the Company to pay $20.0 in a one-time cash payment to avoid the uncertainties of trial and the additional costs of preparing for and presenting an on-going legal defense in this matter. The Company recognized an accrual for the settlement amount in fiscal 2021 as the events that gave rise to the litigation had taken place prior to May 31, 2021. The settlement was paid in September 2021. The Company received $6.6 in recoveries from its insurance programs during the first quarter of fiscal 2022, which was recognized as an offset to the legal settlement and reflected in Selling, general and administrative expenses in the Company's Consolidated Statement of Operations. While the Company expects to receive additional recoveries from its insurance programs, it is premature to determine with any level of probability or accuracy the amount of those recoveries at this time.

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

7. INVESTMENTS

Investments are included in Other assets and deferred charges on the Consolidated Balance Sheets. The following table summarizes the Company’s investments for the fiscal years ended May 31:

	2022	2021	Segment
Equity method investments	$31.0	$34.3	International
Other equity investments	6.0	6.0	Children's Book Publishing & Distribution
Total investments	$37.0	$40.3

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

The Company has other equity investments with a net carrying value of less than $0.1 at May 31, 2022 and May 31, 2021.

Income from equity investments reported in Selling, general and administrative expenses in the Consolidated Statements of Operations totaled $2.0 for the year ended May 31, 2022, $7.4 for the year ended May 31, 2021 and $3.2 for the year ended May 31, 2020. The Company received dividends of $1.4 and $2.4 for the years ended May 31, 2022 and May 31, 2021, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2022	2021
Land	$79.6	$81.4
Buildings	232.5	244.8
Capitalized software	243.6	217.9
Furniture, fixtures and equipment	206.5	209.4
Building and leasehold improvements	214.9	214.4
Construction in progress	33.9	43.3
Total at cost	$1,011.0	$1,011.2
Less: Accumulated depreciation and amortization	(494.0)	(454.3)
Property, plant and equipment, net	$517.0	$556.9

Included in Other assets and deferred charges	2022	2021
Capitalized Cloud Computing Arrangements	$32.3	$15.8

Depreciation and amortization expense related to property, plant, and equipment was $54.8, $58.3 and $58.3 for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. Amortization expense related to cloud computing arrangements was $3.9, $0.7 and less than $0.1 for the fiscal years ended May 31, 2022, 2021 and 2020, respectively.

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

The following table presents long-lived assets and related additions by reportable segment for the fiscal years ended May 31:

	Additions		Long-lived assets (1)
	2022	2021	2022	2021
Children's Book Publishing and Distribution	$5.7	$6.0	$32.3	$44.2
Education Solutions	0.5	2.6	2.7	6.8
International	3.9	3.4	25.0	29.4
Overhead (2)	4.3	10.4	396.7	417.1
Total (3)	$14.4	$22.4	$456.7	$497.5
(1) Long-lived assets consist of property, plant and equipment, net, excluding capitalized software.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.
(3) Long-lived assets held in the United States were $431.3 and $467.8 as of May 31, 2022 and 2021, respectively. Long-lived assets held outside the United States were $25.4 and $29.7 as of May 31, 2022 and 2021, respectively.

Sale of Long-Lived Assets

During the fourth quarter of fiscal 2022, the Company sold the UK distribution center located in Witney to consolidate the operations into a new facility in Warwickshire. The long-lived assets related to the Witney facility, which consisted of building and building improvements, were included in the International segment. These assets had a carrying value of $2.1 and were classified as held for sale as of the third quarter of fiscal 2020. The net proceeds from the sale were $5.6 and the Company recognized a gain on sale of $3.5. This amount is included within Gain (loss) on sale of assets and other within the Company's Consolidated Statements of Operations.

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

9. LEASES

The following table summarizes right-of-use assets and lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal years ended May 31, 2022 and May 31, 2021:

	May 31, 2022	May 31, 2021	Location within Consolidated Balance Sheet
Operating leases	$81.9	$78.6	Operating lease right-of-use assets, net
Finance leases	8.1	10.2	Property, plant and equipment, net
Total lease assets	$90.0	$88.8

Operating leases :
Current portion	$20.8	$25.0	Current portion of operating lease liabilities
Non-current portion	69.8	67.4	Long-term operating lease liabilities
Total operating lease liabilities	$90.6	$92.4

Finance leases :
Current portion	$2.3	$2.2	Other accrued expenses
Non-current portion	6.7	8.8	Other noncurrent liabilities
Total finance lease liabilities	$9.0	$11.0
Total lease liabilities	$99.6	$103.4

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

The following table summarizes the lease expense activity for the fiscal years ended May 31:

				Location within Consolidated Statements of Operations
	2022	2021	2020
Operating lease expense	$25.9	$28.3	$28.6	Selling, general and administrative expenses
Finance lease costs :
Depreciation of leased assets	2.2	2.3	2.1	Depreciation and amortization
Accretion of lease liabilities	0.4	0.4	0.4	Interest expense
Total lease expense	$28.5	$31.0	$31.1

The following table summarizes certain cash flows information related to the Company's leases for the fiscal years ended May 31:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31.4	$27.4	$25.4
Operating cash flows from finance leases	0.4	0.4	0.4
Financing cash flows from finance leases	2.3	2.3	2.0

The following table provides the maturities of the Company's lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal year ended May 31, 2022:

	Operating Leases	Finance Leases
Fiscal 2023	$23.8	$2.6
Fiscal 2024	21.2	2.4
Fiscal 2025	15.5	1.6
Fiscal 2026	9.5	1.2
Fiscal 2027	7.6	1.1
Thereafter	28.3	1.0
Total lease payments	$105.9	$9.9
Less: interest	(15.3)	(0.9)
Total lease liabilities	$90.6	$9.0

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's leases recorded on the Company's Consolidated Balance Sheet for the fiscal years ended May 31, 2022 and May 31, 2021:

	2022	2021
Weighted-average remaining lease term (years):
Operating Leases	6.3	5.8
Finance Leases	4.9	5.6
Weighted-average discount rate:
Operating Leases	4.3%	4.6%
Finance Leases	4.0%	4.0%

10. GOODWILL AND OTHER INTANGIBLES

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2022	2021
Gross beginning balance	$165.9	$164.5
Accumulated impairment	(39.6)	(39.6)
Beginning balance	$126.3	$124.9
Foreign currency translation	(1.0)	1.4
Ending balance	$125.3	$126.3

There were no impairment charges related to Goodwill in any of the periods presented. The Company performed a qualitative assessment for the fiscal 2022 annual impairment test and concluded that goodwill is not impaired.

The following table presents Goodwill by segment as of May 31:

	2022	2021
Children's Book Publishing and Distribution	$47.0	$47.8
Education Solutions	68.3	68.5
International	10.0	10.0
Total	$125.3	$126.3

The following table summarizes Other intangibles for the fiscal years ended May 31:

	2022	2021
Other intangibles subject to amortization - beginning balance	$8.4	$10.5
Additions	—	—
Adjustments	—	(0.5)
Amortization expense	(2.0)	(2.2)
Foreign currency translation	(0.4)	0.6
Total other intangibles subject to amortization, net of accumulated amortization of $34.3 and $32.3, respectively	$6.0	$8.4

Total other intangibles not subject to amortization	2.1	2.1
Total other intangibles	$8.1	$10.5

There were no additions to intangible assets for the fiscal year ended May 31, 2022.

In fiscal 2021, the Company recorded a purchase accounting adjustment which decreased the carrying amount of the amortizable intangible assets by $0.5.

Amortization expense for Other intangibles totaled $2.0, $2.2 and $3.2 for the fiscal years ended May 31, 2022, 2021 and 2020, respectively.

The following table reflects the estimated amortization expense for intangibles for future fiscal years ending May 31:

2023	$1.9
2024	1.5
2025	1.2
2026	0.4
2027	0.4
Thereafter	0.6

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

There were no impairment charges related to Intangible assets in any of the periods presented.

11. TAXES

The components of Earnings (loss) before income taxes for the fiscal years ended May 31 were:

	2022	2021	2020
United States	$76.9	$(45.8)	$(92.5)
Non-United States	12.8	27.6	2.8
Total	$89.7	$(18.2)	$(89.7)

The provision (benefit) for income taxes for the fiscal years ended May 31 consisted of the following components:

	2022	2021	2020
Current
Federal	$(2.1)	$2.3	$(72.2)
State and local	0.6	(0.3)	(1.2)
Non-United States	3.0	6.0	2.1
Total Current	$1.5	$8.0	$(71.3)

Deferred
Federal	$6.1	$(10.9)	$27.3
State and local	2.4	(1.3)	(0.9)
Non-United States	(1.3)	(3.1)	(1.1)
Total Deferred	$7.2	$(15.3)	$25.3

Total Current and Deferred	$8.7	$(7.3)	$(46.0)

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on Earnings (loss) before income taxes for the fiscal years ended May 31 was as follows:

	2022	2021	2020
Computed federal statutory provision	21.0%	21.0%	21.0%
State income tax provision, net of federal income tax benefit	3.1	(10.4)	2.0
Difference in effective tax rates on earnings of foreign subsidiaries	(0.2)	7.0	1.8
Rate differential on net operating loss carrybacks	—	19.3	34.2
GILTI inclusion	—	(2.7)	(2.4)
Various tax credits	(1.9)	6.5	0.8
Valuation allowances	0.2	25.7	(1.1)
Uncertain positions	(8.1)	(14.6)	(2.3)
Equity and other compensation	1.2	(8.7)	(0.6)
Return to provision adjustments	(4.4)	—	(0.7)
Other, net	(1.2)	(3.0)	(1.4)
Effective tax rates	9.7%	40.1%	51.3%
Total provision (benefit) for income taxes	$8.7	$(7.3)	$(46.0)

During the fiscal year ended May 31, 2022, the IRS substantially completed their examination of the income tax returns for the fiscal years 2015 through 2020. As a result of the examination, reserves for uncertain positions were released. As of May 31, 2022, return to provision adjustments include the impact of tax accounting method changes filed with the fiscal 2021 tax return.

Unremitted Earnings

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. The Company is permanently reinvested in certain foreign subsidiaries representing a portion of the Company's investments in foreign subsidiaries. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment. As of May 31, 2022, there have been no adjustments to the income tax provision related to unremitted earnings.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31 were as follows:

	2022	2021
Deferred tax assets:
Tax uniform capitalization	$9.8	$8.6
Prepublication expenses	0.6	0.6
Inventory reserves	21.3	19.3
Allowance for credit losses	4.0	2.8
Deferred revenue	2.5	13.5
Stock Based Compensation	8.0	9.1
Other reserves	8.4	10.8
Postretirement, post employment and pension obligations	2.3	3.1
Tax carryforwards	35.2	39.7
Lease liabilities	22.8	23.7
Other	15.7	14.1
Gross deferred tax assets	$130.6	$145.3
Valuation allowance	(23.1)	(23.1)
Total deferred tax assets	$107.5	$122.2
Deferred tax liabilities:
Depreciation and amortization	(66.4)	(74.3)
Lease Right of Use Assets	(20.7)	(20.2)
Other	(2.5)	(2.3)
Total deferred tax liability	$(89.6)	$(96.8)
Total net deferred tax assets	$17.9	$25.4

As of May 31, 2022, the total net deferred tax assets include federal deferred tax liabilities of $3.6 which are included in Other noncurrent liabilities on the Company's Consolidated Balance Sheet and deferred tax assets of $21.5. As of May 31, 2021, there were no deferred tax liabilities.

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, duration of statutory carryforward periods, tax planning strategies and historical experience. For the fiscal year ended May 31, 2022, there was no significant change to the valuation allowance as a result of a release of a prior fiscal year foreign net operating loss, offset by an accrual related to foreign tax credits. For the fiscal year ended May 31, 2021, the valuation allowance decreased by $8.2, primarily the result of the release of valuation allowances for prior fiscal year state net operating losses and the expiration of a foreign net operating loss.

The Company has tax effected state and foreign net operating loss carryforwards of $8.6 and $25.3, respectively, for the fiscal year ended May 31, 2022. In addition, the Company has certain tax carryforwards related to tax credits of $1.3 for the fiscal year ended May 31, 2021. Certain state net operating loss carryforwards, if not utilized, expire at various times, primarily between fiscal year 2023 and fiscal year 2042. Certain foreign net operating loss carryforwards, if not utilized, also expire at various times. Approximately half of the foreign net operating loss carryforwards expire between fiscal year 2023 and fiscal year 2042 and the remaining carryforwards do not have an expiration date.

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

The total amount of unrecognized tax benefits at May 31, 2022, 2021, and 2020 were $3.1, excluding $0.3 accrued for interest and penalties, $12.3, excluding $2.6 accrued for interest and penalties, and $10.2, excluding $2.2 accrued for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2022, 2021, and 2020, $3.1, $12.3 and $10.2, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized a benefit of $2.3, an expense of $0.5, and an expense of $0.8 for the years ended May 31, 2022, 2021, and 2020, respectively.

The table below presents a reconciliation of the unrecognized tax benefits for the fiscal years indicated:

Gross unrecognized benefits at May 31, 2019	$9.0
Decreases related to prior year tax positions	(0.2)
Increase related to prior year tax positions	1.8
Increases related to current year tax positions	0.1
Settlements during the period	(0.2)
Lapse of statute of limitation	(0.3)
Gross unrecognized benefits at May 31, 2020	$10.2
Decreases related to prior year tax positions	(0.2)
Increase related to prior year tax positions	2.6
Increases related to current year tax positions	0.2
Settlements during the period	(0.2)
Lapse of statute of limitation	(0.3)
Gross unrecognized benefits at May 31, 2021	$12.3
Decreases related to prior year tax positions	(6.8)
Increase related to prior year tax positions	0.5
Increases related to current year tax positions	0.6
Settlements during the period	(3.5)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2022	$3.1

Unrecognized tax benefits for the Company decreased by $9.2 for the year ended May 31, 2022 and increased by $2.1 for the year ended May 31, 2021. The decrease was primarily related to the release of uncertain tax positions resulting from the effectively settled IRS examination.

Income Tax Returns

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The IRS is substantially complete with the examination of the US income tax returns for the fiscal 2015 through fiscal 2020 tax years. The examination is expected to be finalized in the first quarter of fiscal 2023 and the Company does not expect any additional impact to the financial results. In fiscal 2021, there were settlements of audits with taxing authorities, none of which were considered material to the provision for income taxes.

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

12. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2022:

	Class A Stock	Common Stock	Preferred Stock
Authorized	4,000,000	70,000,000	2,000,000
Reserved for Issuance	—	9,007,196	—
Outstanding	1,656,200	32,469,019	—

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

Stock-based awards

At May 31, 2022, the Company maintained four stockholder-approved stock-based compensation plans with regard to the Common Stock:

•Scholastic Corporation 2021 Stock Incentive Plan (the "2021 Plan");
•Scholastic Corporation 2011 Stock Incentive Plan (the “2011 Plan”), under which no further grants can be made;
•Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (the “2017 Directors Plan”); and
•Scholastic Corporation 2007 Outside Directors Stock Incentive Plan (the “2007 Directors Plan”), under which no further grants can be made.

In September 2021, the Class A Stockholders approved the 2021 Plan which provides for the issuance of certain equity awards, including non-qualified stock options, time-vested restricted stock units, performance-based restricted stock units, incentive stock options and other equity awards. There are 2,500,000 shares available for issuance pursuant to awards granted under the 2021 Plan.

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

At May 31, 2022, non-qualified stock options to purchase 350,061 and 4,065,574 shares of Common Stock were outstanding under the 2021 and 2011 Plan, respectively. During fiscal 2022, 350,061 and 51,479 options were granted under the 2021 and 2011 Plan at a weighted average exercise price of $34.49 and $33.89, respectively.

At May 31, 2022, 2,024,583 shares of Common Stock were available for issuance under the 2021 Plan.

In September 2017, the Class A Stockholders approved the 2017 Directors Plan which has 400,000 shares of Common Stock reserved for issuance and provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. The total dollar amount, as well as the relative percentage of stock options and restricted stock units, is determined annually by the Board (or Committee designated by the Board) in advance of the grant date. In July 2021, the Board approved the fiscal 2022 grant to each non-employee director, on the date of the 2021 annual meeting of stockholders, of stock options and restricted stock units having a combined value, as determined by the Board, of one hundred thousand dollars ($100,000), (based on the fair market value on the date of grant), with 60% of such award to be awarded as restricted stock units and 40% of such award to be awarded as stock options, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of stockholders following the date of grant.

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

During fiscal 2022, an aggregate of 37,534 options at a weighted average exercise price of $33.76 per share and 15,236 restricted stock units were granted to the non-employee directors under the 2017 Directors Plan, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of Stockholders following the date of grant. As of May 31, 2022, non-qualified stock options to purchase 158,660 and 65,394 shares were outstanding under the 2017 Plan and the 2007 Plan, respectively.

Stock Options - Generally, stock options granted under the Company's equity plans may not be exercised for a minimum of one year after the date of grant and expire seven to ten years after the date of grant. The intrinsic value of certain stock options is tax deductible by the Company upon exercise, if compliant with current tax law. The Company amortizes the fair value of stock options as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment for certain retirement-eligible employees, as well as in certain other events.

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Company's equity plans for the fiscal years ended May 31:

	2022	2021	2020
Total intrinsic value of stock options exercised	$5.1	$0.1	$0.2
Total stock-based compensation cost (pretax)	7.8	6.6	3.8
Tax benefits (shortfalls) related to stock-based compensation cost	2.3	(3.7)	(0.5)
Weighted average grant date fair value per option	$8.04	$3.80	$6.99

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2022, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $4.3. The weighted average period over which this compensation cost is expected to be recognized is 2.2 years.

The following table sets forth the stock option activity under the Company's equity plans for the fiscal year ended May 31, 2022:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2021	4,987,262	$29.73
Granted	439,074	34.36
Exercised	(634,445)	27.86
Expired, canceled and forfeited	(152,202)	22.74
Outstanding at May 31, 2022	4,639,689	$30.65	4.9	$37.1
Exercisable at May 31, 2022	2,615,695	$35.12	4.3	$10.9

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and senior management under the 2021 Plan and the 2011 Plan. The restricted stock units convert to shares of Common Stock on a one-for-one basis upon vesting, which for time-vested restricted stock units is typically in three or four equal annual installments beginning with the first anniversary of the date of grant. During fiscal 2022, there were 68,196 shares of Common Stock issued upon the vesting of restricted stock units under the 2011 Plan. The Company measures the value of restricted stock units at fair value based on the number of units granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding restricted stock units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the restricted stock unit award activity for the fiscal years ended May 31:

	2022	2021	2020
Granted	178,461	137,106	34,632
Weighted average grant date price per unit	$34.45	$21.24	$32.56

As of May 31, 2022, the total pretax compensation cost not yet recognized by the Company with regard to unvested restricted stock units was $4.3. The weighted average period over which this compensation cost is expected to be recognized is 2.0 years.

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

The following table sets forth the MSPP RSUs activity for the fiscal years ended May 31:

	2022	2021	2020
MSPP RSUs allocated	33,761	5,665	3,843
Purchase price per unit	$24.67	$16.88	$24.36

At May 31, 2022, there were 280,537 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2022, the total pretax compensation cost not yet recognized by the Company with regard to unvested MSPP RSUs was less than $0.1.

The following table sets forth the restricted stock unit and MSPP RSUs activity for the year ended May 31, 2022:

	Restricted stock units and MSPP RSUs	Weighted Average grant date fair value
Nonvested as of May 31, 2021	217,098	$22.80
Granted	212,222	30.23
Vested	(139,891)	19.67
Forfeited	(1,370)	32.85
Nonvested as of May 31, 2022	288,059	$29.61

The total fair value of shares vested during the fiscal years ended May 31, 2022, 2021 and 2020 was $2.8, $3.2 and $2.8, respectively.

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

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2022	2021	2020
Shares issued	59,322	67,097	65,714
Weighted average purchase price per share	$32.52	$22.19	$27.84

At May 31, 2022, there were 229,820 shares of Common Stock remaining authorized for issuance under the ESPP.

13. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorizations	Amount
March 2018	50.0
March 2020	50.0
Total current Board authorizations	$100.0
Less repurchases made under the authorizations as of May 31, 2022	$(66.1)
Remaining Board authorization at May 31, 2022	$33.9

Remaining Board authorization at May 31, 2022 represents the amount remaining under the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions, subject to temporary limitations under the amended credit agreement as defined in Note 5, "Debt".

During the twelve months ended May 31, 2022, there were $33.4 repurchases of the Company's Common Stock, which included a privately negotiated transaction with a related party for an aggregate purchase price of $12.2. See Note 20, "Related Party Transactions", for further details regarding this transaction. In addition, the Company entered into a privately negotiated transaction with a third party for the repurchase of 190,290 common shares at a 4.0% discount to market prices.The Company's repurchase program may be suspended at any time without prior notice.

14. EMPLOYEE BENEFIT PLANS

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

In the second quarter of fiscal 2021, the Company made a change in benefits for certain US postretirement benefit plan participants. Beginning January 1, 2021, the plan established Health Reimbursement Accounts (HRAs) to provide these participants with additional flexibility to choose healthcare options based on individual needs. As a result of this change, the Company remeasured its US Postretirement Benefits obligation as of November 30, 2020, and recognized a reduction of $7.6 to its benefit obligation and a reduction to its accumulated comprehensive loss of $7.6 in the second quarter of fiscal 2021. The related prior service credit is being amortized as a Component of net periodic benefit (cost) over the average remaining life expectancy of plan participants of approximately 12.0 years.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the US Postretirement Benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2022, 2021 and 2020, the Company recognized a cumulative reduction of its accumulated postretirement benefit obligation of $0.2, $0.2 and $1.2, respectively, due to the Federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the UK Pension Plan and the US Postretirement Benefits at May 31:

	UK Pension Plan			US Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.5%	2.0%	1.7%	4.3%	2.5%	2.7%
Rate of compensation increase	4.1%	4.1%	3.6%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	1.6%	2.1%	2.4%	1.7%	1.5%	3.2%
Expected long-term return on plan assets	3.1%	2.2%	3.1%	—	—	—
Rate of compensation increase	4.1%	3.6%	4.1%	—	—	—

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

The following table sets forth the change in benefit obligation for the UK Pension Plan and US Postretirement Benefits at May 31:

	UK Pension Plan		US Postretirement Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$47.0	$41.7	$12.1	$20.8
Interest cost	0.8	0.7	0.2	0.3
Plan participants’ contributions	—	—	0.1	0.1
Actuarial losses (gains)	(9.6)	(0.3)	(1.9)	0.3
Foreign currency translation	(5.3)	6.4	—	—
Plan amendments	—	—	—	(7.6)
Benefits paid, including expenses	(1.0)	(1.5)	(1.1)	(1.8)
Benefit obligation at end of year	$31.9	$47.0	$9.4	$12.1

The net actuarial gain included in the projected benefit obligation for the UK Pension in fiscal 2022 was primarily due to a significant increase in the discount rate. The net actuarial gain in fiscal 2021 was primarily due to the inflation-linked revaluation of deferred pensions and escalation of current pensions, coupled with an increase in the discount rate.

The net actuarial gain included in the projected benefit obligation for the US Postretirement Benefits in fiscal 2022 was primarily due to updated census data and a significant increase in the discount rate. There were no significant actuarial gains or losses included in the projected benefit obligation for the US Postretirement Benefits in fiscal 2021.

The following table sets forth the change in plan assets for the UK Pension Plan at May 31:

	UK Pension Plan
	2022	2021
Change in plan assets:
Fair value of plan assets at beginning of year	$40.8	$36.6
Actual return on plan assets	(6.2)	(0.8)
Employer contributions	1.6	1.1
Benefits paid, including expenses	(1.1)	(1.5)
Foreign currency translation	(4.7)	5.4
Fair value of plan assets at end of year	$30.4	$40.8

The following table sets forth the net funded status of the UK Pension Plan and US Postretirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	UK Pension Plan		US Postretirement Benefits
	2022	2021	2022	2021
Current liabilities	$—	$—	$(1.1)	$(1.3)
Non-current liabilities	(1.5)	(6.2)	(8.3)	(10.8)
Net funded balance	$(1.5)	$(6.2)	$(9.4)	$(12.1)

The following amounts were recognized in Accumulated other comprehensive income (loss) for the UK Pension Plan and US Postretirement Benefits on the Company’s Consolidated Balance Sheets at May 31:

	2022			2021
	UK Pension Plan	US Postretirement Benefits	Total	UK Pension Plan	US Postretirement Benefits	Total
Actuarial gain (loss)	$(7.4)	$0.4	$(7.0)	$(10.4)	$(1.4)	$(11.8)
Prior service credit (cost)	0.0	8.4	8.4	(0.0)	9.2	9.2
Amount recognized in Accumulated comprehensive income (loss) net of tax	(7.4)	6.6	(0.8)	(10.4)	5.8	(4.6)

Income tax expense of $2.2, income tax expense of $2.0 and income tax benefit of $0.1 were recognized in Accumulated other comprehensive loss at May 31, 2022, 2021 and 2020, respectively.

The following table sets forth the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets with respect to the UK Pension Plan as of May 31:

	UK Pension Plan
	2022	2021
Projected benefit obligations	$31.9	$47.0
Accumulated benefit obligations	31.6	46.5
Fair value of plan assets	30.4	40.8

The following table sets forth the net periodic benefit (cost) for the UK Pension Plan and US Postretirement Benefits for the fiscal years ended May 31:

	UK Pension Plan			US Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Components of net (benefit) cost:
Interest cost	0.8	0.7	0.9	0.2	0.3	0.6
Expected return on assets	(1.2)	(0.9)	(1.0)	—	—	—
Amortization of prior service (credit) loss	0.0	0.0	0.0	(0.8)	(0.6)	(0.2)
Amortization of net actuarial (gain) loss	0.9	0.6	1.0	0.0	—	—
Net periodic (benefit) cost	$0.5	$0.4	$0.9	$(0.6)	$(0.3)	$0.4

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

The following table sets forth the total weighted average asset allocations for the UK Pension Plan by asset category at May 31:

	UK Pension Plan
	2022	2021
Equity securities	56.1%	47.1%
Cash and cash equivalents	1.1%	2.3%
Liability-driven instruments	23.2%	31.8%
Real estate	5.7%	4.2%
Other	13.9%	14.6%
	100.0%	100.0%

The following table sets forth the targeted weighted average asset allocations for the UK Pension Plan included in the Company’s investment policy:

UK Pension Plan
Equity securities	56%
Cash and cash equivalents	1%
Liability-driven instruments	23%
Real estate	6%
Other	14%
Total	100%

The fair values of the Company’s Pension Plan assets are measured using Level 1, Level 2 and Level 3 fair value measurements.

The following table sets forth the measurement of the Company’s Pension Plan assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2022
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Equity securities:
U.S. (1)	2.4	—	—	2.4
International (2)	14.7	—	—	14.7
Pooled, Common and Collective Funds (3) (4)	—	7.1	—	7.1
Annuities	—	—	4.2	4.2
Real estate (5)	1.7	—	—	1.7
Total	$19.1	$7.1	$4.2	$30.4

	Assets at Fair Value as of May 31, 2021
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.9	$—	$—	$0.9
Equity securities:
U.S. (1)	4.7	—	—	4.7
International (2)	14.5	—	—	14.5
Pooled, Common and Collective Funds (3) (4)	—	13.0	—	13.0
Annuities	—	—	6.0	6.0
Real estate (5)	1.7	—	—	1.7
Total	$21.8	$13.0	$6.0	$40.8

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

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $4.2 and $6.0 at May 31, 2022 and May 31, 2021, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2022 and 2021:

Balance at May 31, 2020	$5.6
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2021	(0.4)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	0.8
Balance at May 31, 2021	$6.0
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2022	(1.2)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.6)
Balance at May 31, 2022	$4.2

Contributions

In fiscal 2023, the Company expects to make contributions of $1.2 to the UK Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the UK Pension Plan and the US Postretirement Benefits by fiscal year:

	UK Pension Plan	US Postretirement Benefits
	Pension benefits	Benefit payments	Medicare subsidy receipts
2023	$0.9	$1.2	$0.1
2024	1.3	1.1	0.0
2025	1.5	1.0	0.0
2026	1.5	0.9	0.0
2027	1.5	0.9	0.0
2028 - 2032	7.7	3.5	0.1

Assumed health care cost trend rates at May 31:

	2022	2021
Health care cost trend rate assumed for the next fiscal year	5.8%	6.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2026	2026

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $7.2, $6.0 and $6.7 for fiscal years 2022, 2021 and 2020, respectively.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the fiscal years ended May 31:

	2022		2021		2020
	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits
Amortization of prior service (credit) loss	$0.0	$(0.8)	$0.0	$(0.6)	$0.0	$(0.2)
Amortization of net actuarial loss (gain)	0.9	0.0	0.6	0.0	1.0	—
Tax (benefit) expense	—	0.2	—	0.1	—	0.0
Amounts reclassified from Accumulated other comprehensive income (loss)	$0.9	$(0.6)	$0.6	$(0.5)	$1.0	$(0.2)

The amounts reclassified out of Accumulated other comprehensive income (loss) were recognized in Other components of net periodic benefit (cost) for all periods presented.

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Foreign currency translation adjustments	UK Pension Plan	US Postretirement Benefits	Total
Balance at May 31, 2020 (1)	$(50.0)	$(9.6)	$1.3	$(58.3)
Other comprehensive income (loss) before reclassifications	$19.9	$(1.4)	$5.0	$23.5
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$0.6	$0.0	$0.6
Amortization of prior service (credit) cost	—	0.0	(0.5)	(0.5)
Other comprehensive income (loss)	19.9	(0.8)	4.5	23.6
Balance at May 31, 2021 (1)	$(30.1)	$(10.4)	$5.8	$(34.7)
Other comprehensive income (loss) before reclassifications	$(14.5)	$2.1	$1.4	$(11.0)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$0.9	$—	$0.9
Amortization of prior service (credit) cost	—	0.0	(0.6)	(0.6)
Other comprehensive income (loss)	(14.5)	3.0	0.8	(10.7)
Balance at May 31, 2022 (1)	$(44.6)	$(7.4)	$6.6	$(45.4)

(1) Accumulated other comprehensive income (loss) related to the UK Pension Plan and US Postretirement Benefits are reported net of taxes of $2.2, $2.0 and $0.1 at May 31, 2022, 2021, and 2020, respectively.

16. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2022	2021	2020

Net income (loss) attributable to Class A and Common Shares	$80.6	$(11.0)	$(43.8)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.5	34.3	34.6
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	1.1	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.6	34.3	34.6

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share	$2.33	$(0.32)	$(1.27)
Diluted earnings (loss) per share	$2.27	$(0.32)	$(1.27)
*The Company experienced a net loss for the fiscal years ended May 31, 2021 and May 31, 2020 and therefore did not report any dilutive share impact.

Net income (loss) attributable to Class A and Common Shares excludes earnings of $0.3 for the fiscal year ended May 31, 2022, for earnings attributable to participating restricted stock units. The Company experienced a gain for the fiscal year ended May 31, 2022 and experienced a loss for the fiscal years ended May 31, 2021 and May 31, 2020 and therefore did not allocate any loss to the participating restricted stock units.

There were 1.6 million of potentially anti-dilutive shares outstanding pursuant to compensation plans as of May 31, 2022.

A portion of the Company’s restricted stock units which are granted to directors participate in earnings through cumulative dividends which are payable and non-forfeitable to the directors upon vesting of the restricted stock units. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

The following table sets forth Options outstanding pursuant to stock-based compensation plans for the fiscal years ended May 31:

	2022	2021
Options outstanding pursuant to stock-based compensation plans (in millions)	4.6	5.0

As of May 31, 2022, $33.9 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 13, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at May 31:

	2022	2021

Accrued payroll, payroll taxes and benefits	$32.2	$32.4
Accrued bonus and commissions	44.2	23.0
Accrued other taxes	26.8	31.4
Returns liability	42.2	45.2
Accrued advertising and promotions	10.3	12.6
Other accrued expenses	37.6	57.4
Total accrued expenses	$193.3	$202.0

The table below provides information regarding Accrued severance which is included in Accrued payroll, payroll taxes and benefits on the Company’s Consolidated Balance Sheets at May 31:

	2022	2021
Beginning balance	$3.7	$5.7
Accruals	8.1	23.5
Payments	(8.8)	(25.5)
Ending balance	$3.0	$3.7

The Company implemented cost reduction programs in fiscal 2022 and 2021, recognizing severance and related charges of $6.2 and $23.1, respectively.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses, and it recognizes the unrealized gain or loss in other current assets or other current liabilities. The notional values of the contracts as of May 31, 2022 and 2021 were $24.3 and $28.8, respectively. Net unrealized gains of $0.1 and net unrealized losses of $1.8 were recognized at May 31, 2022 and May 31, 2021, respectively.

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. For the fair value measurements employed by the Company for goodwill, see Note 10, “Goodwill and Other Intangibles." The Company employs fair value measurements for certain property, plant and equipment, production assets, investments and prepublication assets and the Company assessed future expected cash flows attributable to these assets. See Note 7, "Investments", for a more complete description of the fair value measurements employed. Operating lease ROU assets were recorded at fair value in connection with an impairment and fair value was determined using the discounted cash flow method. See Note 4, "Asset Write Down", for a more complete description of the impairment recognized.

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using						Impairment losses for fiscal year ended		Additions due to acquisitions
	May 31, 2022	Level 1		Level 2		Level 3		May 31, 2022
Accounts Receivable(1)	$1.4	S	—	S	—	S	1.4	S	9.3	$—
Inventory(1)	2.3		—		—		2.3		1.6	—
Other Assets(1)	—		—		—		—		0.7	—
Operating lease right-of-use assets, net	—		—		—		—		0.4	—
(1) These assets are related to the direct sales business in Asia. Refer to Note 4, "Asset Write Down", for a more complete description.

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2021	Level 1	Level 2	Level 3	May 31, 2021
Operating lease right-of-use assets, net	$8.1	$—	$—	$9.1	$9.6	$—
Property, plant and equipment, net	—	—	—	—	1.5	—

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2020	Level 1	Level 2	Level 3	May 31, 2020
Author advances	$—	$—	$—	$—	$1.6	$—
Prepublication assets	0.5	—	—	0.5	0.8	—
Property, plant and equipment, net	—	—	—	—	0.6	—
Intangible assets	1.5	—	—	1.6	—	1.6

20. RELATED PARTY TRANSACTIONS

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

21. SUBSEQUENT EVENTS

On July 20, 2022, the Board of Directors declared a 33% increase in its regular cash dividend to $0.20 from $0.15 per Class A and Common share in respect of the first quarter of fiscal 2023. The dividend is payable on September 15, 2022 to shareholders of record on August 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the Company) as of May 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 22, 2022 expressed an unqualified opinion thereon.

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

July 22, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Scholastic Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated July 22 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

July 22, 2022

Supplementary Financial Information
Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2022
Revenues	$259.8	$524.2	$344.5	$514.4	$1,642.9
Cost of goods sold	133.3	238.0	169.6	224.6	765.5
Net income (loss)	(24.4)	68.4	(15.1)	52.1	81.0
Net income (loss) attributable to Scholastic Corporation	(24.2)	68.3	(15.3)	52.1	80.9
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(0.70)	$1.97	$(0.44)	$1.51	$2.33
Diluted (1)	$(0.70)	$1.91	$(0.44)	$1.46	$2.27
2021
Revenues	$215.2	$406.2	$277.5	$401.4	$1,300.3
Cost of goods sold	115.0	189.7	135.9	188.1	628.7
Net income (loss)	(39.8)	35.2	(14.0)	7.7	(10.9)
Net income (loss) attributable to Scholastic Corporation	(39.8)	35.1	(13.9)	7.6	(11.0)
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(1.16)	$1.02	$(0.41)	$0.22	$(0.32)
Diluted (1)	$(1.16)	$1.02	$(0.41)	$0.22	$(0.32)

(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2022, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2022.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2022, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2022 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2022 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2022 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2022 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2022 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 21, 2022 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2022, 2021 and 2020;

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2022, 2021 and 2020;

Consolidated Balance Sheets at May 31, 2022 and 2021;

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2022, 2021 and 2020;

Consolidated Statements of Cash Flows for the years ended May 31, 2022, 2021 and 2020; and

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

10.3
Amendment No. 2, dated as of October 27, 2021, to the Credit Agreement, dated as of January 5, 2017, among the Corporation and Scholastic Inc., as borrowers, the Initial Lenders named therein, Bank of America, N.A., as administrative agent, and BOFA Securities, Inc., Truist Bank, and Wells Fargo Securities, LLC acting as joint lead arrangers and joint bookrunners (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on December 17, 2021, SEC file No. 000-19860 (the “November 30, 2021 10-Q”).

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

10.15*
Offer of employment letter, effective November 18, 2019, between Scholastic Inc. and Sasha Quinton (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 20, 2019, SEC file No. 000-19860).

10.16*
Offer of employment letter, effective September 14, 2020, between Scholastic Inc. and Rosamund M. Else-Mitchell (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on September 24, 2021, SEC file No. 000-19860)(the "August 31,2021 10-Q”).

10.17*	Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the November 30, 2021 10-Q).

10.18*	Form of Stock Option Agreement under the Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the November 30, 2021 10-Q).

10.19*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the November 30, 2021 10-Q).

10.20*	Amended and Restated Employment Agreement between Scholastic Corporation and Peter Warwick, effective August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.21*	Stock Option Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.22*	Restricted Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.23*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.24*
Share Repurchase Agreement between Scholastic Corporation and the Preliminary co-Executors of the Estate of M. Richard Robinson, Jr., effective January 12, 2022, (incorporated by reference to the corporation’s Quarterly Report on Form 10-Q as filed with the SEC on March 18, 2022, SEC file No. 000-19860)(“the February 28, 2022 10-Q”).

10.25*	Supplemental Incentive Bonus Plan Agreement between Scholastic Corporation and Rosamund M. Else-Mitchell, effective February 8, 2022, (incorporated by reference to the February 28, 2022 10-Q).

21	Subsidiaries of the Corporation, as of May 31, 2022.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16 | Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 22, 2022	SCHOLASTIC CORPORATION

By: /s/ Peter Warwick
President and Chief Executive Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Warwick his or her true and lawful attorney-in-fact and agent, with power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary and requisite to be done, as fully and to all the intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Warwick	President and Chief Executive Officer (principal executive officer)	July 22, 2022
Peter Warwick

/s/ Kenneth J. Cleary	Chief Financial Officer (principal financial officer)	July 22, 2022
Kenneth J. Cleary

/s/ Paul Hukkanen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	July 22, 2022
Paul Hukkanen

/s/ Andrés Alonso	Director	July 22, 2022
Andrés Alonso

/s/ James W. Barge	Director	July 22, 2022
James W. Barge

/s/ John L. Davies	Director	July 22, 2022
John L. Davies

/s/ Robert L. Dumont	Director	July 22, 2022
Robert L. Dumont

/s/ Linda Li	Director	July 22, 2022
Linda Li

/s/ Iole Lucchese	Director	July 22, 2022
Iole Lucchese

/s/ Verdell Walker	Director	July 22, 2022
Verdell Walker

/s/ Margaret A. Williams	Director	July 22, 2022
Margaret A. Williams

/s/ David J. Young	Director	July 22, 2022
David J. Young

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED May 31, 2022

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

				(Amounts in millions)
				Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2022
Allowance for credit losses	$21.4	$15.2	$10.7		$25.9
Returns liability	45.2	58.8	61.8	(1)	42.2
Reserves for obsolescence	99.6	27.7	20.7		106.6
Reserve for royalty advances	115.5	4.1	43.6	(2)	76.0
2021
Allowance for credit losses	$19.9	$5.2	$3.7		$21.4
Returns liability	43.5	66.0	64.3	(1)	45.2
Reserves for obsolescence	91.1	36.6	28.1		99.6
Reserve for royalty advances	109.5	5.4	(0.6)		115.5
2020
Allowance for credit losses	$11.6	$15.6	$7.3		$19.9
Returns liability	34.5	76.7	67.7	(1)	43.5
Reserves for obsolescence	72.9	34.3	16.1		91.1
Reserve for royalty advances	102.9	8.1	1.5		109.5

(1)Represents actual returns charged to the reserve.
(2)Primarily represents write-offs for fully reserved advances.

S-2