Form 10-Q
period 2022-08-31
SCHOLASTIC CORP
filed 2022-09-23
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	August 31, 2022	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of August 31, 2022
Common Stock, $0.01 par value	32,749,385
Class A Stock, $0.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31,
	2022	2021
Revenues	$262.9	$259.8
Operating costs and expenses:
Cost of goods sold	144.5	133.3
Selling, general and administrative expenses	162.8	143.6
Depreciation and amortization	13.7	14.9
Total operating costs and expenses	321.0	291.8
Operating income (loss)	(58.1)	(32.0)
Interest income (expense), net	0.2	(1.3)
Other components of net periodic benefit (cost)	0.0	0.0
Earnings (loss) before income taxes	(57.9)	(33.3)
Provision (benefit) for income taxes	(12.5)	(8.9)
Net income (loss)	(45.4)	(24.4)
Less: Net income (loss) attributable to noncontrolling interest	0.1	(0.2)
Net income (loss) attributable to Scholastic Corporation	$(45.5)	$(24.2)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(1.33)	$(0.70)
Diluted	$(1.33)	$(0.70)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,
	2022	2021
Net income (loss)	$(45.4)	$(24.4)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(9.6)	(5.8)
Pension and postretirement adjustments (net of tax)	0.0	0.1
Total other comprehensive income (loss), net	$(9.6)	$(5.7)
Comprehensive income (loss)	$(55.0)	$(30.1)
Less: Net income (loss) attributable to noncontrolling interest	0.1	(0.2)
Comprehensive income (loss) attributable to Scholastic Corporation	$(55.1)	$(29.9)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2022	May 31, 2022	August 31, 2021
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$239.7	$316.6	$308.6
Accounts receivable, net	242.9	299.4	244.3
Inventories, net	379.1	281.4	298.1
Income tax receivable	40.4	26.8	35.4
Prepaid expenses and other current assets	89.4	68.1	71.7
Assets held for sale	—	3.7	—
Total current assets	991.5	996.0	958.1
Noncurrent Assets:
Property, plant and equipment, net	512.6	517.0	550.6
Prepublication costs, net	53.6	55.5	63.0
Operating lease right-of-use assets, net	77.9	81.9	71.7
Royalty advances, net	57.6	49.2	47.8
Goodwill	124.7	125.3	125.9
Noncurrent deferred income taxes	21.1	21.5	25.1
Other assets and deferred charges	92.7	94.4	83.1
Total noncurrent assets	940.2	944.8	967.2
Total assets	$1,931.7	$1,940.8	$1,925.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.3	$6.5	$89.5
Accounts payable	208.9	162.3	185.6
Accrued royalties	85.0	61.3	65.8
Deferred revenue	182.6	172.8	125.5
Other accrued expenses	162.6	193.3	168.2
Accrued income taxes	1.7	2.7	3.2
Operating lease liabilities	21.2	20.8	23.8
Total current liabilities	668.3	619.7	661.6
Noncurrent Liabilities:
Long-term debt	—	—	—
Operating lease liabilities	65.8	69.8	60.0
Other noncurrent liabilities	31.3	32.9	54.1
Total noncurrent liabilities	97.1	102.7	114.1
Commitments and Contingencies (see Note 6)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.7, 32.5, and 32.8 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	629.5	627.0	627.6
Accumulated other comprehensive income (loss)	(55.0)	(45.4)	(40.4)
Retained earnings	924.1	976.5	887.0
Treasury stock, at cost: 10.2, 10.4 and 10.2 shares, respectively	(334.2)	(341.5)	(326.3)
Total stockholders’ equity of Scholastic Corporation	1,164.8	1,217.0	1,148.3
Noncontrolling interest	1.5	1.4	1.3
Total stockholders’ equity	1,166.3	1,218.4	1,149.6
Total liabilities and stockholders’ equity	$1,931.7	$1,940.8	$1,925.3
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2021	1.7	$0.0	32.7	$0.4	$626.5	$(34.7)	$916.4	$(327.8)	$1,180.8	$1.5	$1,182.3
Net Income (loss)	—	—	—	—	—	—	(24.2)	—	(24.2)	(0.2)	(24.4)
Foreign currency translation adjustment	—	—	—	—	—	(5.8)	—	—	(5.8)	—	(5.8)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5	—	0.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.9)	—	—	1.5	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at August 31, 2021	1.7	$0.0	32.8	$0.4	$627.6	$(40.4)	$887.0	$(326.3)	$1,148.3	$1.3	$1,149.6

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2022	1.7	$0.0	32.5	$0.4	$627.0	$(45.4)	$976.5	$(341.5)	$1,217.0	$1.4	$1,218.4
Net Income (loss)	—	—	—	—	—	—	(45.5)	—	(45.5)	0.1	(45.4)
Foreign currency translation adjustment	—	—	—	—	—	(9.6)	—	—	(9.6)	—	(9.6)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.0	—	—	0.0	—	0.0
Stock-based compensation	—	—	—	—	1.7	—	—	—	1.7	—	1.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	11.6	—	—	—	11.6	—	11.6
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(10.8)	—	—	12.4	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.9)	—	(6.9)	—	(6.9)
Balance at August 31, 2022	1.7	$0.0	32.7	$0.4	$629.5	$(55.0)	$924.1	$(334.2)	$1,164.8	$1.5	$1,166.3
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2022	2021
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$(45.5)	$(24.2)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	(1.5)	1.6
Provision for losses on inventory	4.2	4.5
Provision for losses on royalty advances	0.9	0.9
Amortization of prepublication costs	6.3	6.8
Depreciation and amortization	16.2	16.4
Amortization of pension and postretirement plans	(0.1)	(0.0)
Deferred income taxes	0.1	0.0
Stock-based compensation	1.7	1.5
Income from equity-method investments	(0.1)	(1.1)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	54.6	8.1
Inventories	(105.9)	(35.6)
Prepaid expenses and other current assets	(20.8)	(25.1)
Income tax receivable	(13.7)	53.4
Royalty advances	(9.7)	(5.2)
Accounts payable	48.9	48.9
Accrued income taxes	(0.9)	0.3
Accrued royalties	24.5	20.8
Deferred revenue	10.4	26.9
Other accrued expenses	(28.7)	(32.5)
Other, net	(1.2)	(2.8)
Net cash provided by (used in) operating activities	(60.3)	63.6

Cash flows - investing activities:
Prepublication expenditures	(4.8)	(4.3)
Additions to property, plant and equipment	(11.4)	(10.2)
Net cash provided by (used in) investing activities	(16.2)	(14.5)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	1.2	0.9
Repayments of lines of credit, credit agreement and revolving loan	(1.3)	(101.3)
Repayment of capital lease obligations	(0.6)	(0.6)
Reacquisition of common stock	(4.7)	—
Proceeds pursuant to stock-based compensation plans	12.1	0.5
Payment of dividends	(5.1)	(5.2)
Other	—	0.1
Net cash provided by (used in) financing activities	1.6	(105.6)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(1.4)

Net increase (decrease) in cash and cash equivalents	(76.9)	(57.9)
Cash and cash equivalents at beginning of period	316.6	366.5
Cash and cash equivalents at end of period	$239.7	$308.6
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

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2023 relate to the twelve-month period ending May 31, 2023.

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

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the fourth quarter. Trade sales can vary throughout the year due to varying release dates of published titles.

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

New Accounting Pronouncements

There were no new accounting pronouncements issued in the first quarter of fiscal 2023 which would impact the Company. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended
	August 31,
	2022	2021
Book Clubs - U.S.	$6.3	$6.8
Book Fairs - U.S.	28.3	16.0
Trade - U.S.	76.2	80.1
Trade - International(1)	13.9	12.9
Total Children's Book Publishing and Distribution	$124.7	$115.8

Education Solutions - U.S.	$73.2	$80.1
Total Education Solutions	$73.2	$80.1

International - Major Markets(2)	$53.4	$47.5
International - Other Markets(3)	11.6	16.4
Total International	$65.0	$63.9
Total Revenues	$262.9	$259.8
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.

Estimated Returns

A liability for expected returns of $41.5, $42.2, and $44.9 is recorded within Other accrued expenses as of August 31, 2022, May 31, 2022, and August 31, 2021, respectively. In addition, a return asset of $7.8, $5.3, and $4.2 is recorded within Prepaid expenses and other current assets as of August 31, 2022, May 31, 2022, and August 31, 2021, respectively, for the recoverable cost of product estimated to be returned by customers.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Deferred Revenue

The following table presents further detail regarding the Company's deferred revenue balance as of the dates indicated:

	August 31, 2022	May 31, 2022	August 31, 2021
Book fairs incentive credits	$84.4	$100.1	$52.4
Magazines+ subscriptions	24.7	4.5	21.7
U.S. digital subscriptions	23.8	19.5	21.8
U.S. education-related(1)	16.5	13.6	10.6
Media-related	15.6	15.8	5.6
Stored value cards	9.3	9.4	3.9
Other(2)	8.3	9.9	9.5
Total deferred revenue	$182.6	$172.8	$125.5
(1) Primarily includes deferred revenue related to contracts with school districts and professional services.
(2) Primarily includes deferred revenue related to various international products and services.

The Company's deferred revenue consists of contract liabilities for advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $30.8 and $15.3 for the three months ended August 31, 2022 and August 31, 2021, respectively.

Allowance for Credit Losses

The Company recognizes an allowance for credit losses on customer receivables that are expected to be incurred over the lifetime of the receivable. Reserves for estimated credit losses are established at the time of sale and are based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability, including specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience. The Company reviews new information as it becomes available and makes adjustments to the reserves accordingly. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off.

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2022	$25.9
Current period provision (benefit)	(1.5)
Write-offs and other	(7.0)
Balance as of August 31, 2022	$17.4

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
•Education Solutions includes the publication and distribution to schools and libraries of children’s books, classroom magazines, print and digital supplemental and core classroom materials and related support services, and print and online reference and non-fiction products for grades prekindergarten to 12 in the United States. This segment is comprised of one operating segment.

•International includes the publication and distribution of products and services outside the United States by the Company’s international operations and its export businesses. This segment is comprised of three operating segments.

The following table sets forth the Company's revenue and operating income (loss) by segment for the fiscal quarter ended August 31, 2022:

	Three months ended
	August 31,
	2022	2021
Revenues
Children's Book Publishing and Distribution	$124.7	$115.8
Education Solutions	73.2	80.1
International	65.0	63.9
Total	$262.9	$259.8

Operating income (loss)
Children's Book Publishing and Distribution	$(30.1)	$(21.7)
Education Solutions	(4.3)	7.3
International	(3.5)	(1.7)
Overhead (1)	(20.2)	(15.9)
Total	$(58.1)	$(32.0)
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.

4. ASSET WRITE DOWN AND SALE

During the first quarter of fiscal 2023, the Company completed the disposition of the direct sales business in Asia. The Company committed to a plan to cease operations and exit the direct sales business in Asia, including the disposition of the Malaysia legal entity, during the fourth quarter of fiscal 2022. Accordingly, the Company wrote down the related assets during fiscal 2022, which were included in the International segment and consisted of accounts receivable, inventory, other current assets and long-lived assets, to their recoverable value of $3.7. The remaining assets, consisting of accounts receivable and inventory, were classified as held for sale and recorded as a current asset on the Company's Condensed Consolidated Balance Sheet as of May 31, 2022. The Company recognized a loss of $15.1 in fiscal 2022 which was included in Gain (Loss) on assets held for sale within the Company's Condensed Consolidated Statement of Operations. The impact of the impairment was a loss per basic and diluted share of Class A and Common Stock of $0.33 and $0.32, respectively, in the twelve months ended May 31, 2022.

5. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	August 31, 2022	May 31, 2022	August 31, 2021
US Revolving Credit Agreement	$—	$—	$75.0
Unsecured lines of credit	6.3	6.5	7.4
UK Loans	—	—	7.1
Total debt	$6.3	$6.5	$89.5
Less lines of credit, short-term debt and current portion of long-term debt	(6.3)	(6.5)	(89.5)
Total long-term debt	$—	$—	$—

The Company's debt obligations as of August 31, 2022 have maturities of one year or less.

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

As of August 31, 2022, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on Eurodollar Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% per annum to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of August 31, 2022, the commitment fee rate was 0.20%.

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
As of August 31, 2022, the Company had no outstanding borrowings under the Credit Agreement.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Corporation or its business. The Company was in compliance with required covenants for all periods presented.

At August 31, 2022, the Company had open standby letters of credit totaling $4.1 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.7 under the domestic credit lines discussed below.

UK Loan Agreements

On January 24, 2020, Scholastic Limited UK entered into a term loan facility to fund the construction of the new UK facility in Warwickshire. The term loan facility was repaid and closed on March 31, 2022. As of August 31, 2021, the Company had $4.3 outstanding on the loan.

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan agreement was repaid and closed on May 12, 2022. As of August 31, 2021, the Company had $2.8 outstanding on the loan.

Lines of Credit

As of August 31, 2022, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of August 31, 2022, May 31, 2022 and August 31, 2021. As of August 31, 2022, availability under these unsecured money market bid rate credit lines totaled $6.3. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2022, the Company had various local currency international credit lines totaling $26.4 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $6.3 at August 31, 2022 at a weighted average interest rate of 5.8%, $6.5 at May 31, 2022 at a weighted average interest rate of 5.4%, and $7.4 at August 31, 2021 at a weighted average interest rate of 4.8%. As of August 31, 2022, the amounts available under these facilities totaled $20.1. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

During the first quarter of fiscal 2022, the Company received $6.6 in recoveries from its insurance programs related to an intellectual property legal settlement, which was accrued in fiscal 2021. The recoveries were recognized as an offset to the legal settlement and reflected in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations for the quarter ended August 31, 2021. While the Company expects to receive additional recoveries from its insurance programs, it is premature to determine with any level of probability or accuracy the amount of those recoveries at this time.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
7. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended
	August 31,
	2022	2021
Net income (loss) attributable to Class A and Common Stockholders	$(45.5)	$(24.2)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.3	34.4
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions) *	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.3	34.4
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(1.33)	$(0.70)
Diluted	$(1.33)	$(0.70)
* The Company experienced a net loss for all periods presented and therefore did not report any dilutive share impact.

The Company experienced a loss for the three month periods ended August 31, 2022 and August 31, 2021 and therefore did not allocate any loss to certain participating restricted stock units.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2022	August 31, 2021
Options outstanding pursuant to stock-based compensation plans (in millions)	3.3	4.9

There are no potentially anti-dilutive shares pursuant to stock-based compensation plans as of August 31, 2022.

A portion of the Company’s Restricted Stock Units ("RSUs"), which are granted to employees, participate in earnings through cumulative dividends. These dividends are payable and non-forfeitable to the employees upon vesting of the RSUs. Accordingly, the Company measures earnings per share based upon the lower of the Two-class method or the Treasury Stock method.

As of August 31, 2022, $28.8 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 12, Treasury Stock, for a more complete description of the Company’s share buy-back program.

8. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table summarizes the activity in Goodwill for the periods indicated:

	August 31, 2022	May 31, 2022	August 31, 2021
Gross beginning balance	$164.9	$165.9	$165.9
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$125.3	$126.3	$126.3
Foreign currency translation	(0.6)	(1.0)	(0.4)
Ending balance	$124.7	$125.3	$125.9

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	August 31, 2022	May 31, 2022	August 31, 2021
Beginning balance - Other intangibles subject to amortization	$6.0	$8.4	$8.4
Amortization expense	(0.5)	(2.0)	(0.5)
Foreign currency translation	(0.2)	(0.4)	(0.1)
Total other intangibles subject to amortization, net of accumulated amortization of $34.8, $34.3 and $32.8, respectively	$5.3	$6.0	$7.8
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$7.4	$8.1	$9.9

There were no additions to intangible assets within the three months ended August 31, 2022 and August 31, 2021.

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

9. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2022	May 31, 2022	August 31, 2021	Segment
Equity method investments	$28.7	$31.0	$34.4	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$34.7	$37.0	$40.4

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $0.1 and $1.1 for the three months ended August 31, 2022 and August 31, 2021, respectively.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	August 31,		August 31,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Interest cost	$0.3	$0.2	$0.1	$0.1
Expected return on assets	(0.3)	(0.3)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.2)	(0.2)
Amortization of net actuarial (gain) loss	0.1	0.2	—	0.0
Total	$0.1	$0.1	$(0.1)	$(0.1)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the three months ended August 31, 2022, the Company contributed $0.3 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2023.

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31,
	2022	2021
Stock option expense	$0.6	$0.7
Restricted stock unit expense	1.0	0.7
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.1	0.1
Total stock-based compensation expense	$1.7	$1.5

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended
	August 31,
	2022	2021
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.3	0.1

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

The table below represents the Board authorization at the dates indicated:

Authorization	Amount
March 2020	50.0
Total current Board authorization at June 1, 2022	$50.0
Less repurchases made under this authorization	$(21.2)
Remaining Board authorization at August 31, 2022	$28.8

Remaining Board authorization at August 31, 2022 represents the amount remaining under the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions.

Repurchases of the Company's Common Stock were $5.1 during the three months ended August 31, 2022. The Company's repurchase program may be suspended at any time without prior notice.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended August 31, 2022
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2022	$(44.6)	$(0.8)	$(45.4)
Other comprehensive income (loss) before reclassifications	(9.6)	—	(9.6)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.1	0.1
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	(9.6)	0.0	(9.6)
Ending balance at August 31, 2022	$(54.2)	$(0.8)	$(55.0)

	Three months ended August 31, 2021
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2021	$(30.1)	$(4.6)	$(34.7)
Other comprehensive income (loss) before reclassifications	(5.8)	—	(5.8)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	(5.8)	0.1	(5.7)
Ending balance at August 31, 2021	$(35.9)	$(4.5)	$(40.4)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Condensed Consolidated Statements of Operations line item
	August 31,	August 31,
	2022	2021
Employee benefit plans:
Amortization of net actuarial loss	$0.1	$0.2	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.2)	(0.2)	Other components of net periodic benefit (cost)
Less: Tax effect	0.1	0.1	Provision (benefit) for income taxes
Total cost, net of tax	$0.0	$0.1

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

Tax Legislation Updates

In response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Company applied the provisions in the CARES Act related to the carry back of net operating losses and the Employee Retention Credit. In fiscal 2021, the Company applied for employee retention credits in the U.S. and the related receivable was $12.1 as of August 31, 2022. During the first quarter of fiscal 2022, the Company received a federal tax refund of $63.1 primarily related to the carry back of net operating losses generated in the U.S.

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

The Company's interim effective tax rate, inclusive of discrete items, for the three months ended August 31, 2022 was 21.6% compared to 26.7% for the prior fiscal year period. The decrease in the interim effective tax rate for the three months ended August 31, 2022 was primarily due to tax shortfalls related to vested option cancellations in the current fiscal year quarter.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The IRS is substantially complete with the examination of the U.S. income tax returns for the fiscal 2015 through fiscal 2020 tax years. The examination is expected to be finalized in the third quarter of fiscal 2023 and the Company does not expect any additional impact to the financial results. As of August 31, 2022, there was approximately $20.0 in receivables from the IRS related to the years under audit included in Income tax receivable in the Company’s Condensed Consolidated Balance Sheet for that period.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of August 31, 2022 and August 31, 2021 were

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
$21.3 and $26.8, respectively. A net unrealized gain of $0.6 and a net unrealized loss of less than $0.1 were recognized for the three months ended August 31, 2022 and August 31, 2021, respectively.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	August 31, 2022	May 31, 2022	August 31, 2021
Accrued payroll, payroll taxes and benefits	$36.8	$32.2	$35.1
Accrued bonus and commissions	12.2	44.2	12.1
Returns liability	41.5	42.2	44.9
Accrued other taxes	21.1	26.8	25.3
Accrued advertising and promotions	9.9	10.3	13.5
Other accrued expenses	41.1	37.6	37.3
Total accrued expenses	$162.6	$193.3	$168.2

18. SUBSEQUENT EVENTS

On September 1, 2022, the Company acquired 100% of the share capital of Learning Ovations Inc., a U.S.-based education technology business and developer of a literacy assessment and instructional system, for a base purchase price of $11.0, subject to purchase price adjustments. The results of operations of this business subsequent to the acquisition will be included in the Education Solutions segment.

The Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2023. The dividend is payable on December 15, 2022 to shareholders of record as of the close of business on October 31, 2022.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the first quarter ended August 31, 2022 were $262.9 million, compared to $259.8 million in the prior fiscal year quarter, an increase of $3.1 million. The Company reported net loss per diluted share of Class A and Common Stock of $1.33 in the first quarter of fiscal 2023, compared to a net loss of $0.70 in the prior fiscal year quarter.

The Children's Book Publishing and Distribution segment drove a majority of the revenue increase in the first quarter with increased book fairs redemptions of incentive program credits. Although the trade channel experienced lower frontlist sales, backlist titles from the Company's popular series continued to drive sales and the trade channel benefited from revenue associated with the production of the animated series "Eva the Owlet,"TM based on the Owl DiariesTM books, which will be released on AppleTV+® later this fiscal year. Within the Education Solutions segment, the New Worlds Reading Initiative shipped over 800,000 books to students in the program during June and July as the first year of the program concluded. As expected, segment revenues decreased due to the timing of sales of instructional products and programs in the first quarter. In the International segment, Australia and Canada drove increased revenues from their respective book fairs and trade channels, while the Asia markets had lower sales, primarily due to the disposition of the direct sales business.

Operating loss was $58.1 million for the quarter ended August 31, 2022, which was consistent with the Company's expectations and seasonality of the business. The increase over the prior year period was due to increased product costs, which were impacted by higher freight and printing costs due to the continued inflationary pressures, coupled with the timing of revenues in the Education Solutions segment.

The Company is expecting increased sales from the Children’s Book Publishing and Distribution segment, with book fairs anticipated to reach its goal of 85% of pre-pandemic fair count levels and the trade channel expected to benefit from multiple new releases from bestselling authors, including the fourth Cat Kid Comic Club® in Dav Pilkey’s latest series. The Education Solutions segment will focus on the integration of the Learning OvationsTM acquisition and continue to assess capital allocations to enhance literacy offerings. Due to the seasonality of the education selling cycle, any benefits from state and federal funding for literacy initiatives would occur toward the end of the fiscal year, primarily in the fourth fiscal quarter. Internationally, the Company expects to benefit from the recovery in Canada, Australia and New Zealand, while the UK continues to be negatively impacted by inflationary pressures. Operating income is expected to improve from higher revenues in Australia and the disposition of the low margin direct sales business in Asia which generated losses in the prior fiscal year. Margin improvement is expected to be partially offset by the lack of government subsidies in certain markets, the slow recovery in Asia and the impact of foreign currency translation due to the strong U.S. dollar. The Company continues to monitor and control discretionary spending which is expected to favorably impact unallocated overhead costs except to the extent offset by headwinds from inflationary pressures, primarily higher freight costs that are still expected to impact the cost of product.

Results of Operations

Consolidated

Revenues for the quarter ended August 31, 2022 increased by $3.1 million to $262.9 million, compared to $259.8 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues increased by $8.9 million, primarily driven by higher book fairs channel revenues resulting from increased redemptions of book fair incentive program credits, partially offset by lower trade channel revenues. In the Education Solutions segment, revenues decreased by $6.9 million, primarily driven by lower sales of instructional products and programs due to the timing of shipments as compared to the prior fiscal year quarter, as well as lower professional learning services and sales of teaching resources products, partially offset by revenues from the New Worlds Reading Initiative. In local currency, the International segment revenues increased by $5.8 million, primarily driven by increased sales in the book fairs and trade channels within the Australia and Canada markets, partially offset by decreased revenues as a result of the disposition of the direct sales business in Asia. International segment revenues were impacted by unfavorable foreign exchange of $4.7 million in the quarter ended August 31, 2022.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Components of Cost of goods sold for the three months ended August 31, 2022 and August 31, 2021 are as follows:

	Three months ended
	August 31,		August 31,
	2022		2021
($ amounts in millions)	$	% of Revenue	$	% of Revenue
Product, service and production costs and inventory reserves	$82.4	31.4%	$76.3	29.4%
Royalty costs	27.4	10.4%	27.8	10.7%
Prepublication amortization	6.4	2.4%	6.9	2.7%
Postage, freight, shipping, fulfillment and other	28.3	10.8%	22.3	8.5%
Total	$144.5	55.0%	$133.3	51.3%

Cost of goods sold for the quarter ended August 31, 2022 was $144.5 million, or 55.0% of revenues, compared to $133.3 million, or 51.3% of revenues, in the prior fiscal year quarter. Cost of goods sold was impacted by higher inbound freight and printing costs resulting in an increase in product costs, as well as higher postage, freight and shipping costs. These cost increases were due to continued inflationary pressures, which are expected to continue to negatively impact costs during the remainder of fiscal 2023.

Selling, general and administrative expenses for the quarter ended August 31, 2022 increased to $162.8 million, compared to $143.6 million in the prior fiscal year quarter. The $19.2 million increase was primarily attributable to increased strategic spending and higher labor costs, primarily in the book fairs channel as the Company prepares for the anticipated increase in fair count, in addition to the discontinuation of government subsidies related to the COVID-related governmental retention program in Canada. The increase was also driven by the $6.6 million of insurance recoveries received in the quarter ended August 31, 2021 related to the intellectual property legal settlement accrued in fiscal 2021 that did not reoccur in the current quarter, higher marketing costs associated with the New Worlds Reading Initiative and lower equity investment income. Partially offsetting this increase, the Company incurred lower severance expense from its restructuring programs of $2.4 million.

Depreciation and amortization expenses in the three months ended August 31, 2022 were $13.7 million compared to $14.9 million in the prior fiscal year quarter. The $1.2 million decrease was primarily attributable to a shift towards spending on cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses rather than Depreciation and amortization. Amortization related to cloud computing arrangements increased $1.0 million when compared to the prior fiscal year quarter which substantially offset the decrease in Depreciation and amortization as there were no significant assets placed into service during the first quarter of fiscal 2023. Management expects this trend to continue as more cloud-based software tools are utilized by the Company.

Net interest income in the quarter ended August 31, 2022 was $0.2 million compared to net interest expense of $1.3 million in the prior fiscal year quarter. The Company had lower average debt borrowings as compared to the prior fiscal year quarter as the outstanding borrowings on the U.S credit agreement were paid down during fiscal 2022, resulting in no outstanding borrowings as of August 31, 2022.

The Company’s effective tax rate for the quarter ended August 31, 2022 was 21.6%, compared to 26.7% in the prior fiscal year quarter. The decrease in the interim effective tax rate was primarily due to tax shortfalls related to vested option cancellations in the fiscal year quarter ended August 31, 2022.

Net loss attributable to Scholastic Corporation for the quarter ended August 31, 2022 increased by $21.3 million to $45.5 million, compared to $24.2 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $1.33 and $1.33, respectively, for the fiscal quarter ended August 31, 2022, compared to loss per basic and diluted share of Class A and Common Stock of $0.70 and $0.70, respectively, in the prior fiscal year quarter.

Net income attributable to noncontrolling interest for the quarter ended August 31, 2022 was $0.1 million compared to Net loss attributable to noncontrolling interest of $0.2 million in the prior fiscal year quarter.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Children’s Book Publishing and Distribution

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2022	2021	Change	Change
Revenues	$124.7	$115.8	$8.9	7.7%
Cost of goods sold	77.1	66.1	11.0	16.6%
Other operating expenses (1)	77.7	71.4	6.3	8.8%
Operating income (loss)	$(30.1)	$(21.7)	$(8.4)	(38.7)%
Operating margin	—%	—%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2022 increased by $8.9 million to $124.7 million, compared to $115.8 million in the prior fiscal year quarter. The increase in segment revenues was primarily driven by higher book fairs channel revenues of $12.3 million resulting from increased redemptions of book fair incentive program credits, which are common in the summer months, but were not significant in the prior fiscal year quarter as the book fair business had not yet begun to recover from the pandemic-related shutdowns. Decreased trade channel sales of $2.9 million partially offset book fairs revenues on lower sales of frontlist titles, due in part to the prior fiscal year quarter release of the limited edition foil covers for Dog Man®, which did not repeat in the current quarter. The trade channel benefited from increased sales of backlist titles, with continued strong sales from the Company's popular series, including Five Nights at Freddy'sTM, The Baby-sitters Club® GraphixTM, HeartstopperTM, Wings of FireTM, The Bad GuysTM, Cat Kid Comic Club® and I Survived. The trade channel also benefited from an increase in media revenue as the Company delivered certain episodes associated with the production of the animated series "Eva the Owlet,"TM based on the Owl DiariesTM books, which will be released on AppleTV+® later this fiscal year. Book clubs channel revenues remained relatively consistent with the prior fiscal year quarter, decreasing $0.5 million, as this channel is seasonally quiet during the summer months.

Cost of goods sold for the quarter ended August 31, 2022 was $77.1 million, or 61.8% of revenues, compared to $66.1 million, or 57.1% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenue was primarily driven by increased product and freight costs due to continued inflationary pressures, predominantly in the trade channel.

Other operating expenses for the quarter ended August 31, 2022 increased to $77.7 million, compared to $71.4 million in the prior fiscal year quarter. The $6.3 million increase was primarily attributable to higher labor costs, largely in the book fairs channel as the Company prepares for the anticipated increase in fair count during fiscal 2023. Labor costs were also impacted by inflationary pressures.

Segment operating loss for the quarter ended August 31, 2022 was $30.1 million, compared to $21.7 million in the prior fiscal year quarter. The $8.4 million increase in the operating loss was primarily driven by increased cost of goods sold and selling, general, and administrative costs, both due to inflationary pressures on freight and labor costs.

Education Solutions

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2022	2021	Change	Change
Revenues	$73.2	$80.1	$(6.9)	(8.6)%
Cost of goods sold	30.4	32.8	(2.4)	(7.3)%
Other operating expenses (1)	47.1	40.0	7.1	17.8%
Operating income (loss)	$(4.3)	$7.3	$(11.6)	NM
Operating margin	—%	9.1%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended August 31, 2022 decreased by $6.9 million to $73.2 million, compared to $80.1 million in the prior fiscal year quarter. The decrease in segment revenues was largely driven by lower sales of instructional products and programs, primarily early childhood programs and summer learning product

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
offerings, as the prior fiscal year quarter benefited from shipments, which primarily consisted of summer learning products, that shifted in from the fourth quarter of fiscal 2021 due to supply chain constraints at that time. During the fourth quarter of fiscal 2022, orders were shipped more timely with fewer sales shifted into the first quarter of fiscal 2023. In addition, the segment had lower revenues in the first quarter from professional learning services and teaching resource products. The overall decrease was partially offset by revenues of $9.2 million from the New Worlds Reading Initiative, which did not commence shipping until the third quarter of the prior fiscal year.

Cost of goods sold for the quarter ended August 31, 2022 was $30.4 million, or 41.5% of revenues, compared to $32.8 million, or 40.9% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to increased postage and freight costs driven by inflationary pressures, in addition to moderately higher royalty costs driven by the mix of products sold in the first quarter of fiscal 2023.

Other operating expenses for the quarter ended August 31, 2022 were $47.1 million, compared to $40.0 million in the prior fiscal year quarter. The $7.1 million increase in Other operating expenses was primarily related to increased marketing costs associated with the New Worlds Reading Initiative as well as higher employee-related costs.

Segment operating loss for the quarter ended August 31, 2022 was $4.3 million, compared to income of $7.3 million in the prior fiscal year quarter. The $11.6 million change was driven by the lower revenues in the first quarter of fiscal 2023, coupled with increased cost of goods sold due to higher freight and royalty costs, marketing costs associated with the New Worlds Reading Initiative and employee-related costs.

International

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2022	2021	Change	Change
Revenues	$65.0	$63.9	$1.1	1.7%
Cost of goods sold	39.5	36.1	3.4	9.4%
Other operating expenses (1)	29.0	29.5	(0.5)	(1.7)%
Operating income (loss)	$(3.5)	$(1.7)	$(1.8)	NM
Operating margin	—%	—%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended August 31, 2022 increased to $65.0 million, compared to $63.9 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations increased by $5.8 million, offset by an unfavorable foreign exchange impact of $4.7 million. The increase in segment revenues was primarily driven by higher revenues in Australia, New Zealand and Canada. Australia and New Zealand local currency revenues increased by $6.1 million as a result of increased sales in the book fairs and trade channels as the additional lockdowns imposed by the COVID variant, which had occurred later than in other markets, have continued to be lifted. In Canada, local currency revenues increased $4.0 million driven by higher trade channel sales of best-selling titles including HeartstoppersTM, coupled with increased sales in the book fairs and education channels. The increase in segment revenues was partially offset by lower local currency revenues in Asia of $3.8 million primarily attributable to the disposition of the direct sales business, coupled with lower sales within the Asia export channel. In addition, local currency revenues in the UK decreased by $0.1 million primarily due to lower sales in the trade and education channels, partially offset by increased sales in the book fairs channel, driven by higher fair count. Export channel revenues also decreased by $0.4 million as compared to the prior fiscal year quarter.

Cost of goods sold for the quarter ended August 31, 2022 was $39.5 million, or 60.8% of revenues, compared to $36.1 million, or 56.5% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenue was driven by an overall increase in freight costs across all channels due to inflationary pressures as well as increased paper and printing costs in the UK and increased variable fulfillment costs in Australia due to increased labor costs.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Other operating expenses for the quarter ended August 31, 2022 were $29.0 million, compared to $29.5 million in the prior fiscal year quarter. Other operating expenses decreased $0.5 million impacted by a favorable foreign exchange impact of $1.8 million, resulting in a local currency increase of $1.3 million. This increase was primarily driven by lower equity investment income and increased employee-related expenses as a result of the discontinuation of government subsidies related to COVID-related governmental retention programs, partially offset by lower severance expense related to restructuring programs.

Segment operating loss for the quarter ended August 31, 2022 was $3.5 million, compared to a loss of $1.7 million in the prior fiscal year quarter. The increased loss was primarily driven by increased product costs related to freight, paper and printing.

Overhead

Unallocated overhead expense for the quarter ended August 31, 2022 increased by $4.3 million to $20.2 million, from $15.9 million in the prior fiscal year quarter. The increase was primarily attributable to $6.6 million of insurance recoveries received and recognized in the quarter ended August 31, 2021 related to the intellectual property legal settlement accrued in fiscal 2021, partially offset by lower severance expense from the Company's restructuring programs of $2.0 million.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the fourth quarter. Trade sales can vary throughout the year due to varying release dates of published titles.

Liquidity and Capital Resources

Cash used by operating activities was $60.3 million for the three months ended August 31, 2022, compared to cash provided by operating activities of $63.6 million for the prior fiscal year period, representing an increase in cash used by operating activities of $123.9 million. The increase in cash used was primarily driven by increased inventory purchases of $77.3 million to offset long lead times and meet expected demand, primarily related to the book fairs and trade channels. The increase in cash used was also impacted by the $63.1 million federal income tax refund and $6.6 million of insurance recoveries received in the prior period which was partially offset by $39.6 million in higher customer remittances in the current period.

Cash used in investing activities was $16.2 million for the three months ended August 31, 2022, compared to $14.5 million in the prior fiscal year period, representing an increase in cash used in investing activities of $1.7 million. The increase in cash used was driven by higher capital expenditures of $1.2 million, primarily for new equipment to meet the expected demand in the book fairs channel, coupled with increased prepublication spending of $0.5 million related to digital products.

Cash provided by financing activities was $1.6 million for the three months ended August 31, 2022, compared to cash used in financing activities of $105.6 million for the prior fiscal year period, representing a decrease in cash used in financing activities of $107.2 million. The decrease in cash used was primarily related to repayments of borrowings under the U.S. credit agreement of $100.0 million during the prior period, coupled with an increase in net proceeds from stock option exercises of $11.6 million in the first quarter of fiscal 2023. Partially offsetting this decrease, the Company reacquired $4.7 million of common stock with no such repurchases in the prior fiscal year period during which the repurchase program was suspended.

Cash Position

The Company’s cash and cash equivalents totaled $239.7 million at August 31, 2022, $316.6 million at May 31, 2022 and $308.6 million at August 31, 2021. Cash and cash equivalents held by the Company’s U.S. operations totaled $202.2 million at August 31, 2022, $275.5 million at May 31, 2022 and $271.9 million at August 31, 2021.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. The Company has lifted the temporary suspension of its open-market buy-back program under which $28.8 million remained available for future purchases of common shares as of August 31, 2022. During the three months ended August 31, 2022, the Company repurchased $4.7 million of its common stock.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of August 31, 2022, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $239.7 million, cash from operations and the Company's U.S. credit agreement. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. credit agreement, less commitments of $0.4 million, has $299.6 million of availability. Additionally, the Company has short-term credit facilities of $36.4 million, less current borrowings of $6.3 million and commitments of $3.7 million, resulting in $26.4 million of current availability under these facilities at August 31, 2022. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

Financing

The Company is party to the U.S. credit agreement and certain credit lines with various banks as described in Note 5 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had no outstanding borrowings under the U.S. credit agreement as of August 31, 2022.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects and strategic plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general operating costs, including transportation and labor costs and the extent such costs are impacted by inflationary pressures, manufacturing costs, medical costs, potential cost savings, merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties, which may have an impact on the Company's operations and could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and this Quarterly Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2022. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of August 31, 2022:

($ amounts in millions)	Fiscal Year Maturity
	2023(1)	2024	2025	2026	2027	Thereafter	Total	Fair Value at 8/31/2022
Debt Obligations
Lines of credit and current portion of long-term debt	$6.3	$—	$—	$—	$—	$—	$6.3	$6.3
Average interest rate	5.8%	—	—	—	—	—
(1) Fiscal 2023 includes the remaining nine months of the current fiscal year ending May 31, 2023.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2022, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended August 31, 2022:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
June 1 through June 30, 2022	—	—	—	$33.9
July 1 through July 31, 2022	19,234	45.86	19,234	33.0
August 1 through August 31, 2022	90,798	46.35	90,798	28.8
Total	110,032		110,032	$28.8

(i) Represents the amount remaining at August 31, 2022 under the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 12 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1*
The Scholastic Corporation 2021 Stock Incentive Plan (supersedes and replaces the Scholastic Corporation 2021 Stock Incentive Plan filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on December 17, 2021).

10.2*
Amended and Restated Employment Agreement between Scholastic Corporation and Peter Warwick, effective August 1, 2021 (supersedes and replaces the Amended and Restated Employment Agreement between Scholastic Corporation and Peter Warwick filed as Exhibit 10.5 to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on December 17, 2021).

10.3*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 19, 2022.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2022 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED August 31, 2022
Exhibits Index

Exhibit Number	Description of Document

10.1*
The Scholastic Corporation 2021 Stock Incentive Plan (supersedes and replaces the Scholastic Corporation 2021 Stock Incentive Plan filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on December 17, 2021).

10.2*
Amended and Restated Employment Agreement between Scholastic Corporation and Peter Warwick, effective August 1, 2021 (supersedes and replaces the Amended and Restated Employment Agreement between Scholastic Corporation and Peter Warwick filed as Exhibit 10.5 to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on December 17, 2021).

10.3*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 19, 2022.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2022 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: September 23, 2022	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: September 23, 2022	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)