Form 10-Q
period 2022-11-30
SCHOLASTIC CORP
filed 2022-12-16
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	November 30, 2022	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of November 30, 2022
Common Stock, $0.01 par value	32,354,790
Class A Stock, $0.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED November 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,		November 30,
	2022	2021	2022	2021
Revenues	$587.9	$524.2	$850.8	$784.0
Operating costs and expenses:
Cost of goods sold	260.4	238.0	404.9	371.3
Selling, general and administrative expenses	213.6	188.3	376.4	331.9
Depreciation and amortization	13.8	14.5	27.5	29.4
Total operating costs and expenses	487.8	440.8	808.8	732.6
Operating income (loss)	100.1	83.4	42.0	51.4
Interest income (expense), net	0.7	(0.5)	0.9	(1.8)
Other components of net periodic benefit (cost)	0.1	0.0	0.1	0.0
Gain (loss) on sale of assets and other	—	6.2	—	6.2
Earnings (loss) before income taxes	100.9	89.1	43.0	55.8
Provision (benefit) for income taxes	25.5	20.7	13.0	11.8
Net income (loss)	75.4	68.4	30.0	44.0
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.1	0.2	(0.1)
Net income (loss) attributable to Scholastic Corporation	$75.3	$68.3	$29.8	$44.1
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$2.17	$1.97	$0.86	$1.27
Diluted	$2.12	$1.91	$0.84	$1.24
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Six months ended
	November 30,		November 30,
	2022	2021	2022	2021
Net income (loss)	$75.4	$68.4	$30.0	$44.0
Other comprehensive income (loss), net:
Foreign currency translation adjustments	3.0	(4.4)	(6.6)	(10.2)
Pension and postretirement adjustments (net of tax)	(0.1)	0.5	(0.1)	0.6
Total other comprehensive income (loss), net	$2.9	$(3.9)	$(6.7)	$(9.6)
Comprehensive income (loss)	$78.3	$64.5	$23.3	$34.4
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.1	0.2	(0.1)
Comprehensive income (loss) attributable to Scholastic Corporation	$78.2	$64.4	$23.1	$34.5
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2022	May 31, 2022	November 30, 2021
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$261.1	$316.6	$300.7
Accounts receivable, net	345.9	299.4	370.5
Inventories, net	380.4	281.4	279.3
Income tax receivable	17.4	26.8	12.6
Prepaid expenses and other current assets	77.5	68.1	64.4
Assets held for sale	—	3.7	—
Total current assets	1,082.3	996.0	1,027.5
Noncurrent Assets:
Property, plant and equipment, net	511.7	517.0	535.8
Prepublication costs, net	53.4	55.5	60.6
Operating lease right-of-use assets, net	75.1	81.9	67.3
Royalty advances, net	57.9	49.2	52.1
Goodwill	132.0	125.3	125.7
Noncurrent deferred income taxes	21.5	21.5	25.3
Other assets and deferred charges	100.1	94.4	86.4
Total noncurrent assets	951.7	944.8	953.2
Total assets	$2,034.0	$1,940.8	$1,980.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$4.8	$6.5	$14.3
Accounts payable	212.4	162.3	180.5
Accrued royalties	69.4	61.3	63.6
Deferred revenue	232.7	172.8	192.3
Other accrued expenses	180.4	193.3	193.6
Accrued income taxes	2.1	2.7	4.6
Operating lease liabilities	22.9	20.8	22.8
Total current liabilities	724.7	619.7	671.7
Noncurrent Liabilities:
Long-term debt	—	—	—
Operating lease liabilities	61.9	69.8	55.4
Other noncurrent liabilities	29.3	32.9	43.6
Total noncurrent liabilities	91.2	102.7	99.0
Commitments and Contingencies (see Note 6)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 32.4, 32.5, and 32.9 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	629.0	627.0	625.1
Accumulated other comprehensive income (loss)	(52.1)	(45.4)	(44.3)
Retained earnings	992.4	976.5	950.1
Treasury stock, at cost: 10.6, 10.4 and 10.0 shares, respectively	(353.2)	(341.5)	(322.5)
Total stockholders’ equity of Scholastic Corporation	1,216.5	1,217.0	1,208.8
Noncontrolling interest	1.6	1.4	1.2
Total stockholders’ equity	1,218.1	1,218.4	1,210.0
Total liabilities and stockholders’ equity	$2,034.0	$1,940.8	$1,980.7
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2021	1.7	$0.0	32.7	$0.4	$626.5	$(34.7)	$916.4	$(327.8)	$1,180.8	$1.5	$1,182.3
Net Income (loss)	—	—	—	—	—	—	(24.2)	—	(24.2)	(0.2)	(24.4)
Foreign currency translation adjustment	—	—	—	—	—	(5.8)	—	—	(5.8)	—	(5.8)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5	—	0.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.9)	—	—	1.5	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at August 31, 2021	1.7	$0.0	32.8	$0.4	$627.6	$(40.4)	$887.0	$(326.3)	$1,148.3	$1.3	$1,149.6
Net Income (loss)	—	—	—	—	—	—	68.3	—	68.3	0.1	68.4
Foreign currency translation adjustment	—	—	—	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Pension and post-retirement adjustments (net of tax of $(0.1))	—	—	—	—	—	0.5	—	—	0.5	—	0.5
Stock-based compensation	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.5	—	—	—	2.5	—	2.5
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.2	—	(8.0)	—	—	8.0	—	—	—
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Other (noncontrolling interest)	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at November 30, 2021	1.7	$0.0	32.9	$0.4	$625.1	$(44.3)	$950.1	$(322.5)	$1,208.8	$1.2	$1,210.0

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2022	1.7	$0.0	32.5	$0.4	$627.0	$(45.4)	$976.5	$(341.5)	$1,217.0	$1.4	$1,218.4
Net Income (loss)	—	—	—	—	—	—	(45.5)	—	(45.5)	0.1	(45.4)
Foreign currency translation adjustment	—	—	—	—	—	(9.6)	—	—	(9.6)	—	(9.6)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.0	—	—	0.0	—	0.0
Stock-based compensation	—	—	—	—	1.7	—	—	—	1.7	—	1.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	11.6	—	—	—	11.6	—	11.6
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(10.8)	—	—	12.4	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.9)	—	(6.9)	—	(6.9)
Balance at August 31, 2022	1.7	$0.0	32.7	$0.4	$629.5	$(55.0)	$924.1	$(334.2)	$1,164.8	$1.5	$1,166.3
Net Income (loss)	—	—	—	—	—	—	75.3	—	75.3	0.1	75.4
Foreign currency translation adjustment	—	—	—	—	—	3.0	—	—	3.0	—	3.0
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	4.2	—	—	—	4.2	—	4.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Purchases of treasury stock at cost	—	—	(0.6)	—	—	—	—	(26.0)	(26.0)	—	(26.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(6.2)	—	—	7.0	0.8	—	0.8
Dividends ($0.20 per share)	—	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Balance at November 30, 2022	1.7	$0.0	32.4	$0.4	$629.0	$(52.1)	$992.4	$(353.2)	$1,216.5	$1.6	$1,218.1
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30,	November 30,
	2022	2021
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$29.8	$44.1
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	1.3	5.8
Provision for losses on inventory	9.6	9.0
Provision for losses on royalty advances	1.8	1.7
Amortization of prepublication costs	12.4	13.5
Depreciation and amortization	32.2	32.9
Amortization of pension and postretirement plans	(0.2)	(0.0)
Deferred income taxes	(0.4)	(0.5)
Stock-based compensation	5.9	4.5
Income from equity-method investments	(1.3)	(1.6)
(Gain) loss on sale of assets	—	(6.2)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(50.4)	(124.6)
Inventories	(112.0)	(23.0)
Prepaid expenses and other current assets	(8.9)	(17.9)
Income tax receivable	9.3	76.2
Royalty advances	(10.8)	(10.6)
Accounts payable	51.0	44.7
Accrued income taxes	(0.4)	1.8
Accrued royalties	8.9	19.1
Deferred revenue	60.6	94.0
Other accrued expenses	(13.3)	(12.1)
Other, net	(3.8)	(9.2)
Net cash provided by (used in) operating activities	21.3	141.6

Cash flows - investing activities:
Prepublication expenditures	(11.0)	(8.7)
Additions to property, plant and equipment	(24.1)	(18.8)
Net proceeds from sale of assets	—	10.4
Other investment and acquisition-related payments	(10.7)	(0.1)
Net cash provided by (used in) investing activities	(45.8)	(17.2)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	2.0	1.8
Repayments of lines of credit, credit agreement and revolving loan	(3.5)	(177.0)
Repayment of capital lease obligations	(1.1)	(1.1)
Reacquisition of common stock	(29.7)	(4.2)
Proceeds pursuant to stock-based compensation plans	15.3	3.0
Payment of dividends	(12.0)	(10.3)
Other	—	(0.1)
Net cash provided by (used in) financing activities	(29.0)	(187.9)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(2.3)

Net increase (decrease) in cash and cash equivalents	(55.5)	(65.8)
Cash and cash equivalents at beginning of period	316.6	366.5
Cash and cash equivalents at end of period	$261.1	$300.7
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

Sale of Long-lived Assets

There were no sales of long-lived assets during the quarter ended November 30, 2022. Refer to Note 4, Asset Write Down and Sale, for details regarding the disposition of the direct sales business in Asia completed during the first quarter of fiscal 2023.

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

New Accounting Pronouncements

There were no new accounting pronouncements issued in the second quarter of fiscal 2023 which would impact the Company. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

Current Fiscal Year Adoptions:

ASU No. 2021-8
The Company adopted ASU No. 2021-8, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (ASU 2021-8), in the beginning of the second quarter of fiscal 2023. The updates in this guidance seek to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: 1. Recognition of an acquired contract liability and 2. Payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-8 improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments improve comparability by specifying for all acquired revenue contracts regardless of their timing of payment: (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The Company early adopted ASU 2021-8 and applied the amendments in accounting for the acquisition of Learning Ovations, Inc. during the second quarter of fiscal 2023, which was accounted for as a business combination under the acquisition method of accounting. The adoption of this ASU did not have a material impact to the Company's Condensed Consolidated Financial Statements.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended		Six months ended
	November 30,		November 30,
	2022	2021	2022	2021
Book Clubs - U.S.	$57.6	$51.9	$63.9	$58.7
Book Fairs - U.S.	240.8	176.2	269.1	192.2
Trade - U.S.	107.9	109.4	184.1	189.5
Trade - International(1)	12.0	15.0	25.9	27.9
Total Children's Book Publishing and Distribution	$418.3	$352.5	$543.0	$468.3

Education Solutions - U.S.	$80.0	$79.5	$153.2	$159.6
Total Education Solutions	$80.0	$79.5	$153.2	$159.6

International - Major Markets(2)	$77.1	$78.8	$130.5	$126.3
International - Other Markets(3)	12.5	13.4	24.1	29.8
Total International	$89.6	$92.2	$154.6	$156.1
Total Revenues	$587.9	$524.2	$850.8	$784.0
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.

Estimated Returns

A liability for expected returns of $43.9, $42.2, and $50.7 is recorded within Other accrued expenses as of November 30, 2022, May 31, 2022, and November 30, 2021, respectively. In addition, a return asset of $6.1, $5.3, and $5.0 is recorded within Prepaid expenses and other current assets as of November 30, 2022, May 31, 2022, and November 30, 2021, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue

The following table presents further detail regarding the Company's deferred revenue balance as of the dates indicated:

	November 30, 2022	May 31, 2022	November 30, 2021
Book fairs incentive credits	$107.6	$100.1	$77.4
Magazines+ subscriptions	55.5	4.5	54.8
U.S. digital subscriptions	22.3	19.5	20.9
U.S. education-related(1)	13.4	13.6	9.8
Media-related	10.6	15.8	8.5
Stored value cards	13.8	9.4	9.2
Other(2)	9.5	9.9	11.7
Total deferred revenue	$232.7	$172.8	$192.3
(1) Primarily includes deferred revenue related to contracts with school districts and professional services.
(2) Primarily includes deferred revenue related to various international products and services.

The Company's deferred revenue consists of contract liabilities for advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The Company recognized revenue

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
which was included in the opening Deferred revenue balance in the amount of $49.5 and $80.3 for the three and six months ended November 30, 2022, respectively, and $27.9 and $43.2 for the three and six months ended November 30, 2021, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2022	$25.9
Current period provision (benefit)	(1.5)
Write-offs and other	(7.0)
Balance as of August 31, 2022	$17.4
Current period provision	2.8
Write-offs and other	(2.8)
Balance as of November 30, 2022	$17.4

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table sets forth the Company's revenue and operating income (loss) by segment for the fiscal quarter ended November 30, 2022:

	Three months ended		Six months ended
	November 30,		November 30,
	2022	2021	2022	2021
Revenues
Children's Book Publishing and Distribution	$418.3	$352.5	$543.0	$468.3
Education Solutions	80.0	79.5	153.2	159.6
International	89.6	92.2	154.6	156.1
Total	$587.9	$524.2	$850.8	$784.0

Operating income (loss)
Children's Book Publishing and Distribution	$113.2	$85.2	$83.1	$63.5
Education Solutions	7.0	15.6	2.7	22.9
International	6.7	8.7	3.2	7.0
Overhead (1)	(26.8)	(26.1)	(47.0)	(42.0)
Total	$100.1	$83.4	$42.0	$51.4
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.

4. ASSET WRITE DOWN AND SALE

During the first quarter of fiscal 2023, the Company completed the disposition of the direct sales business in Asia. The Company committed to a plan to cease operations and exit the direct sales business in Asia, including the disposition of the Malaysia legal entity, during the fourth quarter of fiscal 2022. Accordingly, the Company wrote down the related assets during fiscal 2022, which were included in the International segment and consisted of accounts receivable, inventory, other current assets and long-lived assets, to their recoverable value of $3.7. The remaining assets, consisting of accounts receivable and inventory, were classified as held for sale and recorded as a current asset on the Company's Condensed Consolidated Balance Sheet as of May 31, 2022. The Company recognized a loss of $15.1 in the fourth quarter of fiscal 2022 which was included in Gain (Loss) on assets held for sale within the Company's Condensed Consolidated Statement of Operations. The impact of the impairment was a loss per basic and diluted share of Class A and Common Stock of $0.33 and $0.32, respectively, in the twelve months ended May 31, 2022.

5. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	November 30, 2022	May 31, 2022	November 30, 2021
US Revolving Credit Agreement	$—	$—	$—
Unsecured lines of credit	4.8	6.5	7.5
UK Loans	—	—	6.8
Total debt	$4.8	$6.5	$14.3
Less lines of credit, short-term debt and current portion of long-term debt	(4.8)	(6.5)	(14.3)
Total long-term debt	$—	$—	$—

The Company's debt obligations as of November 30, 2022 have maturities of one year or less.

US Credit Agreement

On October 27, 2021, Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., entered into an amended and restated 5-year credit agreement with a syndicate of banks and Bank of America, N.A., as administrative agent (the “Credit Agreement”). The arrangement was accounted for as a debt modification. The revised terms of the amended Credit Agreement include the following:
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

As of November 30, 2022, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on Eurodollar Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% per annum to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of November 30, 2022, the commitment fee rate was 0.20%.

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
As of November 30, 2022, the Company had no outstanding borrowings under the Credit Agreement.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Corporation or its business. The Company was in compliance with required covenants for all periods presented.

At November 30, 2022, the Company had open standby letters of credit totaling $4.1 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.7 under the domestic credit lines discussed below.

UK Loan Agreements

On January 24, 2020, Scholastic Limited UK entered into a term loan facility to fund the construction of the new UK facility in Warwickshire. The term loan facility was repaid and closed on March 31, 2022. As of November 30, 2021, the Company had $4.2 outstanding on the loan.

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan agreement was repaid and closed on May 12, 2022. As of November 30, 2021, the Company had $2.6 outstanding on the loan.

Lines of Credit

As of November 30, 2022, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of November 30, 2022, May 31, 2022 and November 30, 2021. As of November 30, 2022, availability under these unsecured money market bid rate credit lines totaled $6.3. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2022, the Company had various local currency international credit lines totaling $30.5 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $4.8 at November 30, 2022 at a weighted average interest rate of 5.4%, $6.5 at May 31, 2022 at a weighted average interest rate of 5.4%, and $7.5 at November 30, 2021 at a weighted average interest rate of 4.7%. As of November 30, 2022, the amounts available under these facilities totaled $25.7. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

During the first quarter of fiscal 2022, the Company received $6.6 in recoveries from its insurance programs related to an intellectual property legal settlement, which was accrued in fiscal 2021. The recoveries were recognized as an offset to the legal settlement and reflected in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations for the quarter ended November 30, 2021. While the Company expects to receive additional recoveries from its insurance programs, it is premature to determine with any level of probability or accuracy the amount of those recoveries at this time.

7. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2022	2021	2022	2021
Net income (loss) attributable to Class A and Common Stockholders	$74.8	$68.0	$29.6	$43.9
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	34.5	34.6	34.4	34.6
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.9	1.0	1.0	0.9
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	35.4	35.6	35.4	35.5
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$2.17	$1.97	$0.86	$1.27
Diluted	$2.12	$1.91	$0.84	$1.24

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2022	November 30, 2021
Options outstanding pursuant to stock-based compensation plans (in millions)	3.4	4.9

There are 0.7 million potentially anti-dilutive shares pursuant to stock-based compensation plans as of November 30, 2022.

As of November 30, 2022, $26.2 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 13, Treasury Stock, for a more complete description of the Company’s share buy-back program.

8. ACQUISITIONS

On September 1, 2022, the Company acquired 100% of the share capital of Learning Ovations, Inc., a U.S.-based education technology business and developer of a literacy assessment and instructional system, for $11.1, net of cash acquired. The Company accounted for the acquisition as a business combination under the acquisition method of accounting. Fair values were assigned to the assets and liabilities acquired, including cash, receivables, and technology/know-how. The receivables acquired have a fair value of $0.1 and have been determined to be collectible. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the technology/know-how using a discount rate of 17.5% to account for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs. The fair values of the net assets were $4.2 which included $4.1 of amortizable intangible assets attributable to the technology/know-how. This acquisition resulted in $7.0 of goodwill that was assigned to the Company's Education Solutions segment and is not deductible for tax purposes. The results of operations of this business subsequent to the acquisition are included in the Education Solutions segment. The transaction was not determined to be material to the Company's results and therefore pro forma financial information is not presented.

9. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

	November 30, 2022	May 31, 2022	November 30, 2021
Gross beginning balance	$164.9	$165.9	$165.9
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$125.3	$126.3	$126.3
Additions	7.0	—	—
Foreign currency translation	(0.3)	(1.0)	(0.6)
Ending balance	$132.0	$125.3	$125.7

In the second quarter of fiscal 2023, the Company acquired Learning Ovations, Inc, a U.S.-based education technology business, which resulted in the recognition of $7.0 of Goodwill included in the Education Solutions segment. Refer to Note 8, Acquisitions, for further details regarding the acquisition.

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

	November 30, 2022	May 31, 2022	November 30, 2021
Beginning balance - Other intangibles subject to amortization	$6.0	$8.4	$8.4
Additions	4.1	—	—
Amortization expense	(1.1)	(2.0)	(1.0)
Foreign currency translation	(0.1)	(0.4)	(0.3)
Total other intangibles subject to amortization, net of accumulated amortization of $35.4, $34.3 and $33.3, respectively	$8.9	$6.0	$7.1
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$11.0	$8.1	$9.2

In the second quarter of fiscal 2023, the Company acquired Learning Ovations, Inc., a U.S.-based education technology business, which resulted in the recognition of $4.1 of amortizable intangible assets. These intangible assets will be amortized over the estimated useful life of 7 years. Refer to Note 8, Acquisitions, for further details regarding the acquisition.

There were no additions to intangible assets within the six months ended November 30, 2021.

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 5.3 years.

There were no impairment charges related to Intangible assets in any of the periods presented.

10. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2022	May 31, 2022	November 30, 2021	Segment
Equity method investments	$31.0	$31.0	$33.7	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$37.0	$37.0	$39.7

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

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $1.2 and $0.5 for the three months ended November 30, 2022 and November 30, 2021, respectively, and $1.3 and $1.6 for the six months ended November 30, 2022 and November 30, 2021, respectively.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	November 30,		November 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Interest cost	$0.2	$0.3	$0.1	$0.0
Expected return on assets	(0.3)	(0.3)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.2)	(0.2)
Amortization of net actuarial (gain) loss	0.1	0.2	—	(0.0)
Total	$0.0	$0.2	$(0.1)	$(0.2)

	UK Pension Plan		US Postretirement Benefits
	Six months ended		Six months ended
	November 30,		November 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Interest cost	$0.5	$0.5	$0.2	$0.1
Expected return on assets	(0.6)	(0.6)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.4)	(0.4)
Amortization of net actuarial (gain) loss	0.2	0.4	—	—
Total	$0.1	$0.3	$(0.2)	$(0.3)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the six months ended November 30, 2022, the Company contributed $0.6 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2023.

12. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2022	2021	2022	2021
Stock option expense	$2.4	$1.8	$3.0	$2.5
Restricted stock unit expense	1.3	0.9	2.3	1.6
Management stock purchase plan	0.4	0.3	0.4	0.3
Employee stock purchase plan	0.1	0.0	0.2	0.1
Total stock-based compensation expense	$4.2	$3.0	$5.9	$4.5

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2022	2021	2022	2021
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.3	0.2	0.6	0.3

13. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

The table below represents the Board authorization at the dates indicated:

Authorization	Amount
March 2020	50.0
Total current Board authorization at June 1, 2022	$50.0
Less repurchases made under this authorization	$(23.8)
Remaining Board authorization at November 30, 2022	$26.2

Remaining Board authorization at November 30, 2022 represents the amount remaining under the current $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions.

Pursuant to a subsequent Board authorization on October 19, 2022, the Company commenced a modified Dutch auction tender offer on October 25, 2022, which expired on November 22, 2022. Pursuant to this offer, the Company purchased 533,793 of its common shares at a price of $40.00 per share for a total cost of $23.3, including related fees and expenses. The common shares purchased represented approximately 1.6% of the common shares outstanding as of November 21, 2022. The Company funded the purchase of the shares in the tender offer using cash on hand.

Repurchases of the Company's Common Stock were $26.0 and $31.1 during the three and six months ended November 30, 2022, respectively, which included shares repurchased through the modified Dutch auction tender offer. The Company's repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended November 30, 2022
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2022	$(54.2)	$(0.8)	$(55.0)
Other comprehensive income (loss) before reclassifications	3.0	—	3.0
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.1	0.1
Amortization of prior service (credit) cost (net of tax of $0.0)	—	(0.2)	(0.2)
Other comprehensive income (loss)	3.0	(0.1)	2.9
Ending balance at November 30, 2022	$(51.2)	$(0.9)	$(52.1)

	Three months ended November 30, 2021
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2021	$(35.9)	$(4.5)	$(40.4)
Other comprehensive income (loss) before reclassifications (net of tax of $(0.1))	(4.4)	0.5	(3.9)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service (credit) cost (net of tax of $0.0)	—	(0.2)	(0.2)
Other comprehensive income (loss)	(4.4)	0.5	(3.9)
Ending balance at November 30, 2021	$(40.3)	$(4.0)	$(44.3)

	Six months ended November 30, 2022
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2022	$(44.6)	$(0.8)	$(45.4)
Other comprehensive income (loss) before reclassifications	(6.6)	—	(6.6)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.3)	(0.3)
Other comprehensive income (loss)	(6.6)	(0.1)	(6.7)
Ending balance at November 30, 2022	$(51.2)	$(0.9)	$(52.1)

	Six months ended November 30, 2021
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2021	$(30.1)	$(4.6)	$(34.7)
Other comprehensive income (loss) before reclassifications (net of tax of $(0.1))	(10.2)	0.5	(9.7)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.3)	(0.3)
Other comprehensive income (loss)	(10.2)	0.6	(9.6)
Ending balance at November 30, 2021	$(40.3)	$(4.0)	$(44.3)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Six months ended		Condensed Consolidated Statements of Operations line item
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021
Employee benefit plans:
Amortization of net actuarial loss	$0.1	$0.2	$0.2	$0.4	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.2)	(0.2)	(0.4)	(0.4)	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	0.0	0.1	0.1	Provision (benefit) for income taxes
Total cost, net of tax	$(0.1)	$0.0	$(0.1)	$0.1

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets. For the fair value measurements employed by the Company for certain property, plant and equipment, investments and prepublication assets, the Company assessed future expected cash flows attributable to these assets. See Note 10, Investments, for a more complete description of the fair value measurements employed. For the fair value measurements employed by the Company for certain acquired intangible assets, the Company utilized internally-developed discounted cash flow forecasts. See Note 8, Acquisitions, for further details regarding the acquired assets and fair value measurements employed.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
16. INCOME TAXES AND OTHER TAXES

Tax Legislation Updates

In response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Company applied the provisions in the CARES Act related to the carry back of net operating losses and the Employee Retention Credit. In fiscal 2021, the Company applied for employee retention credits in the U.S. and the related receivable was $10.1 as of November 30, 2022. During the first quarter of fiscal 2022, the Company received a federal tax refund of $63.1 primarily related to the carry back of net operating losses generated in the U.S.

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

The Company's interim effective tax rate, inclusive of discrete items, for the three and six months period ended November 30, 2022 was 25.3% and 30.2%, respectively, compared to 23.2% and 21.1%, respectively, for the prior fiscal year period. The interim effective tax rate for the six months ended November 30, 2022 varied from the prior fiscal year period primarily due to tax shortfalls related to vested option cancellations in the current year period.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The IRS has completed the examination of the U.S. income tax returns for the fiscal 2015 through fiscal 2020 tax years. There was no additional impact to the financial results. As of November 30, 2022, there was approximately $20.0 in receivables from the IRS related to the years under audit included in Income tax receivable in the Company’s Condensed Consolidated Balance Sheet for that period.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of November 30, 2022 and November 30, 2021

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
were $22.8 and $27.3, respectively. A net unrealized gain of $0.8 and $0.6 were recognized for the six months ended November 30, 2022 and November 30, 2021, respectively.

18. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	November 30, 2022	May 31, 2022	November 30, 2021
Accrued payroll, payroll taxes and benefits	$34.7	$32.2	$35.1
Accrued bonus and commissions	16.5	44.2	15.7
Returns liability	43.9	42.2	50.7
Accrued other taxes	33.7	26.8	36.1
Accrued advertising and promotions	10.8	10.3	15.5
Other accrued expenses	40.8	37.6	40.5
Total accrued expenses	$180.4	$193.3	$193.6

19. SUBSEQUENT EVENTS

On December 14, 2022, the Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2023. The dividend is payable on March 15, 2023 to shareholders of record as of the close of business on January 31, 2023.

On December 14, 2022, the Board authorized an increase of $48.8 for Common share repurchases, resulting in a current Board authorization of $75.0, which includes $26.2 remaining from the previous Board authorization.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the second quarter ended November 30, 2022 were $587.9 million, compared to $524.2 million in the prior fiscal year quarter, an increase of $63.7 million or 12%. The Company reported net income per diluted share of Class A and Common Stock of $2.12 in the second quarter of fiscal 2023, compared to $1.91 in the prior fiscal year quarter.

Revenues in the Company's Children's Book Publishing and Distribution segment rose by 19% in the quarter ended November 30, 2022, led by strong performance in the book fairs business which benefited from higher fair count, as well as increased revenue per fair compared to the prior year period. In the U.S., fair count continued to trend at 85% pre-pandemic levels. Within the Education Solutions segment, revenues held consistent with the prior fiscal year quarter and integration efforts related to the recently acquired A2i™ literacy assessment and instruction system have begun. Internationally, in addition to the recovery of the book fairs channel, the trade channel in Australia, New Zealand and the UK performed well on the success of the Company’s best-selling series titles while Canada trade channel sales decreased as a result of overall softness in the retail market. Operating income improved $16.7 million, or 20.0%, from the prior fiscal year quarter primarily driven by the higher revenue and profit contribution from the Children’s Book Publishing and Distribution segment, mainly from the book fairs channel, as well as the Company’s efforts to address inflationary pressures with cost containment and pricing related initiatives, partially offset by increased spending on long-term strategic investments in the Education Solutions segment.

The Company is expecting the U.S. book fairs business to continue to outperform fiscal 2022 with higher fair count and improved revenue-per-fair. The trade channel is expected to benefit from new releases from best-selling authors, including a new title from Dav Pilkey's Dog Man® series. The Education Solutions segment will continue to focus on strategic investments, including the integration of the recently acquired A2i™ literacy assessment. The Company expects to incur approximately $3 million of additional costs before this assessment will become integrated into the Company's comprehensive digital literacy platform. In addition, the Company is preparing for the seasonally important fiscal fourth quarter within the education channel. Internationally, unfavorable economic conditions in the UK and Canada are expected to impact revenue growth and operating income. However, the international margins are expected to benefit from the disposition of the direct sales business in Asia, which generated losses in the prior period. The Company expects international operations to be impacted by unfavorable foreign currency translation as the U.S. dollar remains strong. The Company continues to monitor and control discretionary spending which is expected to continue to help mitigate the impact of inflationary pressures on freight and product costs.

Results of Operations

Consolidated

Revenues for the quarter ended November 30, 2022 increased by $63.7 million to $587.9 million, compared to $524.2 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues increased by $65.8 million, primarily driven by higher book fairs channel revenues resulting from increased fair count, which continues to trend at 85% of pre-pandemic levels compared to 70% in the prior fiscal year period, coupled with higher revenue per fair. In the Education Solutions segment, revenues were relatively consistent with the prior fiscal year quarter as revenues from sponsored programs offset lower sales as a result of the timing of the Rising Voices Library® product launch in the prior period. In local currency, the International segment revenues increased by $7.5 million, primarily driven by the recovery of the book fairs channel across the Major Markets (Canada, UK, Australia and New Zealand), partially offset by a decrease in book clubs channel revenues on lower than anticipated teacher participation, in addition to lower sales from the trade channel in Canada due to unfavorable economic condition and from Asia as a result of the disposition of the direct sales business. International segment revenues were impacted by unfavorable foreign exchange of $10.1 million in the quarter ended November 30, 2022.

Revenues for the six months ended November 30, 2022 increased by $66.8 million to $850.8 million, compared to $784.0 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues increased by $74.7 million primarily driven by higher book fairs channel revenues resulting from increased fair count, which continued to trend at 85% of pre-pandemic levels compared to 70% in the prior fiscal year period, coupled with higher revenue per fair and increased redemptions of book fair incentive

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
program credits. In the Education Solutions segment, revenues decreased by $6.4 million primarily driven by lower sales of instructional products and programs, primarily early childhood programs and summer learning product offerings, as well as lower sales from the timing of new product launches such as Rising Voices Library®, partially offset by revenues from sponsored programs and increased revenues from traditional classroom book collections. In local currency, the International segment revenues increased by $13.2 million primarily driven by increased revenues in the Company's Major Markets as a result of the recovery of the book fairs channel, partially offset by lower revenues in Asia as a result of the disposition of the direct sales business. International segment revenues were impacted by unfavorable foreign exchange of $14.7 million in the six months ended November 30, 2022.

Components of Cost of goods sold for the three and six months ended November 30, 2022 and November 30, 2021 are as follows:

	Three months ended				Six months ended
	November 30,		November 30,		November 30,		November 30,
	2022		2021		2022		2021
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs and inventory reserves	$158.6	27.0%	$136.5	26.0%	$241.0	28.3%	$212.8	27.1%
Royalty costs	45.4	7.7%	45.0	8.6%	72.8	8.6%	72.8	9.3%
Prepublication amortization	6.4	1.1%	6.9	1.3%	12.8	1.5%	13.8	1.8%
Postage, freight, shipping, fulfillment and other	50.0	8.5%	49.6	9.5%	78.3	9.2%	71.9	9.2%
Total	$260.4	44.3%	$238.0	45.4%	$404.9	47.6%	$371.3	47.4%

Cost of goods sold for the quarter ended November 30, 2022 was $260.4 million, or 44.3% of revenues, compared to $238.0 million, or 45.4% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenues was primarily driven by the increased sales volume in the book fairs channel, which traditionally has a higher mix of non-royalty bearing titles and lower fulfillment costs. This was partially offset by higher product costs, which includes higher inbound freight costs.

Cost of goods sold for the six months ended November 30, 2022 was $404.9 million, or 47.6% of revenues, compared to $371.3 million, or 47.4% of revenues, in the prior fiscal year period. Cost of goods sold was impacted by higher inbound freight costs, resulting in an increase in product costs, due to inflationary pressures which was substantially offset by the increased sales volume in the book fairs channel, which traditionally has a higher mix of non-royalty bearing titles and lower fulfillment costs.

Selling, general and administrative expenses for the quarter ended November 30, 2022 increased to $213.6 million, compared to $188.3 million in the prior fiscal year quarter. The $25.3 million increase was primarily attributable to higher employee-related costs, largely in the book fairs channel to support the increased fair count, as well as the investment in the Education Solutions segment which included additional workforce from the Learning Ovations acquisition. The increase was also driven by higher marketing costs associated with sponsored programs, partially offset by higher equity investment income and lower severance expense from the Company's restructuring programs of $0.8 million.

Selling, general and administrative expenses for the six months ended November 30, 2022 increased to $376.4 million, compared to $331.9 million in the prior fiscal year period. The $44.5 million increase was primarily attributable to higher employee-related costs, largely in the book fairs channel to support the increased fair count, coupled with the investment in the Education Solutions segment which included additional workforce from the Learning Ovations acquisition and the discontinuation of international government subsidies related to COVID-related governmental retention programs. The increase was also driven by the $6.6 million of insurance recoveries received in the period ended November 30, 2021 related to the intellectual property legal settlement accrued in fiscal 2021 and higher marketing costs associated with sponsored programs. Partially offsetting this increase, the Company incurred lower severance expense from its restructuring programs of $3.2 million.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Depreciation and amortization expenses in the three and six months ended November 30, 2022 were $13.8 million and $27.5 million, respectively, compared to $14.5 million and $29.4 million, respectively, in the prior fiscal year period. The decrease in depreciation and amortization expenses in the three and six months ended November 30, 2022 was primarily attributable to a shift towards spending on cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses rather than Depreciation and amortization. Amortization related to cloud computing arrangements increased $0.6 million and $1.7 million for the three and six months ended November 30, 2022, respectively, when compared to the prior period which substantially offset the decrease in Depreciation and amortization as there were no significant assets placed into service during the period ended November 30, 2022. Management expects this trend to continue as more cloud-based software tools are utilized by the Company.

Interest income in the three and six months ended November 30, 2022 was $1.1 million and $1.7 million, respectively, compared to $0.1 million and $0.4 million, respectively, in the prior fiscal year period. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

Interest expense in the three and six months ended November 30, 2022 was $0.4 million and $0.8 million, respectively, compared to $0.6 million and $2.2 million, respectively, in the prior fiscal year period. The decrease in interest expense was due to lower average debt borrowings as compared to the prior fiscal year period as the outstanding borrowings on the U.S. credit agreement were paid down during fiscal 2022, resulting in no outstanding borrowings as of the beginning of fiscal 2023.

Gain (loss) on sale of assets and other in the three and six months ended November 30, 2021 was $6.2 million. In the prior year period, the Company sold the facility, which included office and warehouse space, located in Lake Mary, Florida, as part of an initiative to rightsize its real estate footprint to reduce occupancy costs, which resulted in a gain on sale.

The Company's interim effective tax rate, inclusive of discrete items, for the three and six months ended November 30, 2022 was 25.3% and 30.2%, respectively, compared to 23.2% and 21.1%, respectively, for the prior fiscal year periods. The interim effective tax rate for the six months ended November 30, 2022 varied from the prior fiscal year period primarily due to tax shortfalls related to vested option cancellations in the current year period.

Net income attributable to Scholastic Corporation for the quarter ended November 30, 2022 increased by $7.0 million to $75.3 million, compared to $68.3 million in the prior fiscal year quarter. Earnings per basic and diluted share of Class A and Common Stock was $2.17 and $2.12, respectively, for the fiscal quarter ended November 30, 2022, compared to $1.97 and $1.91, respectively, in the prior fiscal year quarter.

Net income attributable to Scholastic Corporation for the six months ended November 30, 2022 decreased by $14.3 million to $29.8 million, compared to $44.1 million in the prior fiscal year period. Earnings per basic and diluted share of Class A and Common Stock was $0.86 and $0.84, respectively, for the six months ended November 30, 2022, compared to $1.27 and $1.24, respectively, in the prior fiscal year period.

Net income attributable to noncontrolling interest for the quarter ended November 30, 2022 was $0.1 million compared to $0.1 million in the prior fiscal year quarter. Net income attributable to noncontrolling interest for the six months ended November 30, 2022 was $0.2 million compared to Net loss attributable to noncontrolling interest of $0.1 million in the prior fiscal year quarter.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Children’s Book Publishing and Distribution

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Revenues	$418.3	$352.5	$65.8	18.7%	$543.0	$468.3	$74.7	16.0%
Cost of goods sold	180.6	156.8	23.8	15.2%	257.7	222.9	34.8	15.6%
Other operating expenses (1)	124.5	110.5	14.0	12.7%	202.2	181.9	20.3	11.2%
Operating income (loss)	$113.2	$85.2	$28.0	32.9%	$83.1	$63.5	$19.6	30.9%
Operating margin	27.1%	24.2%			15.3%	13.6%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2022 increased by $65.8 million to $418.3 million, compared to $352.5 million in the prior fiscal year quarter. The increase in segment revenues was primarily driven by higher book fairs channel revenues of $64.6 million resulting from increased fair count, which continues to trend at 85% of pre-pandemic levels compared to 70% in the prior fiscal year quarter, coupled with higher revenue per fair. Book clubs channel revenues also increased $5.7 million as the prior fiscal year quarter was impacted by a discrete systems issue which caused a backlog and shifted revenues into the third quarter of the prior fiscal year. Trade channel revenues decreased $4.5 million due in part to the industry-wide decline in retail market sales, coupled with the release of The Christmas Pig by J.K. Rowling in the quarter ended November 30, 2021. In the quarter ended November 30, 2022, the trade channel released several New York Times bestsellers, including Two Degrees by Alan Gratz, The Three Billy Goats Gruff by Mac Barnett and Jon Klassen, I Was Born for This by Alice Oseman, and Cat Kid Comic Club®: Collaborations by Dav Pilkey, as well as the illustrated edition of Harry Potter and the Order of the Phoenix. In addition, the trade channel benefited from increased media revenue as the Company continued to deliver episodes associated with the production of the animated series "Eva the Owlet"TM and from increased sales in the Make Believe IdeasTM business.

Revenues for the six months ended November 30, 2022 increased by $74.7 million to $543.0 million, compared to $468.3 million in the prior fiscal year period. The increase in segment revenues was largely driven by higher book fairs channel revenues of $76.9 million resulting from increased fair count, which continued to trend at 85% of pre-pandemic levels compared to 70% in the prior fiscal year period, coupled with higher revenue per fair and increased redemptions of book fair incentive program credits during the summer months. In addition, book clubs channel revenues increased $5.2 million as the prior fiscal year period was impacted by the discrete systems issue which caused a backlog and shifted revenues into the third quarter of the prior fiscal year. Due to this shift in timing of revenues and lower sponsor participation, the Company does not expect book clubs channel revenues in the third quarter of fiscal 2023 to outpace the prior year period despite an improvement in revenue per event. Trade channel revenues decreased $7.4 million due in part to the industry-wide decline in retail market sales, coupled with the prior fiscal year period release of The Christmas Pig by J.K. Rowling and limited edition foil cover versions of titles in the Dog Man® series. In the period ended November 30, 2022, the trade channel released the illustrated edition of Harry Potter and the Order of the Phoenix and Cat Kid Comic Club®: Collaborations by Dav Pilkey. The trade channel also benefited from sales of backlist titles from the Company’s popular series, including HeartstopperTM, The Baby-sitters Club® Graphix®, The Bad GuysTM, Five Nights at Freddy’sTM, Dog Man®, and Cat Kid Comic Club®, as well as increased media revenue as the Company continued to deliver episodes associated with the production of the animated series "Eva the Owlet"TM, and increased sales in the Make Believe IdeasTM business.

Cost of goods sold for the quarter ended November 30, 2022 was $180.6 million, or 43.2% of revenues, compared to $156.8 million, or 44.5% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenue was primarily driven by the increased sales volume in the book fairs channel, which traditionally has a higher mix of non-royalty bearing titles and lower fulfillment costs. This was partially offset by increased product and freight costs due to continued inflationary pressures, particularly in the trade channel.

Cost of goods sold for the six months ended November 30, 2022 was $257.7, or 47.5% of revenues, compared to $222.9, or 47.6% of revenues, in the prior fiscal year period. The segment benefited from lower royalty costs driven by the higher sales volumes in the book fairs channel, which traditionally has a higher mix of non-royalty bearing titles, offset by increased product and freight costs due to continued inflationary pressures, particularly in the trade channel.

Other operating expenses for the quarter ended November 30, 2022 increased to $124.5 million, compared to $110.5 million in the prior fiscal year quarter, resulting in an increase of $14.0 million. Other operating expenses

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
for the six months ended November 30, 2022 increased to $202.2 million, compared to $181.9 million in the prior fiscal year period, resulting in an increase of $20.3 million. The increase in Other operating expense for the three and six months ended November 30, 2022 was primarily attributable to higher labor costs, largely in the book fairs channel to support the increased fair count, which is expected to continue to trend higher during the remainder of fiscal 2023. Labor costs were also impacted by inflationary pressures.

Segment operating income for the quarter ended November 30, 2022 was $113.2 million, compared to $85.2 million in the prior fiscal year quarter, resulting in an increase of $28.0 million. Segment operating income for the six months ended November 30, 2022 was $83.1 million, compared to $63.5 million in the prior fiscal year period, resulting in an increase of $19.6 million. The increase in operating income for the three and six months ended November 30, 2022 was primarily driven by the continued recovery of the book fairs channel and the Company’s improved network optimization, warehouse efficiencies, and pricing initiatives, which more than offset the rising costs associated with freight, paper, and labor.

Education Solutions

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Revenues	$80.0	$79.5	$0.5	0.6%	$153.2	$159.6	$(6.4)	(4.0)%
Cost of goods sold	28.6	27.5	1.1	4.0%	59.0	60.3	(1.3)	(2.2)%
Other operating expenses (1)	44.4	36.4	8.0	22.0%	91.5	76.4	15.1	19.8%
Operating income (loss)	$7.0	$15.6	$(8.6)	(55.1)%	$2.7	$22.9	$(20.2)	(88.2)%
Operating margin	8.8%	19.6%			1.8%	14.3%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2022 were $80.0 million, which were approximately consistent with revenues of $79.5 million in the prior fiscal year quarter. The current fiscal year quarter benefited from revenues from sponsored programs, which did not commence shipping until the third quarter of the prior fiscal year, and higher sales of Grab and Go reading packs and products from the Scholastic Family and Community Engagement (FACE)TM initiative. Largely offsetting this increase, the segment had lower sales as a result of the timing of the Rising Voices Library® product launch in the prior period. Revenues from Magazines+ and digital subscription products remained relatively consistent with the prior fiscal year quarter.

Revenues for the six months ended November 30, 2022 decreased to $153.2 million, compared to $159.6 million in the prior fiscal year period, resulting in a decrease of $6.4 million. The decrease in segment revenues was primarily driven by lower sales of instructional products and programs, primarily early childhood programs and summer learning product offerings, as the prior fiscal year period benefited from shipments, which primarily consisted of summer learning products, that shifted from the fourth quarter of fiscal 2021 due to supply chain constraints at that time. During the fourth quarter of fiscal 2022, orders were shipped more timely with fewer sales shifting into the first quarter of fiscal 2023. In addition, the segment had lower revenues due to the timing of the Rising Voices Library® product launch in the prior period as well as lower sales of professional books and teaching resource products. The overall decrease was partially offset by revenues from sponsored programs, which did not commence shipping until the third quarter of the prior fiscal year, and increased revenues from traditional classroom book collections, Grab and Go reading packs and products from the Scholastic Family and Community Engagement (FACE)TM initiative. Revenues from Magazines+ and digital subscription products remained relatively consistent with the prior fiscal year period.

Cost of goods sold for the quarter ended November 30, 2022 was $28.6 million, or 35.8% of revenues, compared to $27.5 million, or 34.6% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to the mix of products sold in the current quarter, which had higher product costs, including higher inbound freight costs as a result of inflationary pressures.

Cost of goods sold for the six months ended November 30, 2022 was $59.0 million, or 38.5% of revenues, compared to $60.3 million, or 37.8% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to the mix of products sold in the current period which had higher product costs, including higher inbound freight costs, in addition to increased postage and outbound freight costs, as the Company continues to be impacted by inflationary pressures.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Other operating expenses for the quarter ended November 30, 2022 were $44.4 million, compared to $36.4 million in the prior fiscal year quarter resulting, in an increase of $8.0 million. Other operating expenses for the six months ended November 30, 2022 increased to $91.5 million, compared to $76.4 million in the prior fiscal year period, resulting in an increase of $15.1 million. The increase in Other operating expenses for the three and six month periods ended November 30, 2022 was primarily related to increased marketing costs associated with sponsored programs, as well as higher employee-related costs associated with the continued investment in the Education Solutions segment which included additional workforce from the Learning Ovations acquisition. The Company continues to make strategic investments in the long-term go-to-market capabilities of this segment.

Segment operating income for the quarter ended November 30, 2022 was $7.0 million, compared to income of $15.6 million in the prior fiscal year quarter. The $8.6 million decrease was primarily driven by the Company's continued strategic investments in the segment, which included the additional employee-related costs associated with the development team which joined the Company through the Learning Ovations acquisition, coupled with the continued impact of inflationary pressures on product costs and freight.

Segment operating income for the six months ended November 30, 2022 was $2.7 million, compared to $22.9 million in the prior fiscal year period. The $20.2 million decrease was driven by the decrease in segment revenues, primarily attributable to lower sales of early childhood programs, summer learning product offerings and cultural awareness products, which was due in part to the shift of revenues in the prior fiscal year period, coupled with the Company's continued strategic investments in the segment and the continued impact of inflationary pressure on product costs and freight.

International

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Revenues	$89.6	$92.2	$(2.6)	(2.8)%	$154.6	$156.1	$(1.5)	(1.0)%
Cost of goods sold	53.8	51.0	2.8	5.5%	93.3	87.1	6.2	7.1%
Other operating expenses (1)	29.1	32.5	(3.4)	(10.5)%	58.1	62.0	(3.9)	(6.3)%
Operating income (loss)	$6.7	$8.7	$(2.0)	(23.0)%	$3.2	$7.0	$(3.8)	(54.3)%
Operating margin	7.5%	9.4%			2.1%	4.5%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended November 30, 2022 decreased to $89.6 million, compared to $92.2 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations increased by $7.5 million, offset by an unfavorable foreign exchange impact of $10.1 million. The increase in segment revenues was primarily driven by increased revenues in Australia, New Zealand and the UK. In Australia and New Zealand, local currency revenues increased $5.5 million driven by higher sales in the trade and book fairs channels, with the continued success of the Company's best-selling series including Pig the Pug, Bad Guys and Wonky Donkey. In the UK, local currency revenues increased $3.2 million driven by increased sales in the book fairs channel as well as higher trade channel sales of best-selling titles including the current quarter release of The Baddies by Julia Donaldson. Export channel sales also increased $0.9 million as compared to the prior fiscal year quarter. The increase in segment revenues was partially offset by lower local currency revenues in Canada of $1.1 million due to lower book clubs sales, coupled with lower trade channel sales as a result of an industry wide decline in retail sales, which more than offset the revenue increase in the book fairs channel. In addition, local currency revenues in Asia decreased $1.0 million primarily attributable to the disposition of the direct sales business.

Revenues for the six months ended November 30, 2022 decreased to $154.6 million, compared to $156.1 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations increased by $13.2 million, more than offset by unfavorable foreign exchange of $14.7 million. The increase in segment revenues was primarily driven by increased revenues in the Company's Major Markets. In Australia and New Zealand, local currency revenues increased $11.6 million as a result of increased sales in the trade and book fairs channels as the additional lockdowns imposed by the COVID variant negatively impacted the prior year period. In the UK, local currency revenues increased $3.1 million driven by increased sales in the book fairs channel as well as higher sales of best-selling titles in the trade channel including HeartstoppersTM by Alice Oseman and The

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Baddies by Julia Donaldson. In Canada, local currency revenues increased $2.9 million driven by higher sales from the book fairs channel, partially offset by lower sales in the book clubs channel as well as lower trade channel sales as a result of an industry wide decline in the retail market. In addition, export channel sales increased $0.5 million as compared to the prior fiscal year period. The increase in segment revenues was partially offset by lower local currency revenues in Asia of $4.9 million primarily attributable to the disposition of the direct sales business.

Cost of goods sold for the quarter ended November 30, 2022 was $53.8 million, or 60.0% of revenues, compared to $51.0 million, or 55.3% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenue was driven by an overall increase in product costs as a result of higher inbound freight costs due to inflationary pressures as well as increased fulfillment costs due to increased labor costs, primarily in Canada.

Cost of goods sold for the six months ended November 30, 2022 was $93.3 million, or 60.3% of revenues, compared to $87.1 million, or 55.8% of revenue, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was driven by an overall increase in product costs as a result of higher inbound freight costs and higher outbound postage and freight costs, both due to inflationary pressures. In addition, fulfillment costs increased due to higher labor costs, primarily in Canada.

Other operating expenses for the quarter ended November 30, 2022 were $29.1 million, compared to $32.5 million in the prior fiscal year quarter. Other operating expenses decreased $3.4 million primarily driven by higher equity investment income in the quarter ended November 30, 2022, partially offset by lower severance expense related to restructuring programs.

Other operating expenses for the six months ended November 30, 2022 were $58.1 million, compared to $62.0 million in the prior fiscal year period. Other operating expenses decreased $3.9 million impacted by a favorable foreign exchange of $5.0 million, resulting in a local currency increase of $1.1 million. This increase was primarily driven by increased employee-related expenses as a result of the discontinuation of government subsidies related to COVID-related governmental retention programs, partially offset by lower severance expense related to restructuring programs.

Segment operating income for the quarter ended November 30, 2022 was $6.7 million, compared to $8.7 million in the prior fiscal year quarter. Total local currency operating results across the Company's foreign operations decreased $1.4 million for the quarter ended November 30, 2022, primarily driven by higher Cost of goods sold due to the impact of inflationary pressures on product and fulfillment costs as well as overall unfavorable economic conditions in Canada and the UK. This was partially offset by improved operating margin in Asia as the Company has exited the direct-to-consumer business in Asia, which generated losses in the prior period.

Segment operating income for the six months ended November 30, 2022 was $3.2 million, compared to $7.0 million in the prior fiscal year period. Total local currency operating results across the Company's foreign operations decreased $3.2 million for the six months ended November 30, 2022. The decrease was primarily driven by higher Cost of goods sold due to the impact of inflationary pressures on product, freight and fulfillment costs as well as overall unfavorable economic conditions in Canada and the UK. This was partially offset by improved operating margin in Asia as the Company has exited the direct-to-consumer business in Asia, which generated losses in the prior period.

Overhead

Unallocated overhead expense for the quarter ended November 30, 2022 of $26.8 million was comparable to $26.1 million in the prior year quarter.

Unallocated overhead expense for the six months ended November 30, 2022 increased by $5.0 million to $47.0 million, from $42.0 million in the prior fiscal year period. The increase was primarily attributable to $6.6 million of insurance recoveries received and recognized in the period ended November 30, 2021 related to the intellectual property legal settlement accrued in fiscal 2021, partially offset by lower severance expense from the Company's restructuring programs of $2.6 million.

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

Liquidity and Capital Resources

Cash provided by operating activities was $21.3 million for the six months ended November 30, 2022, compared to cash provided by operating activities of $141.6 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $120.3 million. The decrease in cash provided was primarily driven by increased inventory purchases of approximately $140.0 million to mitigate long lead times related to continuing global supply chain challenges and to meet expected demand. The decrease in cash provided was also impacted by the $63.1 million federal income tax refund in the prior period which was partially offset by higher customer remittances in the current period of approximately $110.0 million.

Cash used in investing activities was $45.8 million for the six months ended November 30, 2022, compared to $17.2 million in the prior fiscal year period, representing an increase in cash used in investing activities of $28.6 million. The increase in cash used was driven by payments related to the Learning Ovations acquisition of $10.7 million, higher capital expenditures of $5.3 million, primarily for new equipment to meet the expected demand in the book fairs channel, and increased prepublication spending of $2.3 million associated with product development in Education Solutions. In addition, the prior period included the net proceeds from the sale of the Lake Mary facility of $10.4 million which occurred in the second quarter of fiscal 2022.

Cash used in financing activities was $29.0 million for the six months ended November 30, 2022, compared to cash used in financing activities of $187.9 million for the prior fiscal year period, representing a decrease in cash used in financing activities of $158.9 million. The decrease in cash used was primarily related to repayments of borrowings under the U.S. credit agreement of $175.0 million during the prior period, coupled with an increase in net proceeds from stock option exercises of $12.3 million in the period ended November 30, 2022. Partially offsetting this decrease, the Company reacquired $29.7 million of common stock, which included shares repurchased through a modified Dutch auction tender offer, compared to $4.2 million in the prior fiscal year period.

Cash Position

The Company’s cash and cash equivalents totaled $261.1 million at November 30, 2022, $316.6 million at May 31, 2022 and $300.7 million at November 30, 2021. Cash and cash equivalents held by the Company’s U.S. operations totaled $228.7 million at November 30, 2022, $275.5 million at May 31, 2022 and $268.7 million at November 30, 2021. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. Under the Company's open-market buy-back program, $26.2 million remained available for future purchases of common shares as of November 30, 2022. Subsequent to November 30, 2022, the Board authorized an increase of $48.8 million for Common share repurchases, resulting in a current Board authorization of $75.0 million, which includes the remaining amount from the previous Board authorization. During the six months ended November 30, 2022, the Company repurchased $31.1 million of its common stock, which included shares repurchased through a modified Dutch auction tender offer.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of November 30, 2022, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $261.1 million, cash from operations and the Company's U.S. credit agreement. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. credit agreement, less commitments of $0.4 million, has $299.6 million of availability. Additionally, the Company has short-term credit facilities of $40.5 million, less current borrowings of $4.8 million and commitments of $3.7 million, resulting in $32.0 million of current availability under these facilities at November 30, 2022. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

Financing

The Company is party to the U.S. credit agreement and certain credit lines with various banks as described in Note 5 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had no outstanding borrowings under the U.S. credit agreement as of November 30, 2022.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2022. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of November 30, 2022:

($ amounts in millions)	Fiscal Year Maturity
	2023(1)	2024	2025	2026	2027	Thereafter	Total	Fair Value at 11/30/2022
Debt Obligations
Lines of credit and current portion of long-term debt	$4.8	$—	$—	$—	$—	$—	$4.8	$4.8
Average interest rate	5.4%	—	—	—	—	—
(1) Fiscal 2023 includes the remaining six months of the current fiscal year ending May 31, 2023.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2022, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2022:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
September 1 through September 30, 2022	39,851	35.74	39,851	$27.4
October 1 through October 31, 2022	40,563	30.97	40,563	26.2
November 1 through November 30, 2022 (ii)	533,793	40.00	533,793	26.2
Total	614,207		614,207	$26.2

(i) Represents the amount remaining at November 30, 2022 under the $50.0 Board authorization for Common share repurchases announced on March 18, 2020, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 13 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations. Subsequent to November 30, 2022, the Board authorized an additional $48.8, resulting in a current authorization of $75.0, for Common share repurchases, which includes the remaining $26.2 from the previous Board authorization.
(ii) Represents shares purchased through a modified Dutch auction tender offer. See Note 13 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for further details.

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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2022 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED November 30, 2022
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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2022 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: December 16, 2022	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: December 16, 2022	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)