Form 10-Q
period 2023-02-28
SCHOLASTIC CORP
filed 2023-03-24
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	February 28, 2023	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of February 28, 2023
Common Stock, $0.01 par value	31,391,956
Class A Stock, $0.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED February 28, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,		February 28,
	2023	2022	2023	2022
Revenues	$324.9	$344.5	$1,175.7	$1,128.5
Operating costs and expenses:
Cost of goods sold	161.1	169.6	566.0	540.9
Selling, general and administrative expenses	178.0	180.8	554.4	512.7
Depreciation and amortization	13.5	13.6	41.0	43.0
Total operating costs and expenses	352.6	364.0	1,161.4	1,096.6
Operating income (loss)	(27.7)	(19.5)	14.3	31.9
Interest income (expense), net	1.4	(0.4)	2.3	(2.2)
Other components of net periodic benefit (cost)	0.1	0.1	0.2	0.1
Gain (loss) on sale of assets and other	—	—	—	6.2
Earnings (loss) before income taxes	(26.2)	(19.8)	16.8	36.0
Provision (benefit) for income taxes	(6.9)	(4.7)	6.1	7.1
Net income (loss)	(19.3)	(15.1)	10.7	28.9
Less: Net income (loss) attributable to noncontrolling interest	(0.1)	0.2	0.1	0.1
Net income (loss) attributable to Scholastic Corporation	$(19.2)	$(15.3)	$10.6	$28.8
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(0.57)	$(0.44)	$0.31	$0.83
Diluted	$(0.57)	$(0.44)	$0.30	$0.80
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Nine months ended
	February 28,		February 28,
	2023	2022	2023	2022
Net income (loss)	$(19.3)	$(15.1)	$10.7	$28.9
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(1.0)	1.6	(7.6)	(8.6)
Pension and postretirement adjustments (net of tax)	(0.0)	0.0	(0.1)	0.6
Total other comprehensive income (loss), net	$(1.0)	$1.6	$(7.7)	$(8.0)
Comprehensive income (loss)	$(20.3)	$(13.5)	$3.0	$20.9
Less: Net income (loss) attributable to noncontrolling interest	(0.1)	0.2	0.1	0.1
Comprehensive income (loss) attributable to Scholastic Corporation	$(20.2)	$(13.7)	$2.9	$20.8
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 28, 2023	May 31, 2022	February 28, 2022
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$198.8	$316.6	$308.9
Accounts receivable, net	261.7	299.4	287.7
Inventories, net	367.5	281.4	299.4
Income tax receivable	28.5	26.8	22.9
Prepaid expenses and other current assets	71.4	68.1	72.4
Assets held for sale	—	3.7	—
Total current assets	927.9	996.0	991.3
Noncurrent Assets:
Property, plant and equipment, net	510.5	517.0	520.7
Prepublication costs, net	54.0	55.5	58.3
Operating lease right-of-use assets, net	75.3	81.9	69.3
Royalty advances, net	59.6	49.2	53.2
Goodwill	131.9	125.3	125.7
Noncurrent deferred income taxes	21.4	21.5	25.3
Other assets and deferred charges	96.9	94.4	96.7
Total noncurrent assets	949.6	944.8	949.2
Total assets	$1,877.5	$1,940.8	$1,940.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$5.2	$6.5	$13.7
Accounts payable	158.4	162.3	173.4
Accrued royalties	83.2	61.3	84.2
Deferred revenue	203.0	172.8	176.8
Other accrued expenses	163.9	193.3	184.8
Accrued income taxes	1.4	2.7	3.9
Operating lease liabilities	21.8	20.8	22.4
Total current liabilities	636.9	619.7	659.2
Noncurrent Liabilities:
Long-term debt	—	—	—
Operating lease liabilities	62.8	69.8	57.1
Other noncurrent liabilities	27.9	32.9	38.9
Total noncurrent liabilities	90.7	102.7	96.0
Commitments and Contingencies (see Note 6)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 31.4, 32.5, and 32.8 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	630.6	627.0	626.9
Accumulated other comprehensive income (loss)	(53.1)	(45.4)	(42.7)
Retained earnings	966.4	976.5	929.5
Treasury stock, at cost: 11.5, 10.4 and 10.1 shares, respectively	(395.9)	(341.5)	(330.3)
Total stockholders’ equity of Scholastic Corporation	1,148.4	1,217.0	1,183.8
Noncontrolling interest	1.5	1.4	1.5
Total stockholders’ equity	1,149.9	1,218.4	1,185.3
Total liabilities and stockholders’ equity	$1,877.5	$1,940.8	$1,940.5
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2021	1.7	$0.0	32.7	$0.4	$626.5	$(34.7)	$916.4	$(327.8)	$1,180.8	$1.5	$1,182.3
Net Income (loss)	—	—	—	—	—	—	(24.2)	—	(24.2)	(0.2)	(24.4)
Foreign currency translation adjustment	—	—	—	—	—	(5.8)	—	—	(5.8)	—	(5.8)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5	—	0.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.9)	—	—	1.5	0.6	—	0.6
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Balance at August 31, 2021	1.7	$0.0	32.8	$0.4	$627.6	$(40.4)	$887.0	$(326.3)	$1,148.3	$1.3	$1,149.6
Net Income (loss)	—	—	—	—	—	—	68.3	—	68.3	0.1	68.4
Foreign currency translation adjustment	—	—	—	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Pension and post-retirement adjustments (net of tax of $(0.1))	—	—	—	—	—	0.5	—	—	0.5	—	0.5
Stock-based compensation	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.5	—	—	—	2.5	—	2.5
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.2	—	(8.0)	—	—	8.0	—	—	—
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Other (noncontrolling interest)	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at November 30, 2021	1.7	$0.0	32.9	$0.4	$625.1	$(44.3)	$950.1	$(322.5)	$1,208.8	$1.2	$1,210.0
Net Income (loss)	—	—	—	—	—	—	(15.3)	—	(15.3)	0.2	(15.1)
Foreign currency translation adjustment	—	—	—	—	—	1.6	—	—	1.6	—	1.6
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.0	—	—	—	—	—
Stock-based compensation	—	—	—	—	1.6	—	—	—	1.6	—	1.6
Proceeds pursuant to stock-based compensation plans	—	—	—	—	7.3	—	—	—	7.3	—	7.3
Purchases of treasury stock at cost	—	—	(0.4)	—	—	—	—	(15.4)	(15.4)	—	(15.4)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(7.1)	—	—	7.6	0.5	—	0.5
Dividends ($0.15 per share)	—	—	—	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Other (noncontrolling interest)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance at February 28, 2022	1.7	$0.0	32.8	$0.4	$626.9	$(42.7)	$929.5	$(330.3)	$1,183.8	$1.5	$1,185.3

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2022	1.7	$0.0	32.5	$0.4	$627.0	$(45.4)	$976.5	$(341.5)	$1,217.0	$1.4	$1,218.4
Net Income (loss)	—	—	—	—	—	—	(45.5)	—	(45.5)	0.1	(45.4)
Foreign currency translation adjustment	—	—	—	—	—	(9.6)	—	—	(9.6)	—	(9.6)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.0	—	—	0.0	—	0.0
Stock-based compensation	—	—	—	—	1.7	—	—	—	1.7	—	1.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	11.6	—	—	—	11.6	—	11.6
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(10.8)	—	—	12.4	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.9)	—	(6.9)	—	(6.9)
Balance at August 31, 2022	1.7	$0.0	32.7	$0.4	$629.5	$(55.0)	$924.1	$(334.2)	$1,164.8	$1.5	$1,166.3
Net Income (loss)	—	—	—	—	—	—	75.3	—	75.3	0.1	75.4
Foreign currency translation adjustment	—	—	—	—	—	3.0	—	—	3.0	—	3.0
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	4.2	—	—	—	4.2	—	4.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Purchases of treasury stock at cost	—	—	(0.6)	—	—	—	—	(26.0)	(26.0)	—	(26.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(6.2)	—	—	7.0	0.8	—	0.8
Dividends ($0.20 per share)	—	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Balance at November 30, 2022	1.7	$0.0	32.4	$0.4	$629.0	$(52.1)	$992.4	$(353.2)	$1,216.5	$1.6	$1,218.1
Net Income (loss)	—	—	—		—	—	(19.2)	—	(19.2)	(0.1)	(19.3)
Foreign currency translation adjustment	—	—	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.0	—	—	0.0	—	0.0
Stock-based compensation	—	—	—	—	2.3	—	—	—	2.3	—	2.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	3.1	—	—	—	3.1	—	3.1
Purchases of treasury stock at cost	—	—	(1.1)	—	—	—	—	(46.9)	(46.9)	—	(46.9)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(3.8)	—	—	4.2	0.4	—	0.4
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.8)	—	(6.8)	—	(6.8)
Balance at February 28, 2023	1.7	$0.0	31.4	$0.4	$630.6	$(53.1)	$966.4	$(395.9)	$1,148.4	$1.5	$1,149.9
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28,	February 28,
	2023	2022
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$10.6	$28.8
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	1.8	8.5
Provision for losses on inventory	15.2	12.7
Provision for losses on royalty advances	2.6	2.6
Amortization of prepublication costs	18.5	19.9
Depreciation and amortization	48.3	49.0
Amortization of pension and postretirement plans	(0.3)	(0.0)
Deferred income taxes	(0.4)	(0.3)
Stock-based compensation	8.2	6.1
Income from equity-method investments	(1.5)	(1.6)
(Gain) loss on sale of assets	—	(6.2)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	32.9	(43.4)
Inventories	(105.4)	(46.2)
Prepaid expenses and other current assets	(2.9)	(25.8)
Income tax receivable	(1.8)	65.8
Royalty advances	(13.4)	(12.5)
Accounts payable	(2.7)	37.2
Accrued income taxes	(1.1)	1.1
Accrued royalties	22.8	39.5
Deferred revenue	31.0	78.4
Other accrued expenses	(30.5)	(19.4)
Other, net	(3.0)	(15.7)
Net cash provided by (used in) operating activities	28.9	178.5

Cash flows - investing activities:
Prepublication expenditures	(17.8)	(13.0)
Additions to property, plant and equipment	(36.8)	(28.0)
Net proceeds from sale of assets	—	10.4
Other investment and acquisition-related payments	(10.7)	0.1
Net cash provided by (used in) investing activities	(65.3)	(30.5)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	2.5	2.4
Repayments of lines of credit, credit agreement and revolving loan	(3.6)	(178.2)
Repayment of capital lease obligations	(1.7)	(1.7)
Reacquisition of common stock	(75.9)	(19.5)
Proceeds pursuant to stock-based compensation plans	18.4	9.6
Payment of dividends	(18.9)	(15.5)
Other	(0.1)	—
Net cash provided by (used in) financing activities	(79.3)	(202.9)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(2.7)

Net increase (decrease) in cash and cash equivalents	(117.8)	(57.6)
Cash and cash equivalents at beginning of period	316.6	366.5
Cash and cash equivalents at end of period	$198.8	$308.9
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

Sale of Long-lived Assets

There were no sales of long-lived assets during the second and third quarters of fiscal 2023. Refer to Note 4, Asset Write Down and Sale, for details regarding the disposition of the direct sales business in Asia completed during the first quarter of fiscal 2023.

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

New Accounting Pronouncements

In December 2022, ASU No. 2022-6, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date for Topic 848" was issued. Refer to the Current Fiscal Year Adoptions section below for further details. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

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

ASU No. 2020-4 and ASU No. 2022-6
In March 2020, the FASB issued ASU No. 2020-4, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-4), and in December 2022, the FASB issued ASU No. 2022-6, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date for Topic 848" (ASU 2022-6). ASU 2020-4 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance is elective and applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2022-6 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. During the third quarter of fiscal 2023, the Company adopted the expedient in accounting for the amendments to the Company's Credit Agreement which were made as a result of the replacement of LIBOR as a reference rate. Refer to Note 5, Debt, for further details regarding the interest

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
rate effected by these amendments, which will be applied prospectively. The adoption of these ASUs did not have a material impact to the Company's Condensed Consolidated Financial Statements.

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended		Nine months ended
	February 28,		February 28,
	2023	2022	2023	2022
Book Clubs - U.S.	$27.7	$40.5	$91.6	$99.2
Book Fairs - U.S.	103.5	76.0	372.6	268.2
Trade - U.S.	64.8	77.1	248.9	266.6
Trade - International(1)	8.0	7.4	33.9	35.3
Total Children's Book Publishing and Distribution	$204.0	$201.0	$747.0	$669.3

Education Solutions - U.S.	$70.0	$77.2	$223.2	$236.8
Total Education Solutions	$70.0	$77.2	$223.2	$236.8

International - Major Markets(2)	$41.3	$48.8	$171.8	$175.1
International - Other Markets(3)	9.6	17.5	33.7	47.3
Total International	$50.9	$66.3	$205.5	$222.4
Total Revenues	$324.9	$344.5	$1,175.7	$1,128.5
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.

Estimated Returns

A liability for expected returns of $44.8, $42.2, and $48.8 is recorded within Other accrued expenses as of February 28, 2023, May 31, 2022, and February 28, 2022, respectively. In addition, a return asset of $3.5, $5.3, and $4.5 is recorded within Prepaid expenses and other current assets as of February 28, 2023, May 31, 2022, and February 28, 2022, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue

The following table presents further detail regarding the Company's deferred revenue balance as of the dates indicated:

	February 28, 2023	May 31, 2022	February 28, 2022
Book fairs incentive credits	$105.2	$100.1	$82.7
Magazines+ subscriptions	30.7	4.5	30.4
U.S. digital subscriptions	25.2	19.5	18.2
U.S. education-related(1)	13.5	13.6	12.5
Media-related	4.4	15.8	11.6
Stored value cards	14.8	9.4	8.8
Other(2)	9.2	9.9	12.6
Total deferred revenue	$203.0	$172.8	$176.8
(1) Primarily includes deferred revenue related to contracts with school districts and professional services.
(2) Primarily includes deferred revenue related to various international products and services.

The Company's deferred revenue consists of contract liabilities for advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Condensed Consolidated Balance

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $45.9 and $126.2 for the three and nine months ended February 28, 2023, respectively, and $21.2 and $64.4 for the three and nine months ended February 28, 2022, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2022	$25.9
Provision (benefit)	(1.5)
Write-offs and other	(7.0)
Balance as of August 31, 2022	$17.4
Provision (benefit)	2.8
Write-offs and other	(2.8)
Balance as of November 30, 2022	$17.4
Provision (benefit)	0.5
Write-offs and other	(0.9)
Balance as of February 28, 2023	$17.0

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table sets forth the Company's revenue and operating income (loss) by segment for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,
	2023	2022	2023	2022
Revenues
Children's Book Publishing and Distribution	$204.0	$201.0	$747.0	$669.3
Education Solutions	70.0	77.2	223.2	236.8
International	50.9	66.3	205.5	222.4
Total	$324.9	$344.5	$1,175.7	$1,128.5

Operating income (loss)
Children's Book Publishing and Distribution	$1.9	$5.0	$85.0	$68.5
Education Solutions	0.7	13.1	3.4	36.0
International	(9.0)	(5.0)	(5.8)	2.0
Overhead (1)	(21.3)	(32.6)	(68.3)	(74.6)
Total	$(27.7)	$(19.5)	$14.3	$31.9
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

5. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	February 28, 2023	May 31, 2022	February 28, 2022
US Revolving Credit Agreement	$—	$—	$—
Unsecured lines of credit	5.2	6.5	6.8
UK Loans	—	—	6.9
Total debt	$5.2	$6.5	$13.7
Less lines of credit, short-term debt and current portion of long-term debt	(5.2)	(6.5)	(13.7)
Total long-term debt	$—	$—	$—

The Company's debt obligations as of February 28, 2023 have maturities of one year or less.

US Credit Agreement

On October 27, 2021, Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., entered into an amended and restated 5-year credit agreement with a syndicate of banks and Bank of America, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $300.0 unsecured revolving credit facility and allows the Company to borrow, repay or prepay and reborrow at any time prior to the October 27, 2026 maturity date. The Credit Agreement also provides an unlimited basket for permitted payments of dividends and other distributions in respect of capital stock so long as the Corporation’s pro forma Consolidated Net Leverage Ratio, as defined, is not in excess of 2.75:1.

On February 28, 2023, the Company entered into the First and Second Amendments to the Credit Agreement with the lenders from time to time party thereto, Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents and Bank of America, N.A., as administrative agent (collectively the "Amendments"). The Amendments, among other things, (i) adjusted the credit spread adjustment for SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) to 0.10% (10 basis points) and (ii) transitioned the reference rate under the Credit Agreement for borrowings from LIBOR (the London interbank offered rate) to SOFR, together with various other conforming changes to accommodate such replacement.

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
- or -
•a Eurodollar Rate equal to SOFR (Daily Simple or Term), plus a SOFR adjustment of 0.10% per annum and an applicable margin ranging from 1.35% to 1.75%, as determined by the Company’s prevailing Consolidated Leverage Ratio.

As of February 28, 2023, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on Eurodollar Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% per annum to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of February 28, 2023, the commitment fee rate was 0.20%.

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
As of February 28, 2023, the Company had no outstanding borrowings under the Credit Agreement.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At February 28, 2023, the Company had open standby letters of credit totaling $4.1 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.7 under the domestic credit lines discussed below.

UK Loan Agreements

On January 24, 2020, Scholastic Limited UK entered into a term loan facility to fund the construction of the new UK facility in Warwickshire. The term loan facility was repaid and closed on March 31, 2022. As of February 28, 2022, the Company had $4.2 outstanding on the loan.

On September 23, 2019, Scholastic Limited UK entered into a term loan agreement to borrow £2.0 to fund a land purchase in connection with the construction of the new UK facility in Warwickshire. The loan agreement was repaid and closed on May 12, 2022. As of February 28, 2022, the Company had $2.7 outstanding on the loan.

Lines of Credit

As of February 28, 2023, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of February 28, 2023, May 31, 2022 and February 28, 2022. As of February 28, 2023, availability under these unsecured money market bid rate credit lines totaled $6.3. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2023, the Company had various local currency international credit lines totaling $24.3 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $5.2 at February 28, 2023 at a weighted average interest rate of 5.0%, $6.5 at May 31, 2022 at a weighted average interest rate of 5.4%, and $6.8 at February 28, 2022 at a weighted average interest rate of 5.1%. As of February 28, 2023, the amounts available under these facilities totaled $19.1. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

During the third quarter of fiscal 2023, the Company received $5.0 in recoveries from its insurance programs related to photo litigation settlements accrued and paid in prior periods. The recoveries were recognized as an offset to the legal settlements and reflected in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations for the quarter ended February 28, 2023.

During the first quarter of fiscal 2022, the Company received $6.6 in recoveries from its insurance programs related to an intellectual property legal settlement, which was accrued in fiscal 2021. The recoveries were recognized as an offset to the legal settlement and reflected in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations for the quarter ended February 28, 2022. While the Company expects to receive additional recoveries from its insurance programs, it is premature to determine with any level of probability or accuracy the amount of those recoveries at this time.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
7. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,
	2023	2022	2023	2022
Net income (loss) attributable to Class A and Common Stockholders	$(19.2)	$(15.3)	$10.6	$28.6
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	33.7	34.6	34.2	34.6
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	—	—	0.9	1.0
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	33.7	34.6	35.1	35.6
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(0.57)	$(0.44)	$0.31	$0.83
Diluted	$(0.57)	$(0.44)	$0.30	$0.80
Anti-dilutive shares pursuant to stock-based compensation plans	0.7	0.8	0.6	1.8

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 28, 2023	February 28, 2022
Options outstanding pursuant to stock-based compensation plans (in millions)	3.3	4.6

As of February 28, 2023, $28.2 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 13, Treasury Stock, and Note 20, Subsequent Events, for a more complete description of the Company’s share buy-back program.

8. ACQUISITIONS

On September 1, 2022, the Company acquired 100% of the share capital of Learning Ovations, Inc., a U.S.-based education technology business and developer of a literacy assessment and instructional system, for $11.1, net of cash acquired. The Company accounted for the acquisition as a business combination under the acquisition method of accounting. Fair values were assigned to the assets and liabilities acquired, including cash, receivables, and technology/know-how. The receivables acquired had a fair value of $0.1 and have been substantially collected as of February 28, 2023. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the technology/know-how using a discount rate of 17.5% to account for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs. The fair values of the net assets were $4.2 which included $4.1 of amortizable intangible assets attributable to the technology/know-how. This acquisition resulted in $7.0 of goodwill that was assigned to the Company's Education Solutions segment and is not deductible for tax purposes. The results of operations of this business subsequent to the acquisition are included in the Education Solutions segment. The transaction was not determined to be material to the Company's results and therefore pro forma financial information is not presented.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	February 28, 2023	May 31, 2022	February 28, 2022
Gross beginning balance	$164.9	$165.9	$165.9
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$125.3	$126.3	$126.3
Additions	7.0	—	—
Foreign currency translation	(0.4)	(1.0)	(0.6)
Ending balance	$131.9	$125.3	$125.7

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

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	February 28, 2023	May 31, 2022	February 28, 2022
Beginning balance - Other intangibles subject to amortization	$6.0	$8.4	$8.4
Additions	4.1	—	—
Amortization expense	(1.7)	(2.0)	(1.5)
Foreign currency translation	(0.1)	(0.4)	(0.2)
Total other intangibles subject to amortization, net of accumulated amortization of $36.0, $34.3 and $33.8, respectively	$8.3	$6.0	$6.7
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$10.4	$8.1	$8.8

In the second quarter of fiscal 2023, the Company acquired Learning Ovations, Inc., a U.S.-based education technology business, which resulted in the recognition of $4.1 of amortizable intangible assets. These intangible assets will be amortized over the estimated useful life of 7 years. Refer to Note 8, Acquisitions, for further details regarding the acquisition.

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 5.2 years.

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

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	February 28, 2023	May 31, 2022	February 28, 2022	Segment
Equity method investments	$31.1	$31.0	$34.0	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$37.1	$37.0	$40.0

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

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $0.2 and less than $0.1 for the three months ended February 28, 2023 and February 28, 2022, respectively, and $1.5 and $1.6 for the nine months ended February 28, 2023 and February 28, 2022, respectively.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	February 28,		February 28,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Interest cost	$0.3	$0.2	$0.1	$0.0
Expected return on assets	(0.4)	(0.3)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.3)	(0.2)
Amortization of net actuarial (gain) loss	0.2	0.2	—	—
Total	$0.1	$0.1	$(0.2)	$(0.2)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	UK Pension Plan		US Postretirement Benefits
	Nine months ended		Nine months ended
	February 28,		February 28,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Interest cost	$0.8	$0.7	$0.3	$0.1
Expected return on assets	(1.0)	(0.9)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.7)	(0.6)
Amortization of net actuarial (gain) loss	0.4	0.6	—	—
Total	$0.2	$0.4	$(0.4)	$(0.5)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the nine months ended February 28, 2023, the Company contributed $0.9 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.1 to the UK Pension Plan for the fiscal year ending May 31, 2023.

12. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,
	2023	2022	2023	2022
Stock option expense	$0.7	$0.6	$3.7	$3.1
Restricted stock unit expense	1.4	0.9	3.7	2.5
Management stock purchase plan	0.1	0.0	0.5	0.3
Employee stock purchase plan	0.1	0.1	0.3	0.2
Total stock-based compensation expense	$2.3	$1.6	$8.2	$6.1

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,
	2023	2022	2023	2022
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.3	0.7	0.6

13. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The table below represents the Board authorization at the dates indicated:

Authorization	Amount
March 2020	50.0
December 2022	48.8
Total current Board authorizations	$98.8
Less repurchases made under these authorizations	$(70.6)
Remaining Board authorization at February 28, 2023	$28.2

Remaining Board authorization at February 28, 2023 represents the amount remaining under the current $48.8 Board authorization for Common share repurchases announced on December 14, 2022, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 20, Subsequent Events, for additional Board authorization for Common share repurchases.

Pursuant to a Board authorization on October 19, 2022, the Company commenced a modified Dutch auction tender offer on October 25, 2022, which expired on November 22, 2022. Pursuant to this offer, the Company purchased 533,793 of its common shares at a price of $40.00 per share for a total cost of $23.3, including related fees and expenses. The common shares purchased represented approximately 1.6% of the common shares outstanding as of November 21, 2022. The Company funded the purchase of the shares in the tender offer using cash on hand.

Repurchases of the Company's Common Stock were $46.9 and $78.0 during the three and nine months ended February 28, 2023, respectively, which included shares repurchased through the modified Dutch auction tender offer. The Company's repurchase program may be suspended at any time without prior notice.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended February 28, 2023
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2022	$(51.2)	$(0.9)	$(52.1)
Other comprehensive income (loss) before reclassifications	(1.0)	—	(1.0)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.2)	(0.2)
Other comprehensive income (loss)	(1.0)	0.0	(1.0)
Ending balance at February 28, 2023	$(52.2)	$(0.9)	$(53.1)

	Three months ended February 28, 2022
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2021	$(40.3)	$(4.0)	$(44.3)
Other comprehensive income (loss) before reclassifications (net of tax of $0.0)	1.6	—	1.6
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service (credit) cost (net of tax of $0.0)	—	(0.2)	(0.2)
Other comprehensive income (loss)	1.6	0.0	1.6
Ending balance at February 28, 2022	$(38.7)	$(4.0)	$(42.7)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Nine months ended February 28, 2023
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2022	$(44.6)	$(0.8)	$(45.4)
Other comprehensive income (loss) before reclassifications	(7.6)	—	(7.6)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service (credit) cost (net of tax of $0.2)	—	(0.5)	(0.5)
Other comprehensive income (loss)	(7.6)	(0.1)	(7.7)
Ending balance at February 28, 2023	$(52.2)	$(0.9)	$(53.1)

	Nine months ended February 28, 2022
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2021	$(30.1)	$(4.6)	$(34.7)
Other comprehensive income (loss) before reclassifications (net of tax of $(0.1))	(8.6)	0.5	(8.1)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.6	0.6
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.5)	(0.5)
Other comprehensive income (loss)	(8.6)	0.6	(8.0)
Ending balance at February 28, 2022	$(38.7)	$(4.0)	$(42.7)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended		Condensed Consolidated Statements of Operations line item
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
Employee benefit plans:
Amortization of net actuarial loss	$0.2	$0.2	$0.4	$0.6	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.3)	(0.2)	(0.7)	(0.6)	Other components of net periodic benefit (cost)
Less: Tax effect	0.1	0.0	0.2	0.1	Provision (benefit) for income taxes
Total cost, net of tax	$0.0	$0.0	$(0.1)	$0.1

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

16. INCOME TAXES AND OTHER TAXES

Tax Legislation Updates

In response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which, among other things, included provisions related to the carry back of net operating losses and the Employee Retention Credit. The Company applied these provisions as applicable. During the first quarter of fiscal 2022, the Company received a federal tax refund of $63.1 primarily related to the carry back of net operating losses generated in the U.S. In fiscal 2021, the Company applied for employee retention credits in the U.S. and the related receivable was $9.3 as of February 28, 2023.

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

The Company's interim effective tax rate, inclusive of discrete items, for the three and nine month periods ended February 28, 2023 was 26.3% and 36.3%, respectively, compared to 23.7% and 19.7%, respectively, for the prior fiscal year period. The interim effective tax rate for the nine months ended February 28, 2023 varied from the prior fiscal year period primarily due to a GILTI inclusion in the period ended February 28, 2023 and the release of reserves related to the IRS examination recognized in the prior period. The interim effective tax rate for the nine months ended February 28, 2023 varied from the statutory rate due to tax shortfalls related to vested option cancellations in the first quarter of fiscal 2023.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company was previously under audit for the fiscal 2015 through fiscal 2020 tax years and the examination was completed in the second quarter of fiscal 2023 with no impact to the financial results. During the third quarter of fiscal 2023, the Company received a federal tax refund of $9.8, inclusive of interest, which was released due to the completion of the IRS examination. As of February 28, 2023, there was approximately $11.9 in receivables from the IRS related to the years previously under audit included in Income tax receivable in the Company’s Condensed Consolidated Balance Sheet as of that date.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. The Company assesses sales tax contingencies for each jurisdiction in which it operates, considering all relevant facts including statutes, regulations, case law and experience. Where a sales tax liability with respect to a jurisdiction is probable and can be reliably estimated for such jurisdiction, the Company has made accruals for these matters which are reflected in the Company’s Condensed Consolidated Financial Statements. These amounts are included in the Financial Statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals. During the third quarter of fiscal 2023, the Company recognized a benefit of $1.8 related to a favorable settlement of certain legacy sales tax matters.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of February 28, 2023 and February 28, 2022 were $22.8 and $21.9, respectively. A net unrealized gain of $0.6 and $0.3 were recognized for the nine months ended February 28, 2023 and February 28, 2022, respectively.

18. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	February 28, 2023	May 31, 2022	February 28, 2022
Accrued payroll, payroll taxes and benefits	$31.6	$32.2	$35.3
Accrued bonus and commissions	21.8	44.2	22.5
Returns liability	44.8	42.2	48.8
Accrued other taxes	20.5	26.8	30.2
Accrued advertising and promotions	8.8	10.3	15.1
Other accrued expenses	36.4	37.6	32.9
Total accrued expenses	$163.9	$193.3	$184.8

19. RELATED PARTY TRANSACTIONS

On January 12, 2022, the Company entered into a share repurchase agreement to purchase shares of its common stock from the Estate of M. Richard Robinson, Jr. in a privately negotiated transaction. Pursuant to the repurchase agreement, the Company purchased 300,000 shares of common stock on January 19, 2022 at a price of $40.65 per share, representing an aggregate purchase price of $12.2. The price per share paid represented a 4.2% discount to the closing price of the stock, $42.43, on the date of execution of the repurchase agreement. The repurchase was made pursuant to the Company’s share repurchase program as previously approved by the Board. The aforementioned transaction was approved by the Board upon the recommendation of the Audit Committee.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
20. SUBSEQUENT EVENTS

On March 22, 2023, the Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2023. The dividend is payable on June 15, 2023 to shareholders of record as of the close of business on April 28, 2023.

On March 22, 2023, the Board also authorized an increase of $50.0 for Common share repurchases under the Company's share buy-back program, resulting in a current Board authorization of $75.2, which includes $28.2 remaining from the previous Board authorization less share repurchases of $3.0 subsequent to February 28, 2023.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the third quarter ended February 28, 2023 were $324.9 million, compared to $344.5 million in the prior fiscal year quarter, a decrease of $19.6 million or 6%. The Company reported net loss per diluted share of Class A and Common Stock of $0.57 in the third quarter of fiscal 2023, compared to a net loss per diluted share of $0.44 in the prior fiscal year quarter.

During the third quarter of fiscal 2023, the Company's trade channel continued to be impacted by the softening retail demand for children’s books in the U.S. and major international markets. Despite the foregoing, the Children’s Book Publishing and Distribution segment revenues grew in the quarter with continued strong performance in the book fairs channel reflecting investments in innovation and improved fair experiences since the pandemic, as well as Scholastic’s unique and trusted position in schools. Ongoing delays in school and school districts’ purchasing of instructional materials as they focus on managing staffing shortages and changes to the methods for literacy instruction contributed to lower revenues in Education Solutions. The International segment experienced trends similar to the U.S. markets with lower revenues in the trade channels partially offset by improvements in book fairs sales. Operating loss increased $8.2 million, or 42%, from the prior fiscal year quarter primarily driven by the lower revenues and the continued impact of inflationary pressures on costs, in addition to decreased profit contribution from the Education Solutions segment, which included increased spending on long-term strategic investments.

The Company expects continued improvement in the book fairs businesses around the world, most notably in the U.S. which continues to outperform fiscal 2022 with higher fair count and improved revenue-per-fair. The trade channel will continue to release new titles from bestselling authors, including Dog Man® #11: Twenty Thousand Fleas Under the Sea by Dav Pilkey to be released at the end of March 2023, but expects unfavorable economic trends in the retail book markets to continue to negatively impact the channel both domestically and internationally. The Education Solutions segment will continue to focus on integration efforts related to the Learning Ovations acquisition as well as the upcoming launch of Ready4ReadingTM, a new K-3 phonics program. The segment is preparing for the seasonally important fiscal fourth quarter, although the softness in the education instructional materials market could continue. Internationally, margins are expected to continue to benefit from the disposition of the direct sales business in Asia, which generated losses in the prior period, despite unfavorable economic conditions in the UK and Canada which are expected to continue to impact revenue growth and operating income, together with unfavorable foreign currency translation as the U.S. dollar remains strong. The Company continues to monitor and control discretionary spending which is expected to continue to help mitigate the impact of inflationary pressures on freight and product costs.

Results of Operations

Consolidated

Revenues for the quarter ended February 28, 2023 decreased by $19.6 million to $324.9 million, compared to $344.5 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues increased by $3.0 million, driven by higher book fairs channel revenues resulting from increased fair count and higher revenue per fair, substantially offset by lower trade channel revenues due to the industry-wide decline in the retail market for children's books and lower book clubs channel sales due to the timing of revenues in the prior year and a continued decline in order volumes. In the Education Solutions segment, revenues decreased by $7.2 million primarily due to lower sales of instructional products and programs as a result of purchasing delays by school and district administrators and changes to the methods for literacy instruction. In local currency, the International segment revenues decreased by $11.9 million, primarily driven by lower sales in Asia as a result of the disposition of the direct sales business, coupled with lower trade channel sales, largely in Canada, as a result of the industry-wide decline in retail sales as well as lower book clubs channel revenues in Australia and New Zealand. International segment revenues were impacted by unfavorable foreign exchange of $3.5 million in the quarter ended February 28, 2023.

Revenues for the nine months ended February 28, 2023 increased by $47.2 million to $1,175.7 million, compared to $1,128.5 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues increased by $77.7 million primarily driven by higher book fairs channel revenues resulting from increased fair count, higher revenue per fair and increased redemptions of book fair incentive program credits, partially offset by lower trade channel revenues due to the industry-wide decline in the retail market for

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
children's books and lower book clubs channel sales due to the multi-year trend of lower sponsor participation. In the Education Solutions segment, revenues decreased by $13.6 million primarily driven by lower sales of instructional products and programs due to purchasing delays by school and district administrators and changes to the methods for literacy instruction as well as the shifting of revenues from the fourth quarter of fiscal 2021 due to supply chain constraints at that time into the first quarter of fiscal 2022. In addition, the segment had lower sales of Rising Voices Library® products. This was partially offset by revenues from sponsored programs and increased revenues from traditional classroom book collections. In local currency, the International segment revenues increased by $1.4 million primarily driven by increased revenues in the Company's Major Markets (Canada, UK, Australia and New Zealand) as a result of the continued recovery of the book fairs channel, partially offset by lower revenues in Asia as a result of the disposition of the direct sales business. International segment revenues were impacted by unfavorable foreign exchange of $18.3 million in the nine months ended February 28, 2023.

Components of Cost of goods sold for the three and nine months ended February 28, 2023 and February 28, 2022 are as follows:

	Three months ended				Nine months ended
	February 28,		February 28,		February 28,		February 28,
	2023		2022		2023		2022
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs and inventory reserves	$96.2	29.6%	$93.8	27.2%	$337.2	28.7%	$306.6	27.2%
Royalty costs	24.8	7.6%	30.0	8.7%	97.6	8.3%	102.8	9.1%
Prepublication amortization	6.3	2.0%	6.8	2.0%	19.1	1.6%	20.6	1.8%
Postage, freight, shipping, fulfillment and other	33.8	10.4%	39.0	11.3%	112.1	9.5%	110.9	9.8%
Total	$161.1	49.6%	$169.6	49.2%	$566.0	48.1%	$540.9	47.9%

Cost of goods sold for the quarter ended February 28, 2023 was $161.1 million, or 49.6% of revenues, compared to $169.6 million, or 49.2% of revenues, in the prior fiscal year quarter. Cost of goods sold for the nine months ended February 28, 2023 was $566.0 million, or 48.1% of revenues, compared to $540.9 million, or 47.9% of revenues, in the prior fiscal year period. Cost of goods sold continued to be impacted by inflationary pressures which resulted in increased product costs due to higher print and inbound freight costs, substantially offset by lower royalty costs driven by the increased sales volume in the book fairs channel, which traditionally has a higher mix of non-royalty bearing titles. In addition, the Education Solutions segment recognized higher inventory reserves due to lower utilization of aged inventory. Favorable postage, freight, shipping and fulfillment costs as a percentage of revenue were driven by improved efficiencies at the Company's centralized distribution facility in Missouri which resulted in more units per shipment and fewer shipments to fulfill orders. During fiscal 2023, the Company purchased a substantial amount of inventory at higher costs to mitigate long lead times and these higher costs will be reflected in Cost of goods sold and impact margins in the fourth quarter of fiscal 2023.

Selling, general and administrative expenses for the quarter ended February 28, 2023 decreased to $178.0 million, compared to $180.8 million in the prior fiscal year quarter. The $2.8 million decrease was primarily attributable to overall lower costs in Asia as a result of the disposition of the direct sales business, a COVID-related governmental employee retention credit recognized in the book fairs channel in the quarter ended February 28, 2023 and lower severance expense from the Company's restructuring programs of $2.5 million. In addition, the Company received and recognized insurance recoveries of $5.0 million in the quarter ended February 28, 2023 related to photo litigation settlements paid in prior periods and also recognized a benefit related to the favorable settlement of certain legacy sales tax matters. The decrease was partially offset by increased labor costs, largely in the book fairs channel to support the increased fair count and in connection with the digital literacy platform integration efforts related to the Learning Ovations acquisition and the upcoming launch of Ready4Reading, in addition to increased marketing expenses in the book fairs channel associated with the increased fair count.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Selling, general and administrative expenses for the nine months ended February 28, 2023 increased to $554.4 million, compared to $512.7 million in the prior fiscal year period. The $41.7 million increase was primarily attributable to higher employee-related costs, largely in the book fairs channel to support the increased fair count, coupled with the investment in the Education Solutions segment which included digital literacy platform integration efforts related to the Learning Ovations acquisition and the upcoming launch of Ready4Reading. The increase was also driven by the $6.6 million of insurance recoveries received in the period ended February 28, 2022 related to the intellectual property legal settlement accrued in fiscal 2021 and higher marketing costs associated with sponsored programs. Partially offsetting this increase, the Company incurred lower severance expense from its restructuring programs of $5.7 million, recognized a COVID-related governmental employee retention credit in the book fairs channel in the period ended February 28, 2023 and incurred overall lower costs in Asia during the period ended February 28, 2023 as a result of the disposition of the direct sales business. The Company also received and recognized insurance recoveries of $5.0 million in the period ended February 28, 2023 related to photo litigation settlements paid in prior periods and recognized a benefit related to the favorable settlement of certain legacy sales tax matters.

Depreciation and amortization expenses in the three and nine months ended February 28, 2023 were $13.5 million and $41.0 million, respectively, compared to $13.6 million and $43.0 million, respectively, in the prior fiscal year period. The decrease in depreciation and amortization expenses in the three and nine months ended February 28, 2023 was primarily attributable to a shift towards spending on cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses rather than Depreciation and amortization. Amortization related to cloud computing arrangements increased $0.1 million and $1.8 million for the three and nine months ended February 28, 2023, respectively, when compared to the prior period which substantially offset the decrease in Depreciation and amortization as there were no significant assets placed into service during the period ended February 28, 2023. Management expects the Company to continue to utilize more cloud-based software tools.

Interest income in the three and nine months ended February 28, 2023 was $1.7 million and $3.4 million, respectively, compared to less than $0.1 million and $0.4 million, respectively, in the prior fiscal year period. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

Interest expense in the three and nine months ended February 28, 2023 was $0.3 million and $1.1 million, respectively, compared to $0.4 million and $2.6 million, respectively, in the prior fiscal year period. The decrease in interest expense was due to lower average debt borrowings as compared to the prior fiscal year period as the outstanding borrowings on the U.S. credit agreement were paid down during fiscal 2022, resulting in no outstanding borrowings as of the beginning of fiscal 2023.

Gain (loss) on sale of assets and other in the nine months ended February 28, 2022 was $6.2 million. In the prior year period, the Company sold a facility, which included office and warehouse space, located in Lake Mary, Florida, as part of an initiative to rightsize its real estate footprint to reduce occupancy costs, which resulted in a gain on sale.

The Company's interim effective tax rate, inclusive of discrete items, for the three and nine months ended February 28, 2023 was 26.3% and 36.3%, respectively, compared to 23.7% and 19.7%, respectively, for the prior fiscal year periods. The interim effective tax rate for the nine months ended February 28, 2023 varied from the prior fiscal year period primarily due to a GILTI inclusion in the period ended February 28, 2023 and the release of reserves related to the IRS examination recognized in the prior period. The interim effective tax rate for the nine months ended February 28, 2023 varied from the statutory rate due to tax shortfalls related to vested option cancellations in the first quarter of fiscal 2023.

Net loss attributable to Scholastic Corporation for the quarter ended February 28, 2023 increased by $3.9 million to $19.2 million, compared to $15.3 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $0.57 and $0.57, respectively, for the fiscal quarter ended February 28, 2023, compared to $0.44 and $0.44, respectively, in the prior fiscal year quarter.

Net income attributable to Scholastic Corporation for the nine months ended February 28, 2023 decreased by $18.2 million to $10.6 million, compared to $28.8 million in the prior fiscal year period. Earnings per basic and diluted share of Class A and Common Stock was $0.31 and $0.30, respectively, for the nine months ended February 28, 2023, compared to $0.83 and $0.80, respectively, in the prior fiscal year period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Net loss attributable to noncontrolling interest for the quarter ended February 28, 2023 was $0.1 million compared to Net income attributable to noncontrolling interest of $0.2 million in the prior fiscal year quarter. Net income attributable to noncontrolling interest for the nine months ended February 28, 2023 and February 28, 2022 was $0.1 million.

Children’s Book Publishing and Distribution

	Three months ended February 28,				Nine months ended February 28,
			$	%			$	%
($ amounts in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Revenues	$204.0	$201.0	$3.0	1.5%	$747.0	$669.3	$77.7	11.6%
Cost of goods sold	103.7	102.5	1.2	1.2%	361.4	325.4	36.0	11.1%
Other operating expenses (1)	98.4	93.5	4.9	5.2%	300.6	275.4	25.2	9.2%
Operating income (loss)	$1.9	$5.0	$(3.1)	(62.0)%	$85.0	$68.5	$16.5	24.1%
Operating margin	0.9%	2.5%			11.4%	10.2%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2023 increased by $3.0 million to $204.0 million, compared to $201.0 million in the prior fiscal year quarter. The increase in segment revenues was driven by higher book fairs channel revenues of $27.5 million, partially offset by lower revenues in the book clubs and trade channels of $12.8 million and $11.7 million, respectively. The improvement in the book fairs channel resulted from increased fair count, coupled with higher revenue per fair and increased redemptions of book fair incentive program credits. In the book clubs channel, decreased revenues resulted from the timing of revenues in the prior year, in which the discrete systems issue in the second quarter caused a backlog and shifted approximately $18 million of revenues into the third quarter of the prior fiscal year, coupled with a continued decline in order volumes. The trade channel continued to be impacted by the industry-wide decline in retail market sales, contributing to lower backlist sales as compared to the prior fiscal year quarter. In the quarter ended February 28, 2023, the trade channel released several new bestselling titles including Wings of FireTM GraphixTM #6: Moon Rising, The Baby-sitters Club® GraphixTM #13: Mary Anne’s Bad Luck Mystery and Nick and Charlie, a HeartstopperTM novella, and benefited from increased media revenue as the Company continued to deliver episodes associated with the production of the animated series "Eva the Owlet"TM as well as increased sales in the Make Believe IdeasTM business.

Revenues for the nine months ended February 28, 2023 increased by $77.7 million to $747.0 million, compared to $669.3 million in the prior fiscal year period. The increase in segment revenues was driven by higher book fairs channel revenues of $104.4 million resulting from increased fair count, which continued to trend at 85% of pre-pandemic levels compared to 70% in the prior fiscal year period, coupled with higher revenue per fair and increased redemptions of book fair incentive program credits. Partially offsetting the improvement in the book fairs channel, the book clubs and trade channels experienced lower revenues of $7.6 million and $19.1 million, respectively. In the book clubs channel, decreased revenues resulted from the multi-year trend of lower sponsor participation and fewer events held in the period ended February 28, 2023. The trade channel was impacted by the industry-wide decline in retail market sales, coupled with the prior fiscal year period release of The Christmas Pig by J.K. Rowling and limited edition foil cover versions of titles in the Dog Man® series. In the period ended February 28, 2023, the trade channel released new titles in its bestselling series including the illustrated edition of Harry Potter and the Order of the Phoenix, Cat Kid Comic Club®: Collaborations by Dav Pilkey and Wings of FireTM GraphixTM #6: Moon Rising, and benefited from increased media revenue as the Company continued to deliver episodes associated with the production of the animated series "Eva the Owlet"TM. The unfavorable economic trends in the retail book markets could continue to negatively impact the trade channel.

Cost of goods sold for the quarter ended February 28, 2023 was $103.7 million, or 50.8% of revenues, compared to $102.5 million, or 51.0% of revenues, in the prior fiscal year quarter. Cost of goods sold for the nine months ended February 28, 2023 was $361.4, or 48.4% of revenues, compared to $325.4, or 48.6% of revenues, in the prior fiscal year period. The segment benefited from lower royalty costs as a percentage of revenues driven by the increased sales volume in the book fairs channel, which traditionally has a higher mix of non-royalty bearing titles, substantially offset by increased product costs due to higher print and inbound freight costs which continue to be impacted by inflationary pressures.

Other operating expenses for the quarter ended February 28, 2023 increased to $98.4 million, compared to $93.5 million in the prior fiscal year quarter. Other operating expenses increased $4.9 million primarily driven by higher marketing expenses in the book fairs channel associated with the increased fair count. In addition,

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
increased labor costs, largely in the book fairs channel to support the increased fair count, were partially offset by a COVID-related governmental employee retention credit recognized in the quarter ended February 28, 2023.

Other operating expenses for the nine months ended February 28, 2023 increased to $300.6 million, compared to $275.4 million in the prior fiscal year period. Other operating expenses increased $25.2 million primarily attributable to increased labor costs, largely in the book fairs channel to support the increased fair count, which is expected to continue to trend higher during the remainder of fiscal 2023. The higher labor costs were partially offset by a COVID-related governmental employee retention credit recognized in the quarter ended February 28, 2023. In addition, the book fairs channel incurred higher fuel charges, marketing expenses and bank fees as a result of the increased fair count as well as increased rent for warehouse space.

Segment operating income for the quarter ended February 28, 2023 was $1.9 million, compared to $5.0 million in the prior fiscal year quarter. The $3.1 million decrease in operating income was attributable to the rising costs associated with freight, paper and labor, which continue to be impacted by inflationary pressures. In addition, increased margins from the book fairs channel were offset by lower revenues in the trade and book clubs channels.

Segment operating income for the nine months ended February 28, 2023 was $85.0 million, compared to $68.5 million in the prior fiscal year period. The $16.5 million increase in operating income was driven by higher revenues from the book fairs channel as fair count and revenue per fair continued to exceed the prior period, partially offset by the rising costs associated with freight, paper, labor and fuel, which continue to be impacted by inflationary pressures. In addition, increased margins from the book fairs channel were offset by lower revenues in the trade and book clubs channels.

Education Solutions

	Three months ended February 28,				Nine months ended February 28,
			$	%			$	%
($ amounts in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Revenues	$70.0	$77.2	$(7.2)	(9.3)%	$223.2	$236.8	$(13.6)	(5.7)%
Cost of goods sold	25.8	26.1	(0.3)	(1.1)%	84.8	86.4	(1.6)	(1.9)%
Other operating expenses (1)	43.5	38.0	5.5	14.5%	135.0	114.4	20.6	18.0%
Operating income (loss)	$0.7	$13.1	$(12.4)	(94.7)%	$3.4	$36.0	$(32.6)	(90.6)%
Operating margin	1.0%	17.0%			1.5%	15.2%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2023 decreased by $7.2 million to $70.0 million, compared to $77.2 million in the prior fiscal year quarter. The decrease in segment revenues was primarily driven by lower sales of instructional products and programs, largely from the Scholastic Bookroom and Guided Reading offerings, which were impacted by purchasing delays and changes to the methods in which schools approach literacy instruction, as well as lower revenues from Scholastic Literacy Partners, a program that partners with mission-driven organizations to support literacy by increasing children's access to books. Partially offsetting this decrease, the segment had increased sales of products from the Scholastic Family and Community Engagement (FACE)TM initiative. Revenues from Magazines+TM, digital subscription products and sponsored programs remained relatively consistent with the prior fiscal year quarter. The delays in school and school districts’ purchasing of instructional materials could continue into the fourth quarter and impact the education channel.

Revenues for the nine months ended February 28, 2023 decreased by $13.6 million to $223.2 million, compared to $236.8 million in the prior fiscal year period. The decrease in segment revenues was largely driven by lower sales of instructional products and programs, primarily early childhood programs, summer learning product offerings, and offerings from the Company's Scholastic Bookroom, Guided Reading and Scholastic Literacy products. A substantial portion of the decrease related to instructional products and programs was due to the timing of revenues in the prior fiscal year period, which benefited from shipments, primarily consisting of summer learning products, that shifted from the fourth quarter of fiscal 2021 due to supply chain constraints at that time. During the fourth quarter of fiscal 2022, orders were shipped more timely with fewer sales shifting into the first quarter of fiscal 2023. Purchasing delays by school and district administrators and changes to the methods in which schools approach literacy instruction also contributed to the lower revenues from

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
instructional products and programs. In addition, the segment had lower sales of Rising Voices Library® products, professional books and teaching resource products. The overall decrease was partially offset by revenues from sponsored programs, which did not commence shipping until the third quarter of the prior fiscal year, and increased revenues from traditional classroom book collections, Grab and Go reading packs and products from the Scholastic Family and Community Engagement (FACE)TM initiative. Revenues from Magazines+ and digital subscription products remained relatively consistent with the prior fiscal year period.

Cost of goods sold for the quarter ended February 28, 2023 was $25.8 million, or 36.9% of revenues, compared to $26.1 million, or 33.8% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to higher inventory reserves due to lower utilization of aged inventory, coupled with increased postage and outbound freight costs as the Company continues to be impacted by inflationary pressures.

Cost of goods sold for the nine months ended February 28, 2023 was $84.8 million, or 38.0% of revenues, compared to $86.4 million, or 36.5% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to the mix of products sold in the period ended February 28, 2023 which had higher product costs, including higher inbound freight costs, in addition to increased postage and outbound freight costs, as the Company continues to be impacted by inflationary pressures. The segment also recognized higher inventory reserves due to lower utilization of aged inventory.

Other operating expenses for the quarter ended February 28, 2023 were $43.5 million, compared to $38.0 million in the prior fiscal year quarter, resulting in an increase of $5.5 million. The increase in Other operating expenses was primarily related to higher employee-related costs associated with digital literacy platform integration efforts related to the Learning Ovations acquisition and the upcoming launch of Ready4Reading.

Other operating expenses for the nine months ended February 28, 2023 increased to $135.0 million, compared to $114.4 million in the prior fiscal year period. Other operating expenses increased $20.6 million primarily due to higher employee-related costs associated with digital literacy platform integration efforts related to the Learning Ovations acquisition and the upcoming launch of Ready4Reading, as well as increased marketing costs associated with sponsored programs. The Company continues to make strategic investments in the long-term go-to-market capabilities of this segment.

Segment operating income for the quarter ended February 28, 2023 was $0.7 million, compared to income of $13.1 million in the prior fiscal year quarter. The $12.4 million decrease was driven by lower sales of instructional products and programs due to purchasing delays by school and district administrators and changes to the methods for literacy instruction. The Company's continued strategic investments in the segment, which included digital literacy platform integration efforts related to the Learning Ovations acquisition and the upcoming launch of Ready4Reading, coupled with the continued impact of inflationary pressures on freight costs and higher inventory reserves also contributed to the overall decrease in operating income.

Segment operating income for the nine months ended February 28, 2023 was $3.4 million, compared to $36.0 million in the prior fiscal year period. The $32.6 million decrease was driven by the decrease in segment revenues, primarily attributable to lower sales of instructional products and programs due to purchasing delays by school and district administrators and changes to the methods for literacy instruction, coupled with the shift of revenues in the prior fiscal year period. In addition, the Company's continued strategic investments in the segment, in addition to the continued impact of inflationary pressures on product costs and freight and higher inventory reserves contributed to the overall decrease in operating income.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
International

	Three months ended February 28,				Nine months ended February 28,
			$	%			$	%
($ amounts in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Revenues	$50.9	$66.3	$(15.4)	(23.2)%	$205.5	$222.4	$(16.9)	(7.6)%
Cost of goods sold	33.7	38.3	(4.6)	(12.0)%	127.0	125.4	1.6	1.3%
Other operating expenses (1)	26.2	33.0	(6.8)	(20.6)%	84.3	95.0	(10.7)	(11.3)%
Operating income (loss)	$(9.0)	$(5.0)	$(4.0)	(80.0)%	$(5.8)	$2.0	$(7.8)	NM
Operating margin	—%	—%			—%	0.9%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 28, 2023 decreased by $15.4 million to $50.9 million, compared to $66.3 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $11.9 million, coupled with an unfavorable foreign exchange impact of $3.5 million. Local currency revenues in Asia decreased $6.6 million primarily attributable to the disposition of the direct sales business, coupled with lower sales from the trade and Asia export channels. In Canada, local currency revenues decreased $2.6 million due to lower trade channel sales as a result of an industry wide decline in retail sales, coupled with lower book clubs sales, which when combined more than offset the continued improvement in the book fairs channel. In Australia and New Zealand, local currency revenues decreased $1.6 million, primarily driven by lower sales in the book clubs and trade channels, while revenues in the book fairs channels remained relatively consistent with the prior fiscal year quarter. In the UK, local currency revenues decreased $0.3 million due to lower sales in the trade channel, which more than offset higher sales in the book fairs channel driven by increased fair count and revenue per fair. Export channel sales also decreased $0.8 million as compared to the prior fiscal year quarter.

Revenues for the nine months ended February 28, 2023 decreased by $16.9 million to $205.5 million, compared to $222.4 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations increased by $1.4 million, which were more than offset by unfavorable foreign exchange of $18.3 million. The increase in segment revenues was primarily driven by increased revenues in the Company's Major Markets. In Australia and New Zealand, local currency revenues increased $10.0 million as a result of increased sales in the trade and book fairs channels as the additional lockdowns imposed by the COVID variant negatively impacted the prior year period. In the UK, local currency revenues increased $2.8 million driven by higher sales in the book fairs channel which benefited from increased fair count and revenue per fair, partially offset by lower sales in the trade channel despite year-over-year revenue growth for the bestselling title HeartstoppersTM by Alice Oseman. In Canada, local currency revenues were relatively consistent with the prior period, increasing $0.2 million. The Canadian book fair channel continued to recover resulting in revenue growth over the prior period, which was substantially offset by lower trade channel sales as a result of an industry wide decline in the retail market, in addition to lower sales in the book clubs channel. The increase in segment revenues from the Company's Major Markets was substantially offset by lower local currency revenues in Asia of $11.5 million primarily attributable to the disposition of the direct sales business as well as lower sales from the Asia export and trade channels. Export channel sales remained relatively consistent with the prior year, decreasing $0.1 million in local currency.

Cost of goods sold for the quarter ended February 28, 2023 was $33.7 million, or 66.2% of revenues, compared to $38.3 million, or 57.8% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenue was impacted by continued inflationary pressures driving an increase in product costs, primarily in Canada and the UK, as a result of higher inbound freight costs as well as increased fulfillment costs due to increased labor costs, primarily in Canada.

Cost of goods sold for the nine months ended February 28, 2023 was $127.0 million, or 61.8% of revenues, compared to $125.4 million, or 56.4% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenue was impacted by continued inflationary pressures driving an overall increase in product costs as a result of higher inbound freight costs as well as higher outbound postage and freight costs. Fulfillment costs also increased due to higher labor costs, primarily in Canada. In addition, certain foreign operations, primarily Canada, purchase inventory in U.S. dollars and the strengthening of the U.S. dollar unfavorably impacted Cost of goods sold.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Other operating expenses for the quarter ended February 28, 2023 were $26.2 million, compared to $33.0 million in the prior fiscal year quarter. Other operating expenses decreased $6.8 million primarily driven by lower employee-related expenses, general overhead costs and bad debt expense in Asia as a result of the disposition of the direct sales business. In addition, the UK recognized branch consolidation costs of $0.3 million in the quarter ended February 28, 2022 which did not reoccur in the current year.

Other operating expenses for the nine months ended February 28, 2023 were $84.3 million, compared to $95.0 million in the prior fiscal year period. Other operating expenses decreased $10.7 million primarily driven by lower employee-related expenses, general overhead costs and bad debt expense in Asia as a result of the disposition of the direct sales business. In addition, the segment incurred severance expense of $0.7 million related to restructuring programs and UK branch consolidation costs of $0.4 million in the period ended February 28, 2022, both of which did not reoccur in the current year. The discontinuation of government subsidies related to COVID-related governmental retention programs partially offset the decrease in Other operating expenses in which $1.4 million was recognized in the period ended February 28, 2022.

Segment operating loss for the quarter ended February 28, 2023 was $9.0 million, compared to $5.0 million in the prior fiscal year quarter. The decrease was primarily driven by lower revenues in the trade market, primarily in Canada and the UK, as a result of an industry wide decline in the retail market, coupled with higher Cost of goods sold due to the impact of inflationary pressures on product and fulfillment costs. This was partially offset by improved operating margin in Asia as the Company has exited the direct sales business, which generated losses in the prior period.

Segment operating loss for the nine months ended February 28, 2023 was $5.8 million, compared to operating income of $2.0 million in the prior fiscal year period. The decrease was primarily driven by higher Cost of goods sold due to the impact of inflationary pressures on product, freight and fulfillment costs as well as overall unfavorable economic conditions in Canada and the UK. This was partially offset by improved operating margin in Asia of approximately $3.0 million attributable to the exit from the direct sales business, which generated losses in the prior period.

Overhead

Unallocated overhead expense for the quarter ended February 28, 2023 decreased by $11.3 million to $21.3 million, from $32.6 million in the prior year quarter. The decrease was primarily attributable to insurance recoveries received and recognized in the quarter ended February 28, 2023 related to photo litigation settlements paid in prior periods and a benefit related to the favorable settlement of certain legacy sales tax matters. In addition, the Company recognized severance and related charges from its restructuring programs of $2.4 million in the prior fiscal year quarter which did not reoccur in the quarter ended February 28, 2023.

Unallocated overhead expense for the nine months ended February 28, 2023 decreased by $6.3 million to $68.3 million, from $74.6 million in the prior fiscal year period. The decrease was primarily attributable to insurance recoveries received and recognized in the quarter ended February 28, 2023 related to photo litigation settlements paid in prior periods and a benefit related to the favorable settlement of certain legacy sales tax matters, as well as lower severance and related charges from the Company's restructuring programs of $5.0 million. This was partially offset by $6.6 million of insurance recoveries received and recognized in the period ended February 28, 2022 related to the intellectual property legal settlement accrued in fiscal 2021.

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

Cash provided by operating activities was $28.9 million for the nine months ended February 28, 2023, compared to cash provided by operating activities of $178.5 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $149.6 million. The decrease in cash provided was primarily driven by increased inventory purchases of approximately $114.0 million to mitigate long lead times related to continuing global supply chain challenges in order to meet expected demand. The decrease in cash provided was also impacted by the $63.1 million federal income tax refund in the prior period, increased spending on general expenses in the book fairs channel to support the increased fair count and lower cash remittances related to book fairs incentive credits and digital subscriptions. This was partially offset by higher customer remittances on receivable balances in the period ended February 28, 2023 of approximately $80.0 million.

Cash used in investing activities was $65.3 million for the nine months ended February 28, 2023, compared to $30.5 million in the prior fiscal year period, representing an increase in cash used in investing activities of $34.8 million. The increase in cash used was driven by payments related to the Learning Ovations acquisition of $10.7 million, higher capital expenditures of $8.8 million, primarily for new equipment at the Company's Jefferson City, Missouri distribution facility and book fairs warehouses to meet expected demand, as well as increased prepublication spending of $4.8 million associated with product development in Education Solutions. In addition, the prior period included the net proceeds from the sale of the Lake Mary facility of $10.4 million which occurred in the second quarter of fiscal 2022.

Cash used in financing activities was $79.3 million for the nine months ended February 28, 2023, compared to cash used in financing activities of $202.9 million for the prior fiscal year period, representing a decrease in cash used in financing activities of $123.6 million. The decrease in cash used was primarily related to repayments of borrowings under the U.S. credit agreement of $175.0 million during the prior period, coupled with an increase in net proceeds from stock option exercises of $8.8 million in the period ended February 28, 2023. Partially offsetting this decrease, the Company repurchased $75.9 million of common stock, which included shares repurchased through a modified Dutch auction tender offer, during the second quarter of fiscal 2023, compared to common stock repurchases of $19.5 million in the prior fiscal year period.

Cash Position

The Company’s cash and cash equivalents totaled $198.8 million at February 28, 2023, $316.6 million at May 31, 2022 and $308.9 million at February 28, 2022. Cash and cash equivalents held by the Company’s U.S. operations totaled $166.0 million at February 28, 2023, $275.5 million at May 31, 2022 and $266.5 million at February 28, 2022. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During the nine months ended February 28, 2023, the Company repurchased $78.0 million of its common stock, which included shares repurchased through a modified Dutch auction tender offer during the second quarter of fiscal 2023 and open-market repurchases. Under the Company's open-market buy-back program, $28.2 million remained available for future purchases of common shares as of February 28, 2023. Subsequent to February 28, 2023, the Board authorized an increase of $50.0 million for common stock repurchases, resulting in a current Board authorization of $75.2 million, which includes the remaining amount from the previous Board authorization less share repurchases of $3.0 million subsequent to February 28, 2023.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of February 28, 2023, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $198.8 million, cash from operations and the Company's U.S. credit agreement. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. credit agreement, less commitments of $0.4 million, has $299.6 million of availability. Additionally, the Company has short-term credit facilities of $34.3 million, less current borrowings of

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
$5.2 million and commitments of $3.7 million, resulting in $25.4 million of current availability under these facilities at February 28, 2023. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

Financing

The Company is party to the U.S. credit agreement and certain credit lines with various banks as described in Note 5 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had no outstanding borrowings under the U.S. credit agreement as of February 28, 2023. On February 28, 2023, the Company entered into the First and Second Amendments to the U.S. credit agreement which adjusted the credit spread adjustment for SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) to 0.10% and transitioned the reference rate from LIBOR (the London interbank offered rate) to SOFR. Reference is made to Note 1 and Note 5 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements for further details.

The Company is party to other loan agreements, notes or other documents or instruments which reference LIBOR as the benchmark interest rate index used to set the borrowing rate on certain short-term and variable-rate loans or advances. The ICE Benchmark Administration (IBA) ceased the publication of 1-week and 2-month USD LIBORs effective December 31, 2021 and will cease overnight, 1-month, 3-month, 6-month and 12-month LIBORs effective June 30, 2023. The Company is working with its financial institutions to replace USD LIBOR with alternative reference rates in financial contracts as they mature or as the Company otherwise requires.

The markets have provided several replacements for USD LIBOR, including the Bloomberg Short-Term Bank Yield Index (BSBY) and the ARRC’s SOFR, either of which will be made available to the Company by its agent banks as a substitute for USD LIBOR. The Company does not believe that the change in reference rates will have any material effect on its ability to access the credit markets under its existing financing agreements, or its ability to modify or amend financial contracts, if required.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 28, 2023. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of February 28, 2023:

($ amounts in millions)	Fiscal Year Maturity
	2023(1)	2024	2025	2026	2027	Thereafter	Total	Fair Value at 02/28/2023
Debt Obligations
Lines of credit and current portion of long-term debt	$5.2	$—	$—	$—	$—	$—	$5.2	$5.2
Average interest rate	5.0%	—	—	—	—	—
(1) Fiscal 2023 includes the remaining three months of the current fiscal year ending May 31, 2023.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2023, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2023 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended February 28, 2023:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
December 1 through December 31, 2022	202,749	39.25	202,749	$67.0
January 1 through January 31, 2023	472,124	42.10	472,124	47.2
February 1 through February 28, 2023	417,773	45.42	417,773	28.2
Total	1,092,646		1,092,646	$28.2

(i) Represents the amount remaining at the respective period end. At February 28, 2023, $28.2 remained under the $48.8 Board authorization for Common share repurchases announced on December 14, 2022, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 13 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations. Subsequent to February 28, 2023, the Board authorized an additional $50.0, resulting in a current authorization of $75.2, for Common share repurchases, which includes the remaining $28.2 from the previous Board authorization less share repurchases of $3.0 subsequent to February 28, 2023.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1
Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) among Scholastic Corporation and Scholastic Inc., as Borrowers, the lenders from time to time party thereto, Wells Fargo Bank, National Association and Truist Bank as Co-Syndication Agents, Fifth Third Bank, National Association, HSBC Bank USA, National Association, and Citibank, N.A. as Co-Agents and Bank of America, N.A., as Administrative Agent (supersedes and replaces Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on December 17, 2021, SEC File No. 000-19860).

10.2
First Amendment, dated as of February 28, 2023 to the Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) by and between Scholastic Corporation and Scholastic Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.

10.3
Second Amendment, dated as of February 28, 2023 to the Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) by and between Scholastic Corporation and Scholastic Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.

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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2023 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED February 28, 2023
Exhibits Index

Exhibit Number	Description of Document

10.1	Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) among Scholastic Corporation and Scholastic Inc., as Borrowers, the lenders from time to time party thereto, Wells Fargo Bank, National Association and Truist Bank as Co-Syndication Agents, Fifth Third Bank, National Association, HSBC Bank USA, National Association, and Citibank, N.A. as Co-Agents and Bank of America, N.A., as Administrative Agent (supersedes and replaces Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on December 17, 2021, SEC File No. 000-19860).

10.2	First Amendment, dated as of February 28, 2023 to the Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) by and between Scholastic Corporation and Scholastic Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.

10.3	Second Amendment, dated as of February 28,2023 to the Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) by and between Scholastic Corporation and Scholastic Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2023 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: March 24, 2023	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2023	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)