Form 10-K
period 2023-05-31
SCHOLASTIC CORP
filed 2023-07-21
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	May 31, 2023	Commission File No.	000-19860
Scholastic Corporation
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 343-6100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
󠇀
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2022, was approximately $1,175,620,524. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2023 was as follows:

Title of each class	Number of shares outstanding as of June 30, 2023
Common Stock, $0.01 par value	29,953,334
Class A Stock, $0.01 par value	1,656,200

Documents Incorporated By Reference

    Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2023.

Part I
Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools, as well as parents and children, customized and comprehensive solutions to support children’s learning and reading both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Australia, New Zealand and Asia and, through its export business, sells products in approximately 120 international locations.

Segments

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education Solutions; and International.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

(Amounts in millions)
	2023	2022	2021
Children’s Book Publishing and Distribution	$1,038.0	$946.5	$675.0
Education Solutions	386.6	393.6	312.3
International	279.4	302.8	313.0
Total	$1,704.0	$1,642.9	$1,300.3

Additional financial information relating to the Company’s reportable segments is included in Note 3, "Segment Information", of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(60.9% of fiscal 2023 revenues)

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

The Company obtains titles for sale through its distribution channels from three principal sources. The first source for titles is the Company’s publication of books created under agreements with authors, illustrators, book packagers or other media companies. Scholastic generally controls the exclusive rights to sell and distribute these titles through all channels of distribution in the United States and, to a lesser extent, internationally. Scholastic’s second source of titles is through obtaining licenses to sell books exclusively in specified channels of distribution, including reprints of books originally published by other publishers for which the Company acquires rights to sell in the school market. The third source of titles is the Company’s purchase of finished books from other publishers.

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. The Company's school-based book clubs consist of reading clubs for pre-K through grade 8. In addition to its regular reading club offerings, the Company creates special theme-based and seasonal offers targeted to different grade levels during the year.

The Company distributes promotional materials containing order forms to classrooms in the vast majority of the pre-K to grade 8 schools in the United States. Classroom teachers who wish to participate in a school-based book club provide the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. Approximately 37% of kindergarten ("K") to grade 5 elementary school teachers in the United States who received promotional materials in fiscal 2023 participated in the Company’s school-based book clubs. In fiscal 2023, approximately 97% of total book club revenues were placed via the internet through the Company’s online ordering platform, which allows parents, as well as teachers, to order online, with approximately 57% of such revenues being placed by parents via the Company's online ordering platform. Alternatively, the teacher may manually aggregate the students’ orders and forward them to the Company. Products are typically shipped to the classroom for distribution to the students. Teachers who participate in book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

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

Effective June 1, 2023, the Company has combined the school-based book fairs and book clubs businesses into the newly formed reading events business.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, on-line retailers and mass merchandisers primarily in the United States. Scholastic’s original publications include Harry Potter®, The Hunger Games®, The Bad Guys™, The Baby-Sitters Club®, The Magic School Bus®, Captain Underpants®, Dog Man®, Wings of Fire™, Cat Kid Comic Club®, I Survived, Goosebumps® and Clifford The Big Red Dog®, and licensed properties such as Peppa Pig® and Pokemon®. In addition, Klutz® and Make Believe Ideas™ publish and create “books plus” and novelty products for children, including Klutz titles such as Ink and Paint Manga, Mini Clay World Puppy Treat Truck, and LEGO® Race Cars and titles in the Never Touch series from Make Believe Ideas.

The Company’s trade organization focuses on publishing, marketing and selling books to bookstores, on-line retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies books for the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Top selling new release titles in the trade division during fiscal 2023 included Dog Man #11: Twenty Thousand Fleas Under the Sea, Cat Kid Comic Club: Collaborations, Harry Potter and the Order of the Phoenix: The Illustrated Edition, Wings of Fire Graphix #6: Moon Rising, The Baby-Sitters Club® Graphic Novel #13: Mary Anne's Bad Luck Mystery and Nick and Charlie: A HeartstopperTM Novella.

Also included in the Company's trade organization are Weston Woods Studios, Inc. ("Weston Woods") and Scholastic Audio, as well as Scholastic Entertainment Inc. ("SEI"). Weston Woods creates audiovisual adaptations of classic children's picture books distributed through the school and retail markets. Scholastic Audio provides audiobook productions of popular children's titles. SEI is responsible for exploiting the Company's film and television assets, which include a large television programming library based on the Company's properties, and for developing new programming. During fiscal 2023, the Company produced the animated series "Eva the Owlet,"® based on the Owl DiariesTM books, which was released on AppleTV+® in March 2023.

EDUCATION SOLUTIONS

(22.7% of fiscal 2023 revenues)

The Education Solutions segment includes the publication and distribution to schools and libraries of children’s books, other print and on-line reference, non-fiction and fiction focused products, classroom magazines and classroom materials for literacy instruction, as well as consulting services and related products supporting professional development for teachers and school and district administrators, including professional books, coaching, workshops and seminars which in combination cover grades pre-K to 12 in the United States.

Classroom Libraries and Collections
The Company is a leading provider of classroom libraries and paperback collections, including best-selling titles, to individual teachers and other educators and schools and school district customers. Scholastic helps schools build classroom and library collections with high quality, award-winning books for every grade, reading level and multicultural background, including the Company’s Rising Voices Library® offering, which meets the increasing demand for culturally responsive content and instruction. In addition, the Company provides books to students for summer reading through its Grab and Go reading packs.

Instructional Products and Programs
Scholastic serves customer needs with customized support for literacy instruction, by providing comprehensive core and supplemental literacy and reading programs which include print and digital content as well as providing assessment tools. These materials are designed to support instruction-based teaching and learning, and are generally purchased by district and school leadership, both directly from the Company and through teacher stores and booksellers. The Company’s offerings include comprehensive reading programs such as Scholastic Bookroom and Guided Reading, early childhood programs such as PreK On My WayTM and comprehensive literacy programs such as Scholastic LiteracyTM. In addition, the Company offers summer learning products to provide students with increased access to books and learning opportunities over the summer. During fiscal 2023, the Company acquired Learning Ovations, Inc., a U.S.-based education technology business and developer of a literacy assessment and instructional system, and integrated the acquired technology into its new K-3 phonic program, Ready4ReadingTM, which was launched in June 2023.

Teaching Resources and Professional Learning
The Company provides a variety of resources to teachers and school leadership including lesson planning, reading management, classroom management, classroom organization, and other instructional resources. These products are available on the Company's on-line teacher store (www.scholastic.com/teacherstore), which provides professional books and other educational materials to teachers and other educators. Professional consulting services are also provided to support academic leadership with training on a multitude of topics, ranging from product implementation to engaging with families and communities.

Literacy Initiatives
The Company provides books to community-based organizations and other groups engaged in literacy initiatives through Scholastic Family and Community Engagement (FACE)TM. The Company also partners with mission-driven organizations to support literacy by increasing children's access to books through the Scholastic Literacy Partners program.

Scholastic Magazines+TM
Scholastic is the leading publisher of classroom magazines, Scholastic Magazines+TM. Teachers in grades pre-K to 12 use the Company’s 33 classroom magazines, including Scholastic News®, Scholastic Scope®, Storyworks®, Let's Find Out® and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including current events, literature, math, science, social studies and foreign languages. These offerings provide schools with substantial non-fiction material, which is required to meet new higher educational standards. Each magazine has its own website with online digital resources that supplement the print materials, as well as providing access to the magazine in a digital format. A "digital only" subscription to the magazine is also offered.

Scholastic’s classroom magazine circulation in the United States in fiscal 2023 was approximately 13.3 million, with approximately 80% of the circulation in grades pre-K to 6. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance.
Sponsored Programs
The Company works with state partners to provide books to eligible students, generally those reading below grade level, at no cost to the student. The books are purchased with state funds and typically shipped directly to students’ homes.

INTERNATIONAL
(16.4% of fiscal 2023 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Major Markets, which include Canada, the United Kingdom, Ireland, Australia, and New Zealand, as well as in India, Singapore and other parts of Asia including Malaysia, Thailand, the Philippines, Indonesia, Hong Kong, Taiwan, Korea and Japan. The Company has branches in the United Arab Emirates and Colombia, a business in China that supports English language learning and also sells products in approximately 120 international locations through its export business. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, digital educational resources and other materials through school-based book clubs, school-based book fairs and trade channels; and produce and distribute magazines and on-line subscription services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by many of these operations have received awards for excellence in children’s literature. In Asia, the Company also operates a franchise program for tutorial centers that provide English language training to students, primarily in China.

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

Asia

The Company’s Asian operations consist of initiatives for educational publishing programs based out of Singapore. In addition, the Company operates school-based marketing channels throughout Asia; publishes original titles in English and Hindi languages in India, including specialized curriculum books for local schools; conducts reading improvement programs inside local schools in the Philippines; and operates a franchise program for English language tutorial centers in China in cooperation with local partners, certain of which were temporarily closed during fiscal 2023 to limit the spread of the coronavirus. All tutorial centers were open as of May 31, 2023.

Foreign Rights and Export

The Company licenses the rights to select Scholastic titles in 65 languages to other publishing companies around the world. The Company’s export business sells educational materials, digital educational resources and children’s books to schools, libraries, bookstores and other book distributors in approximately 120 international locations that are not otherwise directly serviced by Scholastic subsidiaries. The Company also partners with governments and non-governmental agencies to create and distribute books to public schools in developing countries.

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

COMPETITION

The markets for children’s books, educational products and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion and customer service, as well as the nature of the distribution channels. Competitors include numerous other book, ebook, library, reference material and educational publishers, including of core and supplemental educational materials in both print and digital formats, distributors and other resellers (including over the internet) of children’s books and educational materials, national publishers of classroom and professional magazines with substantial circulation, and distributors of products and services on the internet. In the United States, competitors include regional and local school-based book fair operators and other fund raising activities in schools and bookstores, as well as one other competitor operating on a national level. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels. The Company believes that its position as both a publisher and distributor are unique to certain of the markets in which it competes, principally in the context of its children’s book business.

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

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE (ESG)

Environmental Responsibility
Paper consumption is a significant environmental concern for the Company and although the Company creates engaging digital content, educators and parents agree that physical books are the best way to engage and teach young children how to read and become avid readers into adulthood. The Company maintains a procurement policy that extends purchasing preference to products and suppliers that are aligned with the Company's environmental goals such as sustainable forestry practices, efficient use of resources, including the use of recycled paper and materials, clean manufacturing practices, economic viability and credible reporting and verification. The Company strives for all paper manufactured for Scholastic product to be free of unacceptable sources of fiber as described by the Forest Stewardship Council (FSC) controlled wood standard. The Company has a preference for FSC-certified paper and continues to maintain a minimum goal of 60% of paper purchases for publications to be FSC-certified.

Social Responsibility
Promoting literacy has been at the core of Scholastic's mission since the founding of the Company over 100 years ago. The Company's business is focused around providing engaging educational content to help improve childhood literacy. In the United States, during fiscal 2023, the Company distributed over 500 million books and educational materials and, through the book fairs channel, schools earned over $210 million in proceeds in cash and incentive program credits primarily used for books, supplies and other classroom-related materials. The Company also worked with more than 85 partners to sponsor over 700 books fairs in high-need schools, ensuring that each child that participated in these fairs left with a book at no cost.

In addition to its core business, the Company supports the following initiatives and programs:
•The Scholastic Possible Fund, established by the Company to provide donations of quality books to children in underserved communities and in communities recovering from crises or natural disasters with the goal of improving global literacy, donating approximately 5 million books and over $500,000 in cash to partners such as Save the Children, National Book Foundation, Toys for Tots, Share the Magic Foundation, Hindi's Libraries and Barbershop Books in fiscal 2023.
•providing teachers with a free platform, ClassroomsCount™, to raise funds for books and reading materials for their classrooms.
•serving as the presenting sponsor of the Scholastic Art & Writing Awards, the largest creative scholarship program in the country, providing direct scholarships to approximately 100 students in fiscal 2023.

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

Human Capital
As of May 31, 2023, the Company had approximately 6,760 employees, of which 5,100 were located in the United States and 1,660 outside the United States. Globally, approximately 74% of its employees are employed on a full-time basis, 18% part-time, and 8% seasonal. The seasonal employees are largely associated with the school-based businesses which are dependent on the fall and spring seasons when schools are in session.

The table below represents the approximate number of employees by business channel and function.

	Full-time	Part-time	Seasonal	Total
Central Functions[1]	720	10	—	730
Primary U.S. Warehouse	1,050	150	60	1,260
Book Fairs Warehouses	740	700	250	1,690
Book Fairs	440	20	50	510
Book Clubs	60	—	—	60
Trade	220	10	—	230
Education Solutions	530	90	—	620
International	950	100	20	1,070
International Warehouses	270	130	190	590
Total	4,980	1,210	570	6,760
[1] Includes functions such as finance, accounting, executive, information technology, human resources, legal, and inventory demand planning.

Diversity, Equity, Inclusion and Belonging
The Company is committed to diverse representation in the books, authors and illustrators that it publishes in its trade and education groups. The Company offers age-appropriate books and content featuring storylines and characters that positively represent a wide range of cultures, ethnicities and race, sexual orientation and gender identity, individuals with physical, mental, and emotional exceptionalities, other historically underrepresented groups, and portrayals of varying family structures. The Company applies this same commitment to its selection process for book fairs and books clubs when reviewing content from partner publishers.

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

Health and Safety
The safety and well-being of the Company's employees, customers, and community is a top priority. The Company has a safety program in place that focuses on policies and training programs to prevent injuries and incidents in the distribution centers. In response to the COVID-19 pandemic, the Company has implemented continuing additional safety measures in all its offices and facilities, including work from home flexibility for non-site specific roles, enhanced cleaning protocols, and health monitoring and temperature screening of employees as necessary.

EXECUTIVE OFFICERS

The following individuals have been determined by the Board of Directors to be the executive officers of the Company. Each such individual serves in his or her position with Scholastic until such person’s successor has been elected or appointed and qualified or until such person’s earlier resignation or removal.

Name	Age	Employed by Registrant Since	Previous Position(s) Held as of July 21, 2023
Peter Warwick	71	2021	President and Chief Executive Officer (since 2021); Board of Directors Member (since 2014); Chief People Officer of Thomson Reuters (2012 - 2018).
Kenneth J. Cleary	58	2008	Chief Financial Officer (since 2017); Senior Vice President, Chief Accounting Officer (2014-2017); Vice President, External Reporting and Compliance (2008-2014).
Andrew S. Hedden	82	2008	Executive Vice President, General Counsel and Secretary (since 2008).
Iole Lucchese	56	1991	Chair of the Board of Directors (since 2021); Executive Vice President (since 2016); Chief Strategy Officer (since 2014); President, Scholastic Entertainment (since 2018); President, Scholastic Canada (2016).
Sasha Quinton	45	2020	Executive Vice President and President, School Reading Events (since 2023), Executive Vice President and President, Scholastic Book Fairs (2020-2023); Vice President & GMM, Bookstore, Barnes and Noble, Inc. (2019); Senior Vice President, Marketing and Procurement, ReaderLink Distribution Services (2017-2019); Vice President, Marketing and Procurement, ReaderLink Distribution Services (2014-2017).
Rosamund M. Else-Mitchell	53	2021	President, Education Solutions (since 2021); Houghton Mifflin Harcourt - Chief Learning Officer & General Manager (2017 -2019), Executive Vice President, Professional Services (2015-2019).

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

Item 1A | Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents that the Corporation files with the SEC are risks that should be considered in evaluating the Corporation’s common stock, as well as risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this Report and in other public statements the Company makes. Additionally, because of the following risks and uncertainties, as well as other variables which may affect the Company’s operating results in the conduct of its business, the Company’s past financial performance should not be considered an indicator of future performance. It is further noted that the Company’s operating results for the fiscal year ended May 31, 2021, and to a lesser extent the fiscal years ended May 31, 2022 and 2023, also reflect the direct effects of the COVID-19 pandemic on the businesses of the Company during those fiscal years.

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

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the trade, educational and media markets for children. In particular, the Company’s educational publishing business may be adversely affected by budgetary restraints and other changes in educational funding as a result of new policies which could be implemented at the federal level or otherwise resulting from new legislation or regulatory action at the federal, state or local level, or by changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will be successful in continuing to obtain sales of its educational programs and materials from any available funding. Further, changes in educational practices affecting structure or content of educational materials or requiring adaption to new learning approaches, particularly in grades pre-K through 6, as well as those which may arise from new legislation or policies at the state or local level directed at content or teaching practices and materials, to which the Company is unable to successfully adapt could result in a loss of business adversely affecting the Company's business and financial performance. In addition, in a highly politicized environment, the content of some of the product being sold by the Company could become controversial, negatively impacting sales made to schools, through partnerships with government agencies or through sponsorships and funding programs. Within the children's book publishing business, the Company's financial performance could be adversely affected by the adaptability of its U.S. book clubs channel. The Company has taken a new holistic approach to serving its customers as part of the newly formed school reading events division and the Company's ability to execute on new customer-centric strategies and operational improvements may not align with customer purchasing behaviors which could negatively impact operating results.

Increases in certain operating costs and expenses, which are beyond our control and can significantly affect our profitability, could adversely affect our operating performance.

The Company’s major expense categories include employee compensation, printing, paper and distribution (such as postage, shipping and fuel) costs. Compensation costs are influenced by general economic factors, including those affecting costs of health insurance, postretirement benefits and any trends specific to the employee skill sets that the Company requires. Current shortages for warehouse labor, driver labor and other required skills, as well as labor supply chain issues, such as the impact of union strikes, may cause the Company's costs to increase beyond increases normally expected.

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

The Company outsources business processes to reduce complexity and increase efficiency for activities such as distribution, manufacturing, product development, transactional processing, information technologies and various administrative functions. Increasingly, the Company is engaging third parties to provide SaaS, which can reduce the Company’s internal execution risk, but increases the Company’s dependency upon third parties to execute business critical information technology tasks. If SaaS providers are unable to provide these services or outsource providers fail to execute their contracted functionality, or if such providers experience a substantial data breach, the Company could experience damage to its reputation and disruptions to its distribution and other business activities and may incur higher costs.

Risks Related to Competition

If we cannot anticipate technology trends and develop new products or adapt to new technologies responding to changing customer preferences, this could adversely affect our revenues or profitability.

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies. There are substantial uncertainties associated with the Company’s efforts to develop successful trade publishing, educational, and media products and services, including digital products and services, for its customers, as well as to adapt its print and other materials to new digital technologies, such as the internet cloud technologies, tablets, mobile and other devices and school-based technologies and uncertainties involving the use of artificial intelligence in connection with the foregoing. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company anticipates or has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, the markets are continuing to develop and the Company may be unsuccessful in establishing itself as a significant factor in any relevant market segment which does develop. Many aspects of markets which could develop for children and schools, such as the nature of the relevant software and devices or hardware, the size of the market, relevant methods of delivery and relevant content, as well as pricing models, are still evolving and will, most likely, be subject to change on a recurring basis until a pattern develops and becomes more defined. This could specifically impact the Company's ability to execute on a digital and print literacy solution, which requires a multi-year investment, through internal development, third party providers and/or acquisitions. In addition, the Company faces market risks associated with systems development and service delivery in its evolving school ordering and ecommerce businesses, as well as in responding to changes in how schools plan to utilize technology for virtual or remote learning and the potential impact on the demand for printed materials in schools.

Our financial results would suffer if we fail to successfully differentiate our offerings and meet market needs in school-based book fairs and book clubs, two of our core businesses.

The Company’s school-based book fairs and book clubs businesses, which have now been combined to form the Company's reading events business, produce a substantial amount of the Company’s revenues. The Company is subject to the risks that it will not successfully continue to develop and execute new promotional strategies for the school-based book fairs and book clubs components of the reading events business in response to future customer trends or technological changes or that it will not otherwise meet market needs in this newly combined business in a timely or cost-effective fashion. The book clubs component also relies on attracting and retaining new sponsor-

teachers to promote and support the distribution of its offerings. If the Company cannot attract new millennial and younger teachers and meet the changing preferences and demands of these teachers, its revenues and cash flows could be negatively impacted.

The Company has differentiated itself from competitors by providing curated offerings in both of the book clubs and book fairs components of the reading events business designed to make reading attractive for children, in furtherance of its mission as a champion of literacy. Competition from mass market and on-line distributors using customer-specific curation tools could reduce this differentiation, posing a risk to the Company's results.

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

In its educational publishing business, the Company invests in various literacy program solutions, including both digital and print products, covering grades pre-K through 6 which can be in direct competition with traditional basal textbook offerings, as well as new digital instruction offerings with associated assessment tools, to meet the perceived needs of the modern curriculum. There can be no assurance that the Company will be successful in having school districts adopt the Company's new literacy program solutions in preference to basal textbooks or new digital instruction products offered by others or be successful in state adoptions, nor, in the case of basal textbook publishers, that such publishers will not successfully adapt their business models to the development of new forms of core curriculum, which could have an adverse effect on the return on the Company’s investments in this area, as well as on its financial performance and growth prospects. Traditional basal textbook publishers also generally maintain larger sales forces than the Company, and sell across several academic disciplines, allowing them a larger presence than the Company. Additionally, demand for many of the Company’s product offerings, particularly books sold through school channels, is subject to price sensitivity. Failure to maintain a competitive pricing model could reduce revenues and profitability.

Changes in the mix of our major customers in our trade distribution channel or in their purchasing patterns may affect the profitability of our trade publishing business.

The Company’s distribution channels include online retailers and ecommerce sites, digital delivery platforms and expanding social media and other marketing platforms. An increased concentration of retailer power has also resulted in the increased importance of mass merchandisers as well as of publishing best sellers to meet consumer demand. Currently, the Company’s top five trade customers make up approximately 77% of the Company’s U.S. trade business and 14% of the Company’s total revenues. Adverse changes in the mix of the major customers of the trade business, including the type of customer, which may also be engaged in a competitive business, or in their purchasing patterns or financial condition or the nature of their distribution arrangements with the trade business including any requirements related to ESG with which the Company must comply, more specifically those related to environmental sustainability, could negatively affect the profitability of the Company’s trade business and the Company’s financial performance.

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

In certain of its businesses the Company holds or has access to personal data, including that of customers or received from schools. Adverse publicity stemming from a data breach, whether or not valid, could reduce demand for the Company’s products or adversely affect its relationship with teachers or educators, impacting participation in the book fairs or book clubs components of the Company's reading events business or decisions to purchase educational materials or programs produced by the Company's Education Solutions segment. Further, a failure to adequately protect personal data, including that of customers or children, or other data security failure, such as cyber-attacks from third parties, could lead to penalties, significant remediation costs and reputational damage, including loss of future business.

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

The Company operates in multiple countries and is subject to different regulations throughout the world. In the United States, the Company is regulated by the Internal Revenue Service, the Securities and Exchange Commission, the Federal Trade Commission and other regulating bodies. Failure to comply with these regulators, including providing these regulators with accurate financial and statistical information that often is subject to estimates and assumptions, or the high cost of complying with relevant regulations, including a significant increase in new regulations resulting from changes in the regulatory environment, could negatively impact the Company. The Company is also subject to the risk that it is unable to comply with the unstandardized, rapidly-changing environmental requirements imposed internationally by local governments, including those related to measuring and reporting on the impact its business has on the environment, which could negatively impact the Company's ability to conduct business in the related country if not met.

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

The Company conducts certain of its businesses and maintains warehouse and office facilities in locations that are at risk of being negatively affected by severe weather and natural disaster events, including those caused by climate change, such as hurricanes, tornadoes, floods, snowstorms, heat waves or earthquakes. Notably, much of the Company’s domestic distribution facilities are located in central Missouri. A disruption of these or other facilities could impact the Company’s school-based reading events business, as well as its trade and education businesses. Additionally, disruptions due to weather, natural disaster, epidemic and pandemic could result in school closures, resulting in reduced demand for the Company’s products in its school channels during the affected periods. Further, the Company may not be able to achieve its book fair count goals and may be materially impacted if widespread pandemic-related closures occur this coming school year. Increases in school security associated with high profile school shootings and other tragic incidents could impact the accessibility to schools for the school book fairs component of the Company's reading events business.

We own certain significant real estate assets which are subject to various risks related to conditions affecting the real estate market.

The Company has direct ownership of certain significant real estate assets, in particular the Company’s headquarters location in New York City, its primary distribution center in Jefferson City, Missouri and the UK facility in Warwickshire. The New York headquarters location serves a dual purpose as it also contains premium retail space that is or will be leased to retail tenants in order to generate rental income and cash flow. Accordingly, the Company is sensitive to various risk factors such as changes to real estate values and property taxes, pricing and demand for high end retail spaces in Soho, New York City, interest rates, cash flow of underlying real estate assets, supply and demand, and the credit worthiness of any retail tenants. There is also no guarantee that investment objectives for the retail component of the Company’s real estate will be achieved.

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

Item 1B | Unresolved Staff Comments

None.

Item 2 | Properties
As of May 31, 2023, the Company operated the following facilities:

Location	Primary Purpose	Owned Square Footage	Leased Square Footage
Metropolitan NY Area	Principal offices	355,000	19,000
U.S. Various Locations (1)	Book Fairs warehouses	—	2,265,000
Jefferson City, MO Area	Primary warehouse and distribution facility	1,459,000	30,000
International (2)	Warehouse and office space	236,000	975,000

(1) Consists of approximately 44 book fairs warehouses.
(2) Consists of approximately 60 facilities in Canada, the United Kingdom, Australia, New Zealand and Asia.

In regards to the Jefferson City, MO facility located at 6336 Algoa Road, the Company owns the warehouse, including office space, and related land of approximately 86 acres, in addition to two smaller warehouses in the vicinity, including office space, and the related land of approximately 76 acres. In regards to the Company's headquarters in Soho, New York City, the Company owns the land and buildings located at 555/557 Broadway with entrances facing Broadway and Mercer Street. There is leasable space within the Company's headquarters which is detailed in the table below.

Floor	Primary Use	Square Footage
1	Available for lease (1)	23,600
2	Available for lease (2)	36,100
3	Occupied by Scholastic; available for lease	37,800
4	Occupied by Scholastic; available for lease	37,100
5 to 12 (3)	Occupied by Scholastic	220,400
(1) The first floor is comprised of three rentable spaces with square footage of approximately 13,400, 7,500 and 2,700. Rentable space of approximately 20,900 sq ft was leased to tenants as of May 31, 2023 and the remaining space was leased subsequent to May, 31, 2023.

(2) Approximately 3,000 sq ft is leased to a tenant as of May 31, 2023.
(3) Includes the first floor lobby and sub-floors consisting of an auditorium, wellness and fitness center, mail room, storage, etc.

During fiscal 2023, the Company incurred capital expenditures of $1.8 million directly related to its headquarters location, which represents approximately 3% of total capital expenditures. During fiscal 2023, the Company recognized rental income of $7.1 million. The lease terms with the Company's tenants typically range from 10 to 15 years and, with respect to the 23,900 square footage leased as of May 31, 2023, the Company expects annualized straight-line rental income to total approximately $9.8 million.
The Company considers its properties adequate for its current needs. With respect to the Company’s leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company’s obligations under its leases, see Note 1, "Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies," and Note 9, "Leases," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

Holders: The number of holders of Class A Stock and Common Stock as of July 12, 2023 were 3 and approximately 21,200, respectively.

Dividends: On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of Company earnings, cash position and other relevant factors. On July 19, 2023, the Board of Directors, declared a regular cash dividend of $0.20 per Class A and Common share in respect of the first quarter of fiscal 2024. The dividend is payable on September 15, 2023 to shareholders of record as of the close of business on August 31, 2023. All dividends have been in compliance with the Company’s debt covenants.

Share Purchases: During fiscal 2023, the Company repurchased 3,310,489 of its Common shares at an average price paid per share of $40.80 for a total cost of approximately $135.1 million. This included the purchase of 533,793 of its Common shares through a modified Dutch auction tender offer at a price of $40.00 per share for a total cost of $23.3 million, including related fees and expenses. See Note 14, "Treasury Stock," of Notes to Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details regarding this transaction. During fiscal 2022, the Company repurchased 870,258 of its Common shares at an average price paid per share of $38.39 for a total cost of approximately $33.4 million. This included a privately negotiated transaction with a related party for 300,000 Common shares at a 4.2% discount to market prices. See Note 21, "Related Party Transactions," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for further details regarding this transaction. In addition, the Company entered into a privately negotiated transaction with a third party for the repurchase of 190,290 Common shares at a 4.0% discount to market prices. As of May 31, 2023, approximately $21.6 million remains available for future purchases of Common shares, which represents the amount remaining under the current $50.0 million Board authorization for Common share repurchases announced on March 22, 2023, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. Subsequent to May 31, 2023, the Board authorized an increase of $100.0 million for common stock repurchases, resulting in a current Board authorization of $119.2 million, which includes the remaining amount from the previous Board authorization less share repurchases of $2.4 million subsequent to May 31, 2023.

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended May 31, 2023:

Date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value in millions) that may yet be purchased under the plans or programs (i)
March 1, 2023 through March 31, 2023	199,095	37.65	199,095	$70.7
April 1, 2023 through April 30, 2023	636,789	35.78	636,789	47.9
May 1, 2023 through May 31, 2023	657,720	39.93	657,720	21.6
Total	1,493,604		1,493,604	$21.6
(i) Total represents the amount remaining under the current $50.0 million Board authorization for Common share repurchases announced on March 22, 2023, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. Subsequent to May 31, 2023, the Board authorized an additional $100.0 million, resulting in a current authorization of $119.2 million, for Common share repurchases, which includes the remaining $21.6 million from the previous Board authorization less share repurchases of $2.4 million subsequent to May 31, 2023.

Stock Price Performance Graph
The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Stride, Inc. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the index and in the peer group (with the reinvestment of all dividends) from June 1, 2018 to May 31, 2023. Stride, Inc., an education company with a similar level of revenue to the Corporation, has replaced Houghton Mifflin Harcourt in the peer group this year as Houghton Mifflin Harcourt ceased being a publicly traded company as of April 8, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group

200
175
150
125
100
75
50
Index Value
5/18
5/19
5/20
5/21
5/22
5/23
Period Ending
Scholastic Corporation
NASDAQ Composite Index
Peer Group

*$100 invested on 5/31/18 in stock or index, including reinvestment of dividends

	Fiscal year ending May 31,
	2018	2019	2020	2021	2022	2023
Scholastic Corporation	$100.00	$74.61	$67.49	$79.26	$89.81	$103.64
NASDAQ Composite Index	100.00	100.15	127.52	184.74	162.34	173.81
Peer Group	100.00	92.55	59.03	107.53	96.54	92.69

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

Overview and Outlook

Overview
Revenues from operations for the fiscal year ended May 31, 2023 increased by $61.1 million, or 3.7%, to $1,704.0 million, compared to $1,642.9 million in the prior fiscal year. The Company reported net income per basic and diluted share of Class A and Common Stock of $2.56 and $2.49, respectively, for the fiscal year ended May 31, 2023, compared to $2.33 and $2.27, respectively, in the prior fiscal year.

The Children's Book Publishing and Distribution segment revenues increased 29%, outperforming the continued softness in retail, primarily from the book fairs channel due to higher fair count, which approximated 85% of pre-pandemic levels, and improved revenue per fair. The Education Solutions segment experienced an overall reduction in schools' purchasing levels when compared to the prior year when schools were refilling classrooms with in-person learning materials as pandemic restrictions were fully lifted. Although sales were lower in certain instructional products and programs, the Company's diversified portfolio of products met the needs of customers through customized product offers and state sponsored programs. Internationally, local currency revenues increased in the Major Markets as the book fairs channels continued to recover from the pandemic, which offset the lower revenues from the disposition of the direct sales business in Asia.

Operating income in fiscal 2023 was $106.3 million compared to $97.4 million in the prior fiscal year, representing an improvement of $8.9 million, primarily driven by the book fairs channel which continues to benefit from top-line growth and operational efficiencies. In addition, the Company realized improved operating margin in Asia attributable to the exit from the direct sales business, which generated losses in the prior year. The Company continues to benefit from the operational efficiencies achieved since the pandemic.

Outlook
The Company previously announced the combination of its book fairs and book clubs channels into an integrated school reading events business which the Company expects will provide multiple opportunities to grow Scholastic's reach, serve its customers better and improve efficiencies within the Children’s Books Publishing and Distribution segment. The Company expects fair count to increase to approximately 90% of pre-pandemic levels with modest growth in revenue per fair. In the Education Solutions segment, the Company expects to continue to invest in new products and capabilities to grow its digital and print literacy solutions and expects the segment to benefit from continued growth in state-sponsored programs in the second half of fiscal 2024. Internationally, the Company expects to benefit from the continued recovery in the Major Markets and in Asia, as well as the reorganization in Canada. The Company also plans to invest in process improvements in its manufacturing and distribution functions, which should result in improved efficiencies going forward, and continue to utilize positive cash flows to increase shareholder value.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; variable consideration related to anticipated returns; allocation of transaction price to contractual performance obligations; amortization periods; stock-based compensation expense; pension and other postretirement obligations; tax rates; recoverability of inventories; deferred income taxes and tax reserves; the timing and amount of future income taxes and related deductions; recoverability of prepublication costs; royalty advance reserves; customer reward programs; and the impairment assessment of long-lived assets, goodwill and other intangibles. For a complete description of the Company’s significant accounting policies, see Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

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

Estimated returns:

For sales that include a right of return, the Company estimates the transaction price and records revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a corresponding reduction to Revenues and Cost of goods sold. Management also considers patterns of sales and returns in the months preceding the fiscal year, as well as actual returns received subsequent to the fiscal year, available customer and market specific data and other return rate information that management believes is relevant. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned. Actual returns could differ from the Company's estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2023 of approximately $3.0 million and approximately $3.2 million, respectively.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the expected future sales of existing inventory driven by estimates around forecasted purchases, inventory consumption costs, and the sell-through rate of current fiscal year purchases. In accordance with the Company's inventory retention policy, expected future sales of existing inventory are compared against historical usage by channel for reasonableness and any specifically identified excess or obsolete inventory, due to an anticipated lack of demand, will also be reserved. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2023 of approximately $4.2 million.

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

Results of Operations - Consolidated

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2023		2022
	$	% (1)	$	% (1)
Revenues:
Children’s Book Publishing and Distribution	$1,038.0	60.9	$946.5	57.6
Education Solutions	386.6	22.7	393.6	24.0
International	279.4	16.4	302.8	18.4
Total revenues	1,704.0	100.0	1,642.9	100.0
Cost of goods sold	786.4	46.2	765.5	46.6
Selling, general and administrative expenses (2)	756.6	44.4	722.8	44.0
Depreciation and amortization	54.7	3.2	56.8	3.5
Asset impairments and write downs	—	—	0.4	0.0
Operating income (loss)	106.3	6.2	97.4	5.9
Interest income	7.2	0.5	0.5	0.1
Interest expense	(1.4)	(0.1)	(2.9)	(0.2)
Other components of net periodic benefit (cost)	0.3	0.0	0.1	0.0
Gain (loss) on assets held for sale (3)	—	—	(15.1)	(0.9)
Gain (loss) on sale of assets and other (4)	—	—	9.7	0.6
Earnings (loss) before income taxes	112.4	6.6	89.7	5.5
Provision (benefit) for income taxes (5)	25.9	1.5	8.7	0.5
Net income (loss)	$86.5	5.1	$81.0	4.9
Less: Net income (loss) attributable to noncontrolling interest	0.2	0.0	0.1	0.0
Net income (loss) attributable to Scholastic Corporation	$86.3	5.1	$80.9	4.9

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$2.56		$2.33
Diluted	$2.49		$2.27

(1) Represents percentage of total revenues.

(2) In fiscal 2022, the Company recognized $6.6 of pretax insurance proceeds related to an intellectual property legal settlement accrued in fiscal 2021, pretax severance and related charges of $6.2 and pretax branch consolidation costs of $0.5.

(3) In fiscal 2022, the Company recognized pretax loss on assets held for sale related to the Company's plan to exit the direct sales business in Asia of $15.1.

(4) In fiscal 2022, the Company recognized a pretax gain of $3.5 on the sale of its UK distribution center located in Witney and a pretax gain of $6.2 on the sale of its Lake Mary facility.

(5) In fiscal 2022, the Company recognized a benefit for income taxes in respect to one-time pretax charges of $1.3.

Results of Operations – Consolidated

The section below is a discussion of the Company's fiscal year 2023 results compared to fiscal year 2022. A detailed discussion of the Company's fiscal year 2021 results and year-over-year comparisons between fiscal years 2022 and 2021 that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended May 31, 2022, filed as part of the Company's Form 10-K dated July 22, 2022.

Fiscal 2023 compared to fiscal 2022

Revenues from operations for the fiscal year ended May 31, 2023 increased by $61.1 million, or 3.7%, to $1,704.0 million, compared to $1,642.9 million in the prior fiscal year. Children’s Book Publishing and Distribution segment revenues increased $91.5 million, partially offset by lower revenues from the Education Solutions segment and International segment of $7.0 million and $23.4 million, respectively.

Within the Children’s Book Publishing and Distribution segment, revenues in the book fairs channel increased $123.4 million primarily on higher fair count. Increased redemptions of book fair incentive program credits compared to the prior year and an improvement in revenue per fair also drove higher revenues. Lower book clubs channel revenues of $8.6 million were due to lower sponsor participation and fewer events. To address the continued decline, the Company has combined the U.S.-based book clubs and book fairs businesses into an integrated school reading events business subsequent to year-end. The integration is expected to create synergies in operations and a coordinated go-to-market strategy to result in additional opportunities and improved efficiencies. Trade channel revenues decreased $23.3 million, primarily driven by the industry-wide decline in retail market sales, partially offset by higher media channel revenues as the Company completed the delivery of episodes associated with the production of the "Eva the Owlet" animated series.

Within the Education Solutions segment, decreased revenues of $7.0 million were driven by an overall reduction in schools' purchasing levels when compared to the prior year when schools were refilling classrooms with in-person learning materials as pandemic restrictions were fully lifted. Demand for certain of the Company's instructional products and programs, including Scholastic Bookroom, Guided Reading and Scholastic Literacy was lower as customer purchasing shifted to the Company's more customized products and digital and print literacy solutions. This was partially offset by increased revenues from sponsored programs, which had a full year of shipments in fiscal 2023 compared to a partial year in fiscal 2022. The Company sells to non-school customers through its community and state-sponsored programs and the related sales increased in fiscal 2023.

Revenues in the International segment decreased $23.4 million primarily attributable to unfavorable foreign currency exchange of $23.0 million and the disposition of the direct sales business resulting in $15.0 million in lower revenues. Excluding the foregoing, revenues increased $14.6 million primarily driven by the Major Markets as the book fairs channels continued to recover from the pandemic.

Components of Cost of goods sold for fiscal years 2023 and 2022 are as follows:

	($ amounts in millions)
	2023	% of revenue	2022	% of revenue
Product, service, production costs and inventory reserves	$475.2	27.9%	$448.8	27.3%
Royalty costs	132.8	7.8	139.1	8.5
Prepublication and production amortization	26.0	1.5	27.4	1.8
Postage, freight, shipping, fulfillment and all other costs	152.4	9.0	150.2	9.1
Total cost of goods sold	$786.4	46.2%	$765.5	46.6%

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2023 was 46.2%, compared to 46.6% in the prior fiscal year. Cost of goods sold benefited from increased sales volume in the U.S. book fairs channel, which also resulted in lower royalty costs as a percentage of revenue. Traditionally, the book fairs channel has a higher mix of non-royalty bearing titles. This was partially offset by higher excess and obsolete inventory due to the softness in the global retail channels. The Company also incurred higher production costs related to the "Eva the Owlet" animated series in fiscal 2023 and higher print costs, primarily in the U.S. trade channel, as well as an increase in inbound and outbound freight costs in the U.S. and in the Major Markets. As of the end of fiscal 2023, inbound freight costs have returned to pre-pandemic levels, however, there remains uncertainty regarding potential shipping courier union strikes which could result in increased freight costs for the Company in the near future and impact the Company's ability to ship product to customers.

Selling, general and administrative expenses for the fiscal year ended May 31, 2023 were $756.6 million, compared to $722.8 million in the prior fiscal year. The $33.8 million increase was primarily due to higher spending in the U.S. book fairs channel as a result of the increased fair count resulting in higher labor and other overhead costs, including fuel charges, marketing expenses and bank fees, as well as increased rent for warehouse space. In addition, the Company incurred higher employee-related costs in the Education Solutions segment associated with increased spending on strategic initiatives such as the integration efforts related to the Learning Ovations acquisition and the launch of Ready4Reading, as well as higher labor and marketing costs to support the growth in sponsored programs. The increase was also attributable to the prior year receipt of insurance recoveries of $6.6 million related to the intellectual property legal settlement accrued in fiscal 2021. Partially offsetting this increase the Company had lower severance expense from its restructuring programs of $6.2 million, recognized higher COVID-related governmental employee retention credits of $2.1 million received in fiscal 2023, incurred lower costs in Asia as a result of the disposition of the direct sales business of approximately $12.6 million, benefited from an insurance recovery of $5.0 million in fiscal 2023 related to photo litigation settlements and also benefited from a favorable settlement of $1.8 million related to legacy sales tax matters. Additionally, bad debt expense was favorable as the prior fiscal year was negatively impacted by a discrete systems issue in the book clubs channel which resulted in $6.6 million of higher uncollectible receivable balances. The Company expects to incur severance costs in the first quarter of fiscal 2024 related to restructuring programs in Canada as well as in the U.S. as a result of combining the book clubs and book fairs businesses into an integrated school reading events business.

Depreciation and amortization expenses for the fiscal year ended May 31, 2023 were $54.7 million, compared to $56.8 million in the prior fiscal year. The $2.1 million decrease primarily related to the Company's shift to cloud computing arrangements (e.g. software as a service) which resulted in capitalized software being amortized through Selling, general and administrative expenses rather than Depreciation and amortization. Amortization of capitalized cloud software increased $2.4 million when compared to the prior fiscal year which offset the decrease in Depreciation and amortization. Management expects Depreciation and amortization expense to increase as the Company's capitalized spending has and will continue to increase into the next fiscal year.

Asset impairments and write downs for the fiscal year ended May 31, 2022 were $0.4 million due to the impairment of right-of-use assets associated with certain operating leases as part of the book fairs warehouse consolidation effort.

Interest income for the fiscal year ended May 31, 2023 was $7.2 million, compared to $0.5 million in the prior fiscal year. $4.7 million of the increase was driven by overall higher average investment balances as compared to the prior fiscal year, coupled with higher interest rates in fiscal 2023. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate. In addition, the Company recognized $2.0 million of interest income related to tax refunds received during fiscal 2023 that will not repeat in the next fiscal year. Interest expense for the fiscal year ended May 31, 2023 was $1.4 million, compared to $2.9 million in the prior fiscal year. The decrease in interest expense was due to lower average debt borrowings as compared to the prior fiscal year as the outstanding borrowings on the U.S. credit agreement were paid down during fiscal 2022, resulting in no outstanding borrowings as of the beginning of fiscal 2023.

Gain (loss) on assets held for sale for the fiscal year ended May 31, 2022 was a loss of $15.1 million related to the Company's exit of the direct sales business in Asia as it was no longer a part of the strategic growth plan for the Company. The exit resulted in the sale of remaining assets, primarily accounts receivable and inventory, and the assets were written down to their recoverable value which equated to the selling price. The loss on assets held for sale included accrued exit costs.

Gain (loss) on sale of assets and other for the fiscal year ended May 31, 2022 was a gain of $9.7 million. In the prior fiscal year, the Company sold its UK distribution facility located in Witney and its facility located in Lake Mary, Florida, resulting in a recognized gain on sale of $3.5 million and $6.2 million, respectively.

The Company’s effective tax rate for the fiscal year ended May 31, 2023 was a 23.0% tax provision, compared to 9.7% in the prior fiscal year. The 2022 fiscal year tax provision benefited from the release of uncertain tax positions resulting from the effective settlement of the IRS examination from the 2015-2020 tax years.

Net income for fiscal 2023 was $86.5 million compared to $81.0 million in fiscal 2022, an increase of $5.5 million. The basic and diluted income per share of Class A Stock and Common Stock was $2.56 and $2.49, respectively, in fiscal 2023, compared to basic and diluted income per share of Class A Stock and Common Stock of $2.33 and $2.27, respectively, in fiscal 2022. Outstanding shares decreased 7% from 34.2 million to 31.7 million as of May 31, 2023 which will benefit earnings per share calculations in fiscal 2024.

Net income attributable to noncontrolling interest for fiscal 2023 and fiscal 2022 was $0.2 million and $0.1 million, respectively.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)	2023 compared to 2022
	2023	2022	$ change	% change
Revenues	$1,038.0	$946.5	$91.5	9.7%
Cost of goods sold	481.7	450.3	31.4	7.0
Other operating expenses *	412.9	380.5	32.4	8.5
Asset impairments and write downs	—	0.4	(0.4)	NM
Operating income (loss)	$143.4	$115.3	$28.1	24.4%
Operating margin	13.8%	12.2%
* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Fiscal 2023 compared to fiscal 2022

Revenues for the fiscal year ended May 31, 2023 increased by $91.5 million to $1,038.0 million, compared to $946.5 million in the prior fiscal year. The increase in segment revenues was driven by the book fairs channel with an increase of $123.4 million, or 29%, exceeding pre-pandemic revenues for this channel. The increased revenues were driven by a 15% increase in fair count, coupled with higher revenue per fair and a year-over-year increase in redemptions of book fair incentive program credits. Revenues from the book clubs channel decreased $8.6 million as a result of the multi-year trend of lower sponsor participation and fewer events held in fiscal 2023. To address this continued decline, the Company has combined the U.S.-based book clubs and book fairs businesses into an integrated school reading events business and expects the synergies in operations and a coordinated go-to-market strategy to result in additional opportunities and improved efficiencies. Trade channel revenues decreased $23.3 million primarily reflecting the industry-wide decline in retail market sales driving overall lower revenues. The prior fiscal year also included the release of J.K. Rowling's The Christmas Pig as well as limited edition foil cover versions of titles in Dav Pilkey's Dog Man series which helped lift overall sales across the series. During fiscal 2023, the trade channel released numerous best-sellers, including Dog Man #11: Twenty Thousand Fleas Under the Sea, Cat Kid Comic Club: Collaborations, Harry Potter and the Order of the Phoenix: The Illustrated Edition, Wings of Fire Graphix #6: Moon Rising, The Baby-Sitters Club Graphic Novel #13: Mary Anne's Bad Luck Mystery and Nick and Charlie: A Heartstopper Novella. In addition, the Company completed the delivery of episodes associated with the production of the animated series "Eva the Owlet". The unfavorable economic trends in the retail book markets could continue to negatively impact the trade channel in fiscal 2024.

Cost of goods sold for the fiscal year ended May 31, 2023 was $481.7 million, or 46.4% of revenues, compared to $450.3 million, or 47.6% of revenues, in the prior fiscal year. The decrease in Cost of goods sold as a percentage of revenues was primarily driven by increased sales volume in the book fairs channel, which also resulted in lower royalty costs as a percentage of revenue. Traditionally, the book fairs channel has a higher mix of non-royalty bearing titles. The favorability was partially offset by increased product costs in the trade channel due to higher print and inbound freight costs driven by the continued impact of inflationary pressures and higher production costs related to the production of the "Eva the Owlet" animated series in the media business. Cost of goods sold benefited from lower excess and obsolete inventory in the book fairs channel in fiscal 2023 as a result of better utilization of aged inventory. This was substantially offset by higher excess and obsolete inventory in the trade channel due to the softness in the retail market and in the book clubs channel which expects to reduce offerings in fiscal 2024 as part of its integration into the school reading events business. As of the end of fiscal 2023, inbound freight costs have returned to pre-pandemic levels, however, there remains uncertainty regarding potential shipping courier union strikes which could result in increased freight costs for the Company in the near future.

Other operating expenses were $412.9 million for the fiscal year ended May 31, 2023, compared to $380.5 million in the prior fiscal year. The $32.4 million increase was primarily due to increased labor and other overhead costs in the book fairs channel, including fuel charges, marketing expenses and bank fees, as a result of the increased fair count in fiscal 2023, as well as increased rent for warehouse space. The higher labor costs were partially offset by a COVID-related governmental employee retention credit of $3.3 million received and recognized in fiscal 2023. In addition, bad debt expense was favorable as the prior fiscal year was negatively impacted by a discrete systems issue in the book clubs channel which resulted in $6.6 million of higher uncollectible receivable balances.

Asset impairments were $0.4 million for the fiscal year ended May 31, 2022. In the prior fiscal year, the Company recorded an impairment of right-of-use assets associated with certain operating leases as part of the book fairs warehouse consolidation effort.

Segment operating income for the fiscal year ended May 31, 2023 was $143.4 million, compared to $115.3 million in the prior fiscal year. The $28.1 million increase was primarily driven by the continued improvement in the book fairs channel, which resulted in a $123.4 million increase in revenue primarily on higher fair count. The book fairs channel continued to drive an increase in revenue per fair by approximately 5% which benefited operating income due to the fixed distribution costs on a delivered fair. In addition, the production and delivery of the "Eva the Owlet" animated series drove additional profit contribution in fiscal 2023. Operating income was negatively impacted by a decrease in trade channel revenue reflecting the industry-wide decline in retail market sales, and continued inflationary pressures driving higher print and inbound freight costs, primarily in the trade channel. As of the end of fiscal 2023, inbound freight costs have returned to pre-pandemic levels, however, there remains uncertainty regarding potential shipping courier union strikes which could result in increased freight costs for the Company in the near future. Lower participation levels in the book clubs channel was also unfavorable to operating income in the current fiscal year. The Company has combined the U.S.-based book clubs and book fairs businesses into an integrated school reading events business subsequent to year-end. The integration is expected to create synergies in operations and a coordinated go-to-market strategy to result in additional opportunities and improved efficiencies.

EDUCATION SOLUTIONS

($ amounts in millions)	2023 compared to 2022
	2023	2022	$ change	% change
Revenues	$386.6	$393.6	$(7.0)	(1.8)%
Cost of goods sold	143.0	142.4	0.6	0.4
Other operating expenses *	185.2	169.4	15.8	9.3
Operating income (loss)	$58.4	$81.8	$(23.4)	(28.6)%
Operating margin	15.1%	20.8%
 * Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Fiscal 2023 compared to fiscal 2022

Revenues for the fiscal year ended May 31, 2023 decreased by $7.0 million to $386.6 million, compared to $393.6 million in the prior fiscal year. The decrease in segment revenues was largely driven by an overall reduction in schools' purchasing levels when compared to the prior year when schools were refilling classrooms with in-person learning materials as pandemic restrictions were being lifted. Demand for certain of the Company's instructional products and programs, including Scholastic Bookroom, Guided Reading and Scholastic Literacy, as well as early childhood programs and summer learning product offerings was lower, due in part to customer purchasing shifting to the Company's more customized products and digital and print literacy solutions. Changes to the methods in which schools approach literacy instruction also contributed to the decline in certain offerings and the Company's new K-3 phonic program, Ready4ReadingTM, is expected to align with the modified instruction methods. The decrease in revenues related to instructional products and programs was also due to the timing of revenues in fiscal 2022, which benefited from shipments, primarily consisting of summer learning products, that shifted from the fourth quarter of fiscal 2021 due to supply chain constraints at that time. During the fourth quarter of fiscal 2022, orders were shipped more timely with fewer sales shifting into the first quarter of fiscal 2023. The segment also had lower sales of Rising Voices Library® products, professional books and teaching resource products. Cultural awareness products like Rising Voices Library continue to be requested by customers and are subject to fluctuations based on large district sales. The Company continues to actively market these products and make additional investments and improvements in accordance with market demand. The overall decrease in segment revenues was partly offset by revenues from sponsored programs, which had a full year of shipments in fiscal 2023 compared to a partial year in fiscal 2022 and the addition of another state program in fiscal 2023. Additionally, the segment benefited from increased revenues from traditional classroom book collections and Grab and Go reading packs as well as products from the Scholastic Family and Community Engagement (FACE)TM initiative, in which a renewed focus helped to increase offerings and expand into new school districts. Revenues from Magazines+ remained relatively consistent with the prior fiscal year and digital subscription revenues modestly increased year over year.

Cost of goods sold for the fiscal year ended May 31, 2023 was $143.0 million, or 37.0% of revenue, compared to $142.4 million, or 36.2% of revenue, in the prior fiscal year. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to higher product costs, including higher inbound freight costs, in addition to increased postage and outbound freight costs, as the Company continued to be impacted by inflationary pressures. In fiscal 2022, the segment benefited from sales of inventory purchased prior to the cost increases. As of the end of fiscal 2023, inbound freight costs have returned to pre-pandemic levels, however, there remains uncertainty regarding potential shipping courier union strikes which could result in increased freight costs for the Company in the near future.

Other operating expenses were $185.2 million for the fiscal year ended May 31, 2023, compared to $169.4 million in the prior fiscal year. The $15.8 million increase in Other operating expenses was primarily related to higher spending associated with the integration efforts related to the Learning Ovations acquisition which approximated $3 million and the launch of Ready4Reading as well as the growth within sponsored programs, partially offset by lower bonuses and commissions. In addition, the segment incurred higher marketing costs associated with sponsored programs and continued to incur costs related to strategic initiatives related to the Company's digital and print literacy offerings.

Segment operating income for the fiscal year ended May 31, 2023 was $58.4 million, compared to $81.8 million in the prior fiscal year. The $23.4 million decrease was attributable to lower revenues, primarily from instructional products and programs, coupled with increased employee-related costs and increased spending associated with growth initiatives.
INTERNATIONAL

($ amounts in millions)	2023 compared to 2022
	2023	2022	$ change	% change
Revenues	$279.4	$302.8	$(23.4)	(7.7)%
Cost of goods sold	169.7	169.8	(0.1)	(0.1)
Other operating expenses *	113.3	129.7	(16.4)	(12.6)
Operating income (loss)	$(3.6)	$3.3	$(6.9)	NM
Operating margin	—%	1.1%

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful
Fiscal 2023 compared to fiscal 2022

Revenues for the fiscal year ended May 31, 2023 decreased by $23.4 million to $279.4 million compared to $302.8 million in the prior fiscal year. Local currency revenues in the Company's ongoing foreign operations increased $14.6 million when compared to the prior fiscal year, which excluded $15.0 million in lower revenues from the disposition of the direct sales business and unfavorable foreign exchange impact of $23.0 million. In the Asia channel, excluding the lower revenues from the disposition of the direct sales business, local currency revenues increased $2.1 million primarily attributable to higher revenues in India from the book fairs and trade channels. In Australia and New Zealand, local currency revenues increased $7.3 million, driven by increased sales in the trade and book fairs channels as the prior year was negatively impacted by additional lockdowns imposed by the COVID variant. In the UK, local currency revenues increased $4.5 million largely driven by the continued recovery in the book fairs channel which resulted in a 70% increase in fair count as compared to the prior fiscal year, in addition to increased book clubs channel revenues. This was partially offset by lower education and magazine channel revenues as well as marginally lower revenues in the trade channel due to softness in the retail market which was partially offset by new releases in fiscal 2023 including The Baddies by Julia Donaldson and Dog Man® #11: Twenty Thousand Fleas Under the Sea by Dav Pilkey. In Canada, local currency revenues increased $1.4 million primarily driven by the book fairs channel which continued to recover from the pandemic, resulting in a 37% increase in fair count and higher revenue per fair, largely offset by lower trade channel revenues due to an industry wide decline in the retail market and lower sales in the book clubs channel due to lower sponsor participation. Export sales decreased $0.7 million primarily due to lower distributor sales.

Cost of goods sold for the fiscal year ended May 31, 2023 was $169.7 million, or 60.7% of revenues, compared to $169.8 million, or 56.1% of revenues, in the prior fiscal year. The increase in Cost of goods sold as a percentage of revenues was driven by continued inflationary pressures in the Major Markets which resulted in an overall increase in product costs due to higher inbound freight costs as well as higher outbound postage and freight costs. Certain foreign operations, primarily Canada, purchase inventory in U.S. dollars and the strengthening of the U.S. dollar unfavorably impacted Cost of goods sold. Fulfillment costs also increased, primarily in Canada, driven by higher labor costs. In addition, higher excess and obsolete inventory in Canada was due to lower inventory utilization in the trade channel, which was partially offset by lower excess and obsolete inventory in Asia as a result of the exit of the direct sales business.

Other operating expenses were $113.3 million for the fiscal year ended May 31, 2023, compared to $129.7 million in the prior fiscal year. In local currencies, Other operating expenses decreased $8.3 million coupled with unfavorable foreign exchange impact of $8.1 million. Approximately $12.6 million of the decrease related to the disposition of the direct sales business in Asia driving lower employee-related expenses, general overhead costs and bad debt expense. In addition, the segment incurred severance expense of $1.2 million related to restructuring programs and UK branch consolidation costs of $0.5 million in the prior fiscal year, both of which did not reoccur in fiscal 2023. Partially offsetting this decrease, Other operating expenses were impacted by higher employee-related expenses due to the increased volume in the book fairs channels and the discontinuation of government subsidies related to COVID-related governmental retention programs in which $1.2 million was recognized in the prior fiscal year.

Segment operating loss for the fiscal year ended May 31, 2023 was $3.6 million, compared to operating income of $3.3 million in the prior fiscal year. Operating loss increased $6.9 million, primarily driven by cost pressures in Canada related to the impact of the weakening Canadian dollar on inventory purchases which are primarily denominated in U.S. dollars, higher excess and obsolete inventory due to the softness in the retail market, coupled with higher freight and fulfillment labor costs which, in addition to Canada, also impacted the other Major Markets due to continued inflationary pressures. This was partially offset by improved operating margin in Asia of $4.6 million attributable to the exit from the direct sales business, which generated losses in the prior period. The Company expects to incur severance costs in the first quarter of fiscal 2024 related to restructuring programs in Canada as efforts are being made to utilize efficiencies across North American operations.

Overhead

Fiscal 2023 compared to fiscal 2022

Unallocated overhead expense for the fiscal year ended May 31, 2023 decreased by $11.1 million to $91.9 million, compared to $103.0 million in the prior fiscal year. The decrease was primarily attributable to $5.0 million of insurance recoveries received and recognized in fiscal 2023 related to photo litigation settlements paid in prior periods and a $1.8 million benefit related to the favorable settlement of certain legacy sales tax matters. In addition, the Company incurred lower unallocated employee-related costs, including lower severance and related charges from the Company's restructuring programs of $5.0 million. This was partially offset by $6.6 million of insurance recoveries received and recognized in the prior fiscal year related to the intellectual property legal settlement accrued in fiscal 2021.

Liquidity and Capital Resources

Fiscal 2023 compared to fiscal 2022

Cash provided by operating activities was $148.9 million for the fiscal year ended May 31, 2023, compared to cash provided by operating activities of $226.0 million for the prior fiscal year, representing a decrease in cash provided by operating activities of $77.1 million. The decrease in cash was primarily driven by higher inventory purchases of approximately $110 million. In the first half of the fiscal year, the Company increased purchases by approximately $140 million to mitigate long lead times related to global supply chain challenges. The Company expects to return to historical purchasing patterns as lead times have returned to pre-pandemic levels, however, due to the continued growth of the book fairs business, working capital requirements are expected to remain elevated. The decrease was also attributable to lower net refunds from income taxes of $51.3 million relative to the prior fiscal year, increased spending on general expenses in the book fairs channel to support the increased fair count and lower cash remittances related to book fairs incentive credits. This was partially offset by higher customer remittances on receivable balances in fiscal 2023 of approximately $62.6 million.

Cash used in investing activities was $99.6 million for the fiscal year ended May 31, 2023, compared to cash used in investing activities of $43.2 million for the prior fiscal year, representing an increase in cash used in investing activities of $56.4 million. The increase in cash used was driven by higher capital expenditures of $20.0 million, primarily for new equipment at the Company's Jefferson City, Missouri distribution facility and in the book fairs warehouses to meet expected demand, payments related to the Learning Ovations acquisition of $10.7 million, and increased prepublication spending of $9.7 million associated with product development in Education Solutions. In addition, the prior fiscal year included net proceeds of $10.4 million from the sale of the U.S. Lake Mary facility and $5.6 million from the sale of the UK distribution facility located in Witney.

Cash used by financing activities was $139.5 million for the fiscal year ended May 31, 2023, compared to cash used in financing activities of $229.2 million for the prior fiscal year. The decrease in cash used in financing activities of $89.7 million was primarily related to repayments of borrowings under the U.S. credit agreement of $175.0 million during the prior fiscal year, coupled with an increase in net proceeds from stock option exercises of $10.5 million. Partially offsetting this decrease, the Company repurchased $132.1 million of common stock, compared to repurchases of $33.4 million in the prior fiscal year, and paid higher dividends of $4.9 million as part of the Company's shareholder enhancement initiatives. As a result, outstanding shares decreased 7% from 34.2 million to 31.7 million as of May 31, 2023 which will benefit earnings per share calculations in fiscal 2024.

Cash Position

The Company’s cash and cash equivalents totaled $224.5 million at May 31, 2023 and $316.6 million at May 31, 2022. Cash and cash equivalents held by the Company’s U.S. operations totaled $174.6 million at May 31, 2023 and $275.5 million at May 31, 2022.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During fiscal 2023, the Company repurchased $135.1 million of its common stock, which included shares repurchased through a modified Dutch auction tender offer and open-market repurchases. See Note 14, "Treasury Stock," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details regarding the modified Dutch auction tender offer. Under the Company's open-market buy-back program, $21.6 million remained available for future purchases of common shares as of May 31, 2023. Subsequent to May 31, 2023, the Board authorized an increase of $100.0 million for common stock repurchases, resulting in a current Board authorization of $119.2 million, which includes the remaining amount from the previous Board authorization less share repurchases of $2.4 million subsequent to May 31, 2023.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of May 31, 2023, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $224.5 million, cash from operations and the Company's U.S. credit agreement. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. credit agreement, less commitments of $0.4 million, has $299.6 million of availability. Additionally, the Company has short-term credit facilities of $34.5 million, less current borrowings of $6.0 million and commitments of $3.4 million, resulting in $25.1 million of current availability under these facilities at May 31, 2023. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

The following table summarizes, as of May 31, 2023, the Company’s contractual cash obligations by future period (see Notes 5, 6, 9 and 15 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$0.3	$0.2	$—	$—	$0.5
Royalty advances	28.9	11.9	0.3	0.2	41.3
Lines of credit and short-term debt	6.0	—	—	—	6.0
Finance leases (1)	2.4	2.8	1.9	0.3	7.4
Operating leases	25.4	36.4	25.1	25.4	112.3
Pension and postretirement plans (2)	2.3	4.8	4.5	10.7	22.3
Total	$65.3	$56.1	$31.8	$36.6	$189.8
(1) Includes principal and interest.
(2) Excludes expected Medicare Part D subsidy receipts.

Financing

Loan Agreement

The Company is party to the U.S. credit agreement, as well as certain credit lines with various banks. For a more complete description of the U.S. credit agreement, as well as the Company's other debt obligations, reference is made to Note 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” The Company had no outstanding borrowings under the U.S. credit agreement as of May 31, 2023. On February 28, 2023, the Company entered into the First and Second Amendments to the U.S. credit agreement which adjusted the credit spread adjustment for SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) to 0.10% and transitioned the reference rate from LIBOR (the London interbank offered rate) to SOFR. Reference is made to Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data for further details.

The Company is party to other loan agreements, notes or other documents or instruments which previously referenced USD LIBOR as the benchmark interest rate index used to set the borrowing rate on certain short-term and variable-rate loans or advances. As of May 31, 2023, the Company has effectively replaced USD LIBOR with alternative reference rates in all financial contracts. The Company does not believe that the change in reference rates has or will have any material effect on its ability to access the credit markets under its existing financing agreements, or its ability to modify or amend financial contracts, if required.

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such expansion opportunities and prospects. See Note 10, "Acquisitions", of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2023. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s derivative transactions and outstanding financial instruments is included in Note 19, "Derivatives and Hedging," and Note 5, "Debt," respectively, of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

The following table sets forth information about the Company’s debt instruments as of May 31, 2023:

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2024	2025	2026	2027	2028	Thereafter	Total	2023
Debt Obligations
Lines of credit and current portion of long-term debt	$6.0	$—	$—	$—	$—	$—	$6.0	$6.0
Average interest rate	4.9%	—	—	—	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2023	2022	2021
Revenues	$1,704.0	$1,642.9	$1,300.3
Operating costs and expenses
Cost of goods sold	786.4	765.5	628.7
Selling, general and administrative expenses	756.6	722.8	622.7
Depreciation and amortization	54.7	56.8	60.5
Asset impairments and write downs	—	0.4	11.1
Total operating costs and expenses	1,597.7	1,545.5	1,323.0
Operating income (loss)	106.3	97.4	(22.7)
Interest income	7.2	0.5	0.4
Interest expense	(1.4)	(2.9)	(6.2)
Other components of net periodic benefit (cost)	0.3	0.1	(0.1)
Gain (Loss) on assets held for sale	—	(15.1)	—
Gain (loss) on sale of assets and other	—	9.7	10.4
Earnings (loss) before income taxes	112.4	89.7	(18.2)
Provision (benefit) for income taxes	25.9	8.7	(7.3)
Net income (loss)	$86.5	$81.0	$(10.9)
Less: Net income (loss) attributable to noncontrolling interest	0.2	0.1	0.1
Net income (loss) attributable to Scholastic Corporation	$86.3	$80.9	$(11.0)

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Net Income (loss) attributable to Scholastic Corporation	$2.56	$2.33	$(0.32)
Diluted:
Net Income (loss) attributable to Scholastic Corporation	$2.49	$2.27	$(0.32)
Dividends declared per share of Class A and Common Stock	$0.80	$0.60	$0.60
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2023	2022	2021
Net income (loss)	$86.5	$81.0	$(10.9)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(5.4)	(14.5)	19.9
Pension and postretirement adjustments, net of tax	(5.0)	3.8	3.7
Total other comprehensive income (loss)	$(10.4)	$(10.7)	$23.6
Comprehensive income (loss)	76.1	70.3	12.7
Less: Net income (loss) attributable to noncontrolling interest	0.2	0.1	0.1
Comprehensive income (loss) attributable to Scholastic Corporation	$75.9	$70.2	$12.6

 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2023	2022
Current Assets:
Cash and cash equivalents	$224.5	$316.6
Accounts receivable, net	278.0	299.4
Inventories, net	334.5	281.4
Income tax receivable	8.9	26.8
Prepaid expenses and other current assets	47.0	68.1
Assets held for sale	—	3.7
Total current assets	892.9	996.0
Noncurrent Assets:
Property, plant and equipment, net	521.4	517.0
Prepublication costs, net	56.4	55.5
Operating lease right-of-use assets, net	85.7	81.9
Royalty advances, net	56.8	49.2
Goodwill	132.7	125.3
Noncurrent deferred income taxes	21.0	21.5
Other assets and deferred charges	99.8	94.4
Total noncurrent assets	973.8	944.8
Total assets	$1,866.7	$1,940.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.0	$6.5
Accounts payable	170.9	162.3
Accrued royalties	52.8	61.3
Deferred revenue	169.1	172.8
Other accrued expenses	168.9	193.3
Accrued income taxes	13.4	2.7
Operating lease liabilities	21.2	20.8
Total current liabilities	602.3	619.7
Noncurrent Liabilities:
Long-term debt	—	—
Operating lease liabilities	73.8	69.8
Other noncurrent liabilities	26.1	32.9
Total noncurrent liabilities	99.9	102.7
Commitments and Contingencies:	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 30.0 and 32.5 shares, respectively	0.4	0.4
Additional paid-in capital	632.2	627.0
Accumulated other comprehensive income (loss)	(55.8)	(45.4)
Retained earnings	1,035.6	976.5
Treasury stock at cost: 12.9 shares and 10.4 shares, respectively	(449.5)	(341.5)
Total stockholders' equity of Scholastic Corporation	1,162.9	1,217.0
Noncontrolling interest	1.6	1.4
Total stockholders’ equity	1,164.5	1,218.4
Total liabilities and stockholders’ equity	$1,866.7	$1,940.8
See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

										(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2020	1.7	$0.0	32.5	$0.4	$622.4	$(58.3)	$948.0	$(333.3)	$1,179.2	$1.4	$1,180.6
Net Income (loss)	—	—	—	—	—	—	(11.0)	—	(11.0)	0.1	(10.9)
Foreign currency translation adjustment	—	—	—	—	—	19.9		—	19.9	—	19.9
Pension and post-retirement adjustments (net of tax of $2.2)	—	—	—	—	—	3.7	—	—	3.7	—	3.7
Stock-based compensation	—	—	—	—	6.6	—	—	—	6.6	—	6.6
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	—	—	0.4	—	—	—	0.4	—	0.4
Purchases of treasury stock at cost	—	—	—	—	—	—	—	—	—	—	—
Treasury stock issued pursuant to stock purchase plans	—	—	0.2	—	(2.9)	—	—	5.5	2.6	—	2.6
Dividends	—	—	—	—	—	—	(20.6)	—	(20.6)	—	(20.6)
Balance at May 31, 2021	1.7	$0.0	32.7	$0.4	$626.5	$(34.7)	$916.4	$(327.8)	$1,180.8	$1.5	$1,182.3
Net Income (loss)	—	—	—	—	—	—	80.9	—	80.9	0.1	81.0
Foreign currency translation adjustment	—	—	—	—	—	(14.5)		—	(14.5)	—	(14.5)
Pension and post-retirement adjustments (net of tax of $0.3)	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Stock-based compensation	—	—	—	—	7.8	—	—	—	7.8	—	7.8
Proceeds pursuant to stock-based compensation plans	—	—	—	—	10.4	—	—	—	10.4	—	10.4
Purchases of treasury stock at cost	—	—	(0.9)	—	—	—	—	(33.4)	(33.4)	—	(33.4)
Treasury stock issued pursuant to equity-based plans	—	—	0.7	—	(17.7)	—	—	19.7	2.0	—	2.0
Dividends	—	—	—	—	—	—	(20.8)	—	(20.8)	—	(20.8)
Other (noncontrolling interest)	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at May 31, 2022	1.7	$0.0	32.5	$0.4	$627.0	$(45.4)	$976.5	$(341.5)	$1,217.0	$1.4	$1,218.4
Net Income (loss)	—	—	—	—	—	—	86.3	—	86.3	0.2	86.5
Foreign currency translation adjustment	—	—	—	—	—	(5.4)	—	—	(5.4)	—	(5.4)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	(5.0)	—	—	(5.0)	—	(5.0)
Stock-based compensation	—	—	—	—	10.5	—	—	—	10.5	—	10.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	18.4	—	—	—	18.4	—	18.4
Purchases of treasury stock at cost	—	—	(3.3)	—	—	—	—	(135.1)	(135.1)	—	(135.1)
Treasury stock issued pursuant to equity-based plans	—	—	0.8	—	(23.7)	—	—	27.1	3.4	—	3.4
Dividends	—	—	—	—	—	—	(27.2)	—	(27.2)	—	(27.2)
Balance at May 31, 2023	1.7	$0.0	30.0	$0.4	$632.2	$(55.8)	$1,035.6	$(449.5)	$1,162.9	$1.6	$1,164.5
See accompanying notes

Consolidated Statements of Cash Flows

	(Amounts in millions) Years ended May 31,
	2023	2022	2021
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$86.3	$80.9	$(11.0)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	3.3	15.2	5.2
Provision for losses on inventory	26.5	27.7	36.6
Provision for losses on royalty advances	4.2	4.1	5.4
Amortization of prepublication costs	25.1	26.4	25.4
Depreciation and amortization	64.6	64.9	64.9
Amortization of pension and postretirement plans	(0.4)	0.0	—
Deferred income taxes	(0.7)	3.2	(8.0)
Stock-based compensation	10.5	7.8	6.6
Income from equity investments	(0.9)	(2.0)	(7.4)
Non cash write off related to asset impairments and write downs	—	0.4	11.1
Non cash write off related to assets held for sale	—	11.6	—
(Gain) loss on sale of assets and other	—	(9.7)	(10.4)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	15.0	(73.1)	(14.6)
Inventories	(83.6)	(46.7)	(26.2)
Income tax receivable	17.7	62.0	1.4
Prepaid expenses and other current assets	21.5	(22.2)	(3.5)
Assets held for sale	—	(3.7)	—
Royalty advances	(12.0)	(10.4)	(8.5)
Accounts payable	9.4	27.4	(17.9)
Accrued income taxes	10.9	(0.1)	1.3
Liabilities related to assets held for sale	—	3.5	—
Accrued royalties	(7.6)	17.0	6.2
Deferred revenue	(2.9)	74.7	(19.5)
Other accrued expenses	(15.3)	(6.8)	36.5
Other, net	(22.7)	(26.1)	(2.6)
Net cash provided by (used in) operating activities	148.9	226.0	71.0
Cash flows - investing activities:
Prepublication expenditures	(26.9)	(17.2)	(20.7)
Additions to property, plant and equipment	(62.0)	(42.0)	(47.2)
Proceeds from sale of assets	—	16.0	17.4
Acquisition-related payments	(10.7)	—	—
Net cash provided by (used in) investing activities	(99.6)	(43.2)	(50.5)
See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2023	2022	2021
Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	3.5	3.2	4.0
Repayments of lines of credit, credit agreement and revolving loan	(3.7)	(186.2)	(33.9)
Repayment of capital lease obligations	(2.3)	(2.3)	(2.3)
Reacquisition of common stock	(132.1)	(33.4)	—
Proceeds pursuant to stock-based compensation plans	20.7	10.2	0.4
Payment of dividends	(25.6)	(20.7)	(20.6)
Other, net	—	—	0.1
Net cash provided by (used in) financing activities	(139.5)	(229.2)	(52.3)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(3.5)	4.5
Net increase (decrease) in cash and cash equivalents	(92.1)	(49.9)	(27.3)
Cash and cash equivalents at beginning of period	316.6	366.5	393.8
Cash and cash equivalents at end of period	$224.5	$316.6	$366.5

	2023	2022	2021
Supplemental Information:
Income tax payments (refunds)	$2.5	$(48.8)	$1.3
Interest paid	1.5	3.3	5.4
 See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of educational and entertaining children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools, as well as parents and children, customized and comprehensive solutions to support children’s learning and reading both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Australia, New Zealand and Asia and, through its export business, sells products in approximately 120 international locations.

Basis of presentation

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Corporation and all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Noncontrolling Interest
As of May 31, 2023, the Company owned a 95.0% majority ownership interest in Make Believe Ideas Limited ("MBI"), a UK-based children's book publishing company. The founder and chief executive officer of MBI retains a 5.0% noncontrolling ownership interest in MBI. The Company fully consolidated MBI as of the acquisition date, and the 5.0% noncontrolling interest is classified within stockholder's equity. See Note 22, "Subsequent Events".

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

Export – Revenue from the export channel is recognized upon acceptance of the physical product by the customer.

The Company has elected to present sales and other related taxes on a net basis, excluded from revenues, and as such, these are included within Other accrued expenses until remitted to taxing authorities.

Cash equivalents
Cash equivalents consist of short-term investments with original maturities of three months or less.

Accounts receivable
Accounts receivable are recognized net of an allowance for credit losses. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company recognizes an allowance for credit losses on trade receivables that are expected to be incurred over the lifetime of the receivable. Reserves for estimated credit losses are established at the time of sale and are based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability, including specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. Accounts receivable allowance for credit losses was $16.7 and $25.9 as of May 31, 2023 and 2022, respectively.

Estimated returns
For sales that include a right of return, the Company estimates the transaction price and records revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a corresponding reduction to Revenues and Cost of goods sold. Management also considers patterns of sales and returns in the months preceding the fiscal year, as well as actual returns received subsequent to the fiscal year, available customer and market specific data and other return rate information that management believes is relevant. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned. Actual returns could differ from the Company's estimate.

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

Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the assets. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Building improvements are depreciated over the life of the improvement which typically does not exceed twenty-five years. Capitalized software, net of accumulated amortization, was $62.7 and $60.3 at May 31, 2023 and 2022, respectively. Capitalized software is amortized over a period of three to ten years. Amortization expense for capitalized software was $25.3, $26.4 and $27.6 for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives.

Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $6.2 and $7.3 of costs incurred in fiscal 2023 and 2022, respectively, to implement cloud computing arrangements, primarily related to digital and consumer data platforms. These amounts are included within Other assets and deferred charges on the Company's Consolidated Balance Sheets.

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

Sublease rental income is recognized on a straight-line basis over the duration of each lease term. To the extent expected sublease income is less than expected rental payments, the Company recognizes a loss on the difference based on the present value of the minimum lease payments under each lease. Lease payments received are presented as a reduction to rent expense in Selling, general and administrative expenses.

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

Long-lived assets
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

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors with royalty advances and it tracks each advance earned with respect to the sale of the related publication. The royalties earned are applied first against the remaining unearned portion of the advance. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recoveries through earndowns. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. The reserve for royalty advances was $79.1 and $76.0 as of May 31, 2023 and 2022, respectively.

Goodwill and intangible assets
The Company records intangible assets based on their fair value on the date of acquisition. Goodwill is recorded as the difference between the fair value of the purchase consideration and the fair value of the net identifiable tangible and intangible assets acquired.

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

Advertising costs
Advertising costs are expensed by the Company as incurred. Total advertising expense was $76.9, $69.5 and $60.1 for the twelve months ended May 31, 2023, 2022 and 2021, respectively.

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

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2023, 2022 and 2021 and the significant weighted average assumptions used in determining such fair value under the Black-Scholes option-pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2023	2022	2021
Estimated fair value of stock options granted	$11.62	$8.04	$3.80
Assumptions:
Expected dividend yield	1.9%	1.8%	2.9%
Expected stock price volatility	32.8%	31.9%	30.2%
Risk-free interest rate	3.8%	0.9%	0.2%
Average expected life of options	5 years	5 years	4 years

New Accounting Pronouncements

Current Fiscal Year Adoptions:

ASU No. 2021-8
The Company adopted ASU No. 2021-8, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (ASU 2021-8), in the beginning of the second quarter of fiscal 2023. The updates in this guidance seek to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: 1. Recognition of an acquired contract liability and 2. Payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-8 improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments improve comparability by specifying for all acquired revenue contracts regardless of their timing of payment: (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The Company early adopted ASU 2021-8 and applied the amendments in accounting for the acquisition of Learning Ovations, Inc. during the second quarter of fiscal 2023, which was accounted for as a business combination under the acquisition method of accounting. The adoption of this ASU did not have a material impact to the Company's Consolidated Financial Statements.

ASU No. 2020-4 and ASU No. 2022-6
In March 2020, the FASB issued ASU No. 2020-4, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-4), and in December 2022, the FASB issued ASU No. 2022-6, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date for Topic 848" (ASU 2022-6). ASU 2020-4 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance is elective and applies to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2022-6 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. During the third quarter of fiscal 2023, the Company adopted the expedient in accounting for the amendments to the Company's Credit Agreement which were made as a result of the replacement of LIBOR as a reference rate. Refer to Note 5, Debt, for further details regarding the interest rate effected by these amendments, which will be applied prospectively. The adoption of these ASUs did not have a material impact to the Company's Consolidated Financial Statements.

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel during the year ended May 31:

	2023	2022	2021
Book Clubs - U.S.	$117.8	$126.4	$145.4
Book Fairs - U.S.	553.1	429.7	164.3
Trade - U.S.	325.8	344.0	328.8
Trade - International(1)	41.3	46.4	36.5
Total Children's Book Publishing and Distribution	1,038.0	946.5	675.0

Education Solutions - U.S.	386.6	393.6	312.3
Total Education Solutions	386.6	393.6	312.3

International - Major Markets(2)	229.7	237.1	226.8
International - Other Markets(3)	49.7	65.7	86.2
Total International	279.4	302.8	313.0
Total Revenues	$1,704.0	$1,642.9	$1,300.3
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.

In fiscal years 2023 and 2022, there were no customers that accounted for more than 10% of consolidated revenues. In fiscal 2021, the Company had one customer that accounted for more than 10% of consolidated revenues. Total revenues from this customer were $152.7, or approximately 12% of consolidated revenues, during the year ended May 31, 2021. Approximately $119.7 was reported within the Children's Book Publishing & Distribution segment, $8.8 in the Education Solutions segment and $24.2 in the International segment.

Estimated Returns

A liability for expected returns of $34.9 and $42.2 was recorded within Other accrued expenses on the Company's Consolidated Balance Sheets as of May 31, 2023 and 2022, respectively. In addition, a return asset of $4.7 and $5.3 was recorded within Prepaid expenses and other current assets as of May 31, 2023 and 2022, respectively, for the recoverable cost of product estimated to be returned by customers.

Deferred Revenue

The following table presents further detail regarding the Company's deferred revenue balance for the years ended May 31:

	2023	2022
Book fairs incentive credits	$110.8	$100.1
Magazines+ subscriptions	5.0	4.5
U.S. digital subscriptions	22.8	19.5
U.S. education-related(1)	9.8	13.6
Media-related	0.0	15.8
Stored value cards	12.4	9.4
Other(2)	8.3	9.9
Total deferred revenue	$169.1	$172.8
(1) Primarily includes deferred revenue related to contracts with school districts and professional services.
(2) Primarily includes deferred revenue related to various international products and services.

The Company's deferred revenue consists of contract liabilities in respect to advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. These liabilities are recorded within Deferred revenue on the Company's Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The amount of revenue recognized during the years ended May 31, 2023 and 2022 included within the opening Deferred revenue balance was $146.4 and $85.0, respectively.

Allowance for Credit Losses

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2022	$25.9
Current period provision	3.3
Write-offs and other	(12.5)
Balance as of May 31, 2023	$16.7

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

The following tables set forth information for the Company’s segments for the three fiscal years ended May 31:

	2023	2022	2021
Revenues
Children's Book Publishing and Distribution	$1,038.0	$946.5	$675.0
Education Solutions	386.6	393.6	312.3
International	279.4	302.8	313.0
Total	$1,704.0	$1,642.9	$1,300.3

Operating income (loss)
Children's Book Publishing and Distribution	$143.4	$115.3	$8.9
Education Solutions	58.4	81.8	57.7
International	(3.6)	3.3	21.2
Overhead (1)	(91.9)	(103.0)	(110.5)
Total	$106.3	$97.4	$(22.7)

Depreciation and amortization (2)
Children's Book Publishing and Distribution	$22.9	$24.9	$25.6
Education Solutions	20.2	15.1	12.7
International	5.1	6.2	6.6
Overhead (1)	41.5	45.1	45.4
Total	$89.7	$91.3	$90.3

Segment assets at May 31
Children's Book Publishing and Distribution	$599.9	$559.4	$518.0
Education Solutions	290.8	289.4	239.8
International	260.0	258.3	302.1
Overhead (1)	716.0	833.7	948.4
Total	$1,866.7	$1,940.8	$2,008.3
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.
(2) Includes depreciation of property, plant and equipment, amortization of intangible assets and prepublication, deferred financing and cloud computing costs.

4. ASSET WRITE DOWN

During fiscal 2022, the Company committed to a plan to cease operations and sell the direct sales business in Asia, including the sale of the Malaysia legal entity. The Company wrote down the related assets which were included in the International segment and consisted of accounts receivable, inventory, other current assets and long-lived assets, to their recoverable value which equated to the selling price of $3.7. The remaining assets, consisting of accounts receivable and inventory, were classified as held for sale and recorded as a current asset on the Company's Consolidated Balance Sheet at May 31, 2022. The Company recognized a loss of $15.1 in fiscal 2022 which was included in Gain (Loss) on assets held for sale within the Company's Consolidated Statement of Operations for the fiscal year ended May 31, 2022. The impact of the impairment was a loss per basic and diluted share of Class A and Common Stock of $0.33 and $0.32, respectively, in the twelve months ended May 31, 2022.

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

5. DEBT

The following table summarizes the Company's debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2023		2022
Loan Agreement:
Revolving loan	$—	$—	$—	$—
Unsecured lines of credit (weighted average interest rates of 4.9% and 5.4%, respectively)	6.0	6.0	6.5	6.5
UK long-term debt	—	—	—	—
Total debt	$6.0	$6.0	$6.5	$6.5
Less: lines of credit and current portion of long-term debt	(6.0)	(6.0)	(6.5)	(6.5)
Total long-term debt	$—	$—	$—	$—

The Company's debt obligations as of May 31, 2023 have maturities of one year or less.

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
As of May 31, 2023, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on Eurodollar Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of May 31, 2023, the commitment fee rate was 0.20%.

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

As of May 31, 2023, the Company had no outstanding borrowings under the Credit Agreement.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At May 31, 2023, the Company had open standby letters of credit totaling $3.8 issued under certain credit lines, including $0.4 under the Loan Agreement and $3.4 under the domestic credit lines discussed below.

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

Lines of Credit

As of May 31, 2023, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of May 31, 2023 and May 31, 2022. As of May 31, 2023, availability under these unsecured money market bid rate credit lines totaled $6.6, excluding commitments of $3.4. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2023, the Company had various local currency international credit lines totaling $24.5, underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $6.0 at May 31, 2023 at a weighted average interest rate of 4.9%, compared to outstanding borrowings of $6.5 at May 31, 2022 at a weighted average interest rate of 5.4%. As of May 31, 2023, the amounts available under these facilities totaled $18.5. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

6. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2023 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2024	$28.9	$0.3
2025	10.5	0.1
2026	1.4	0.1
2027	0.2	—
2028	0.1	—
Thereafter	0.2	—
Total commitments	$41.3	$0.5

The Company had open standby letters of credit of $3.8 and $4.1 issued under certain credit lines as of May 31, 2023 and 2022, respectively, in support of its insurance programs. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to their expiration.

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

During fiscal 2023, the Company received $5.0 in recoveries from its insurance programs related to photo litigation settlements accrued and paid in prior periods. The recoveries were recognized as an offset to the legal settlements and reflected in Selling, general and administrative expenses in the Company's Consolidated Statement of Operations.

During fiscal 2022, the Company received $6.6 in recoveries from its insurance programs related to an intellectual property legal settlement, which was accrued in fiscal 2021. The recoveries were recognized as an offset to the legal settlement and reflected in Selling, general and administrative expenses in the Company's Consolidated Statement of Operations. While the Company expects to receive additional recoveries from its insurance programs, it is premature to determine with any level of probability or accuracy the amount of those recoveries at this time.

7. INVESTMENTS

Investments are included in Other assets and deferred charges on the Consolidated Balance Sheets. The following table summarizes the Company’s investments for the fiscal years ended May 31, 2023:

	2023	2022	Segment
Equity method investments	$31.6	$31.0	International
Other equity investments	6.0	6.0	Children's Book Publishing & Distribution
Total investments	$37.6	$37.0

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

The Company has other equity investments with a net carrying value of less than $0.1 at May 31, 2023 and May 31, 2022.

Income from equity investments reported in Selling, general and administrative expenses in the Consolidated Statements of Operations totaled $0.9 for the year ended May 31, 2023, $2.0 for the year ended May 31, 2022 and $7.4 for the year ended May 31, 2021. The Company did not receive dividends for the year ended May 31, 2023 and received dividends of $1.4 for the year ended May 31, 2022.

8. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2023	2022
Land	$79.5	$79.6
Buildings	231.7	232.5
Capitalized software	270.2	243.6
Furniture, fixtures and equipment	212.9	206.5
Building and leasehold improvements	218.7	214.9
Construction in progress	46.0	33.9
Total at cost	$1,059.0	$1,011.0
Less: Accumulated depreciation and amortization	(537.6)	(494.0)
Property, plant and equipment, net	$521.4	$517.0

Included in Other assets and deferred charges	2023	2022
Capitalized Cloud Computing Arrangements	$32.2	$32.3

Depreciation and amortization expense related to property, plant, and equipment was $52.5, $54.8 and $58.3 for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. Amortization expense related to cloud computing arrangements was $6.3, $3.9 and $0.7 for the fiscal years ended May 31, 2023, 2022 and 2021, respectively.

In fiscal 2021, the Company recognized a pretax impairment charge of $1.5 related to its plan to cease use of certain leased office space in New York City and consolidate into its company-owned New York headquarters building. Refer to Note 4, "Asset Write Down", for further discussion regarding the impairment.

The following table presents long-lived assets and related additions by reportable segment for the fiscal years ended May 31:

	Additions		Long-lived assets (1)
	2023	2022	2023	2022
Children's Book Publishing and Distribution	$10.6	$5.7	$34.4	$32.3
Education Solutions	0.3	0.5	2.1	2.7
International	4.4	3.9	25.1	25.0
Overhead (2)	22.3	4.3	397.1	396.7
Total (3)	$37.6	$14.4	$458.7	$456.7
(1) Long-lived assets consist of property, plant and equipment, net, excluding capitalized software.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.
(3) Long-lived assets held in the United States were $432.8 and $431.3 as of May 31, 2023 and 2022, respectively. Long-lived assets held outside the United States were $25.9 and $25.4 as of May 31, 2023 and 2022, respectively.

Sale of Long-Lived Assets

Refer to Note 4, Asset Write Down and Sale, for details regarding the disposition of the direct sales business in Asia completed during fiscal 2023.

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

9. LEASES

The following table summarizes right-of-use assets and lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal years ended May 31, 2023 and May 31, 2022:

	May 31, 2023	May 31, 2022	Location within Consolidated Balance Sheet
Operating leases	$85.7	$81.9	Operating lease right-of-use assets, net
Finance leases	6.1	8.1	Property, plant and equipment, net
Total lease assets	$91.8	$90.0

Operating leases:
Current portion	$21.2	$20.8	Current portion of operating lease liabilities
Non-current portion	73.8	69.8	Long-term operating lease liabilities
Total operating lease liabilities	$95.0	$90.6

Finance leases:
Current portion	$2.2	$2.3	Other accrued expenses
Non-current portion	4.6	6.7	Other noncurrent liabilities
Total finance lease liabilities	$6.8	$9.0
Total lease liabilities	$101.8	$99.6

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

The following table summarizes the lease expense activity for the fiscal years ended May 31:

				Location within Consolidated Statements of Operations
	2023	2022	2021
Operating lease expense	$26.6	$25.9	$28.3	Selling, general and administrative expenses
Finance lease costs :
Depreciation of leased assets	2.1	2.2	2.3	Depreciation and amortization
Accretion of lease liabilities	0.3	0.4	0.4	Interest expense
Total lease expense	$29.0	$28.5	$31.0

The following table summarizes certain cash flows information related to the Company's leases for the fiscal years ended May 31:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25.9	$31.4	$27.4
Operating cash flows from finance leases	0.3	0.4	0.4
Financing cash flows from finance leases	2.3	2.3	2.3
Noncash transactions:
Lease assets obtained in exchange for new lease liabilities	27.4	31.8	13.7

The following table provides the maturities of the Company's lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal year ended May 31, 2023:

	Operating Leases	Finance Leases
Fiscal 2024	$25.4	$2.4
Fiscal 2025	20.6	1.6
Fiscal 2026	15.8	1.2
Fiscal 2027	13.6	1.1
Fiscal 2028	11.5	0.8
Thereafter	25.4	0.3
Total lease payments	$112.3	$7.4
Less: interest	(17.3)	(0.6)
Total lease liabilities	$95.0	$6.8

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's leases recorded on the Company's Consolidated Balance Sheet for the fiscal years ended May 31, 2023 and May 31, 2022:

	2023	2022
Weighted-average remaining lease term (years):
Operating Leases	6.1	6.3
Finance Leases	4.2	4.9
Weighted-average discount rate:
Operating Leases	5.1%	4.3%
Finance Leases	4.0%	4.0%

10. ACQUISITIONS

On September 1, 2022, the Company acquired 100% of the share capital of Learning Ovations, Inc., a U.S.-based education technology business and developer of a literacy assessment and instructional system, for $11.1, net of cash acquired. The Company accounted for the acquisition as a business combination under the acquisition method of accounting. Fair values were assigned to the assets and liabilities acquired, including cash, receivables, and technology/know-how. The receivables acquired had a fair value of $0.1 and have been substantially collected as of May 31, 2023. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the technology/know-how using a discount rate of 17.5% to account for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs. The fair values of the net assets were $3.6 which included $4.1 of amortizable intangible assets attributable to the technology/know-how and a $0.6 deferred tax liability. This acquisition resulted in $7.6 of goodwill that was assigned to the Company's Education Solutions segment and is not deductible for tax purposes. The results of operations of this business subsequent to the acquisition are included in the Education Solutions segment. The transaction was not determined to be material to the Company's results and therefore pro forma financial information is not presented.

There were no acquisitions during fiscal 2022.

11. GOODWILL AND OTHER INTANGIBLES

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2023	2022
Gross beginning balance	$164.9	$165.9
Accumulated impairment	(39.6)	(39.6)
Beginning balance	$125.3	$126.3
Additions	7.6	—
Foreign currency translation	(0.2)	(1.0)
Gross ending balance	172.3	164.9
Accumulated impairment	(39.6)	(39.6)
Ending balance	$132.7	$125.3

In fiscal 2023, the Company acquired Learning Ovations, Inc, a U.S.-based education technology business, which resulted in the recognition of $7.6 of Goodwill included in the Education Solutions segment. Refer to Note 10, Acquisitions, for further details regarding the acquisition.

There were no impairment charges related to Goodwill in any of the periods presented. The Company performed a qualitative assessment for the fiscal 2023 annual impairment test and concluded that goodwill is not impaired.

The following table presents Goodwill by segment as of May 31:

	2023	2022
Children's Book Publishing and Distribution	$46.9	$47.0
Education Solutions	75.8	68.3
International	10.0	10.0
Total	$132.7	$125.3

The following table summarizes Other intangibles for the fiscal years ended May 31:

	2023	2022
Other intangibles subject to amortization - beginning balance	$6.0	$8.4
Additions	4.1	—
Amortization expense	(2.2)	(2.0)
Foreign currency translation	(0.1)	(0.4)
Total other intangibles subject to amortization, net of accumulated amortization of $36.5 and $34.3, respectively	$7.8	$6.0

Total other intangibles not subject to amortization	2.1	2.1
Total other intangibles	$9.9	$8.1

In fiscal 2023, the Company acquired Learning Ovations, Inc., a U.S.-based education technology business, which resulted in the recognition of $4.1 of amortizable intangible assets. These intangible assets are amortized over the estimated useful life of 7 years. Refer to Note 10, Acquisitions, for further details regarding the acquisition.

There were no additions to intangible assets for the fiscal year ended May 31, 2022.

Amortization expense for Other intangibles totaled $2.2, $2.0 and $2.2 for the fiscal years ended May 31, 2023, 2022 and 2021, respectively.

The following table reflects the estimated amortization expense for intangibles for future fiscal years ending May 31:

2024	$2.1
2025	1.8
2026	0.9
2027	0.9
2028	0.9
Thereafter	1.2

Intangible assets with indefinite lives consist principally of trademark and tradename rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, tradenames, technology/know-how and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 5.1 years.

There were no impairment charges related to Intangible assets in any of the periods presented.

12. TAXES

The components of Earnings (loss) before income taxes for the fiscal years ended May 31 were:

	2023	2022	2021
United States	$106.3	$76.9	$(45.8)
Non-United States	6.1	12.8	27.6
Total	$112.4	$89.7	$(18.2)

The provision (benefit) for income taxes for the fiscal years ended May 31 consisted of the following components:

	2023	2022	2021
Current
Federal	$26.4	$(2.1)	$2.3
State and local	1.6	0.6	(0.3)
Non-United States	1.6	3.0	6.0
Total Current	$29.6	$1.5	$8.0

Deferred
Federal	$(6.6)	$6.1	$(10.9)
State and local	3.9	2.4	(1.3)
Non-United States	(1.0)	(1.3)	(3.1)
Total Deferred	$(3.7)	$7.2	$(15.3)

Total Current and Deferred	$25.9	$8.7	$(7.3)

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on Earnings (loss) before income taxes for the fiscal years ended May 31 was as follows:

	2023	2022	2021
Computed federal statutory provision	21.0%	21.0%	21.0%
State income tax provision, net of federal income tax benefit	4.6	3.1	(10.4)
Difference in effective tax rates on earnings of foreign subsidiaries	0.0	(0.2)	7.0
Rate differential on net operating loss carrybacks	—	—	19.3
GILTI inclusion	0.4	—	(2.7)
Foreign derived intangible income deduction	(1.7)	—	—
Various tax credits	(1.5)	(1.9)	6.5
Valuation allowances	—	0.2	25.7
Uncertain positions	(0.8)	(8.1)	(14.6)
Equity and other compensation	2.9	1.2	(8.7)
Return to provision adjustments	(1.3)	(4.4)	—
Other, net	(0.6)	(1.2)	(3.0)
Effective tax rates	23.0%	9.7%	40.1%
Total provision (benefit) for income taxes	$25.9	$8.7	$(7.3)

Unremitted Earnings

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. The Company is permanently reinvested in certain foreign subsidiaries representing a portion of the Company's investments in foreign subsidiaries. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment. As of May 31, 2023, there have been no adjustments to the income tax provision related to unremitted earnings.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31 were as follows:

	2023	2022
Deferred tax assets:
Tax uniform capitalization	$18.0	$9.8
Prepublication expenses	1.4	0.6
Inventory reserves	20.7	21.3
Allowance for credit losses	2.2	4.0
Deferred revenue	3.8	2.5
Stock based compensation	4.5	8.0
Other reserves	5.9	8.4
Postretirement, post employment and pension obligations	2.2	2.3
Tax carryforwards	25.2	35.2
Lease liabilities	24.2	22.8
Other	13.6	15.7
Gross deferred tax assets	$121.7	$130.6
Valuation allowance	(18.1)	(23.1)
Total deferred tax assets	$103.6	$107.5
Deferred tax liabilities:
Depreciation and amortization	(45.2)	(66.4)
Lease right-of-use assets	(21.8)	(20.7)
Research and development costs capitalized	(12.1)	—
Other	(3.5)	(2.5)
Total deferred tax liability	$(82.6)	$(89.6)
Total net deferred tax assets	$21.0	$17.9

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, duration of statutory carryforward periods, tax planning strategies and historical experience. For the fiscal year ended May 31, 2023, the valuation allowance decreased by $5.0 primarily due to the disposition of the direct sales business in Asia and the write-off of the related foreign net operating losses. For the fiscal year ended May 31, 2022, there was no significant change to the valuation allowance as the release of a prior fiscal year foreign net operating loss was offset by an accrual related to foreign tax credits.

The Company has tax effected federal, state and foreign net operating loss carryforwards of $0.3, $3.2 and $19.9, respectively, for the fiscal year ended May 31, 2023. In addition, the Company has certain tax carryforwards related to tax credits of $1.8 for the fiscal year ended May 31, 2023. Certain state net operating loss carryforwards, if not utilized, expire at various times, primarily between fiscal year 2024 and fiscal year 2043. Certain foreign net operating loss carryforwards, if not utilized, also expire at various times. Approximately half of the foreign net operating loss carryforwards expire between fiscal year 2024 and fiscal year 2043 and the remaining carryforwards do not have an expiration date.

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

The total amount of unrecognized tax benefits at May 31, 2023, 2022, and 2021 were $2.0, excluding $0.1 accrued for interest and penalties, $3.1, excluding $0.3 accrued for interest and penalties, and $12.3, excluding $2.6 accrued for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2023, 2022, and 2021, $2.0, $3.1 and $12.3, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized a benefit of $0.1, a benefit of $2.3, and an expense of $0.5 for the years ended May 31, 2023, 2022, and 2021, respectively.

The table below presents a reconciliation of the unrecognized tax benefits for the fiscal years indicated:

Gross unrecognized benefits at May 31, 2020	$10.2
Decreases related to prior year tax positions	(0.2)
Increase related to prior year tax positions	2.6
Increases related to current year tax positions	0.2
Settlements during the period	(0.2)
Lapse of statute of limitation	(0.3)
Gross unrecognized benefits at May 31, 2021	$12.3
Decreases related to prior year tax positions	(6.8)
Increase related to prior year tax positions	0.5
Increases related to current year tax positions	0.6
Settlements during the period	(3.5)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2022	$3.1
Decreases related to prior year tax positions	(1.7)
Increase related to prior year tax positions	0.1
Increases related to current year tax positions	0.5
Settlements during the period	—
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2023	$2.0

Income Tax Returns

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company was previously under audit for the fiscal 2015 through fiscal 2020 tax years and the examination was completed in the second quarter of fiscal 2023 with no impact to the financial results. The fiscal 2021 and fiscal 2022 tax years remain subject to audit.

Tax Legislation Updates

In response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which, among other things, included provisions related to the carry back of net operating losses and the Employee Retention Credit. The Company applied these provisions as applicable. During the first quarter of fiscal 2022, the Company received a federal tax refund of $63.1 primarily related to the carry back of net operating losses generated in the U.S. In fiscal 2021, the Company applied for employee retention credits in the U.S. and received all amounts as of May 31, 2023.

Non-income Taxes

The Company is subject to tax examinations for sales-based taxes. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. The Company assesses sales tax contingencies for each jurisdiction in which it operates, considering all relevant facts including statutes, regulations, case law and experience. Where a sales tax liability in respect to a jurisdiction is probable and can be reliably estimated for such jurisdiction, the Company has made accruals for these matters which are reflected in the Company’s Consolidated Financial Statements. These amounts are included in the Consolidated Financial Statements in Selling, general and administrative expenses. Future developments relating to the foregoing could result in adjustments being made to these accruals. During fiscal 2023, the Company recognized a benefit of $1.8 related to a favorable settlement of certain legacy sales tax matters.

13. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2023:

	Class A Stock	Common Stock	Preferred Stock
Authorized	4,000,000	70,000,000	2,000,000
Reserved for Issuance	—	7,005,664	—
Outstanding	1,656,200	30,004,691	—

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

Stock-based awards

At May 31, 2023, the Company maintained four stockholder-approved stock-based compensation plans with regard to the Common Stock:

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

The 2011 Plan was approved by the Class A Stockholders in September 2011 and provides for the issuance of certain equity awards, including non-qualified stock options, time-vested restricted stock units, performance-based restricted stock units, all of which have been issued by the Company to date, and incentive stock options and other equity awards. In September 2014, the Class A Stockholders approved the second amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 Plan by 2,475,000 shares. In September 2018, the Class A Stockholders approved the third amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 Plan by 2,540,000 shares, for a total of 7,115,000 shares available for issuance under the 2011 Plan. No further awards can be granted under the 2011 Plan.

The Company’s stock-based awards vest over periods not to exceed four years and the Company's equity plans permit the acceleration of vesting upon retirement for certain eligible employees, as well as for certain other events.

At May 31, 2023, non-qualified stock options to purchase 617,607 and 2,365,853 shares of Common Stock were outstanding under the 2021 and 2011 Plan, respectively. During fiscal 2023, 294,486 options were granted under the 2021 Plan at a weighted average exercise price of $41.86.

At May 31, 2023, 1,621,732 shares of Common Stock were available for issuance under the 2021 Plan.

In September 2017, the Class A Stockholders approved the 2017 Directors Plan which has 400,000 shares of Common Stock reserved for issuance and provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and/or restricted stock units with a value equal to a fixed dollar amount. The total dollar amount, as well as the relative percentage of stock options and restricted stock units, is determined annually by the Board (or Committee designated by the Board) in advance of the grant date. In July 2022, the Board approved the fiscal 2023 grant to each non-employee director, on the date of the 2022 annual meeting of stockholders, of stock options and restricted stock units having a combined value, as determined by the Board, of one hundred thousand dollars ($100,000), (based on the fair market value on the date of grant), with 60% of such award to be awarded as restricted stock units and 40% of such award to be awarded as stock options, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of stockholders following the date of grant.

In September 2007, the Class A Stockholders approved the 2007 Directors Plan. From September 2007 through September 2011, the 2007 Directors Plan provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In September 2012, the Class A Stockholders approved an amendment and restatement of the 2007 Directors Plan (the “Amended 2007 Directors Plan”), which provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. The total amount, as well as the relative percentage of stock options and restricted stock units, were to be determined annually by the Board (or committee designated by the Board) in advance of the grant date. The value of the stock option was determined based on the Black-Scholes option pricing method, with the exercise price being the fair market value of the Common Stock on the grant date, and the value of the restricted stock unit portion is the fair market value of the Common Stock on the grant date. In December 2015, the Board approved amendment number 2 to the Amended 2007 Directors Plan to provide that a non-employee director elected between annual meetings of stockholders would receive a grant at the time of such election equal to a pro rata portion of the most recent annual grant of stock options and restricted stock units, based on the number of regular Board meetings remaining to be held for the annual period during which such election occurred.

During fiscal 2023, an aggregate of 20,510 options at a weighted average exercise price of $42.40 per share and 9,905 restricted stock units were granted to the non-employee directors under the 2017 Directors Plan, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of Stockholders following the date of grant. As of May 31, 2023, non-qualified stock options to purchase 160,124 and 44,817 shares were outstanding under the 2017 Directors Plan and 2007 Directors Plan, respectively. At May 31, 2023, 147,736 shares of Common Stock were available for issuance under the 2017 Directors Plan.

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

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Company's equity plans for the fiscal years ended May 31:

	2023	2022	2021
Total intrinsic value of stock options exercised	$8.2	$5.1	$0.1
Total stock-based compensation cost (pretax)	10.5	7.8	6.6
Tax benefits (shortfalls) related to stock-based compensation cost	(7.8)	2.3	(3.7)
Weighted average grant date fair value per option	$11.62	$8.04	$3.80

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2023, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $3.4. The weighted average period over which this compensation cost is expected to be recognized is 1.7 years.

The following table sets forth the stock option activity under the Company's equity plans for the fiscal year ended May 31, 2023:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2022	4,257,925	$30.54
Granted	314,996	41.90
Exercised	(689,711)	31.28
Expired, canceled and forfeited	(694,809)	39.06
Outstanding at May 31, 2023	3,188,401	$29.63	4.6	$41.3
Exercisable at May 31, 2023	1,717,085	$31.16	4.2	$19.7

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and senior management under the 2021 Plan and the 2011 Plan. The restricted stock units convert to shares of Common Stock on a one-for-one basis upon vesting, which for time-vested restricted stock units is typically in three or four equal annual installments beginning with the first anniversary of the date of grant. During fiscal 2023, there were 41,177 and 99,237 shares of Common Stock issued upon the vesting of restricted stock units under the 2021 Plan and 2011 Plan, respectively. The Company measures the value of restricted stock units at fair value based on the number of units granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding restricted stock units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the restricted stock unit award activity for the fiscal years ended May 31:

	2023	2022	2021
Granted	139,111	178,461	137,106
Weighted average grant date price per unit	$41.99	$34.45	$21.24

As of May 31, 2023, the total pretax compensation cost not yet recognized by the Company with regard to unvested restricted stock units was $4.6. The weighted average period over which this compensation cost is expected to be recognized is 1.5 years.

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

The following table sets forth the MSPP RSUs activity for the fiscal years ended May 31:

	2023	2022	2021
MSPP RSUs allocated	37,865	33,761	5,665
Purchase price per unit	$25.51	$24.67	$16.88

At May 31, 2023, there were 242,672 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2023, the total pretax compensation cost not yet recognized by the Company with regard to unvested MSPP RSUs was $0.2. The weighted average period over which this compensation cost is expected to be recognized is 2.2 years.

The following table sets forth the restricted stock unit and MSPP RSUs activity for the year ended May 31, 2023:

	Restricted stock units and MSPP RSUs	Weighted Average grant date fair value
Nonvested as of May 31, 2022	317,593	$30.17
Granted	176,976	37.00
Vested	(153,543)	31.59
Forfeited	(8,440)	33.18
Nonvested as of May 31, 2023	332,586	$33.08

The total fair value of shares vested during the fiscal years ended May 31, 2023, 2022 and 2021 was $4.9, $2.8 and $3.2, respectively.

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

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2023	2022	2021
Shares issued	80,897	59,322	67,097
Weighted average purchase price per share	$29.07	$32.52	$22.19

At May 31, 2023, there were 148,923 shares of Common Stock remaining authorized for issuance under the ESPP.

14. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorizations	Amount
March 2020	50.0
December 2022	48.8
March 2023	50.0
Total current Board authorizations	$148.8
Less repurchases made under the authorizations as of May 31, 2023	$(127.2)
Remaining Board authorization at May 31, 2023	$21.6

Remaining Board authorization at May 31, 2023 represents the amount remaining under the current $50.0 Board authorization for Common share repurchases announced on March 22, 2023, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions. See Note 22, "Subsequent Events", for additional Board authorization for Common share repurchases.

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

During the twelve months ended May 31, 2023, there were $135.1 repurchases of the Company's Common Stock, which included the shares repurchased through the modified Dutch auction tender offer and excise tax on share repurchases of $0.6. The Company's repurchase program may be suspended at any time without prior notice.

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

In fiscal 2021, the Company made a change in benefits for certain US postretirement benefit plan participants. Beginning January 1, 2021, the plan established Health Reimbursement Accounts (HRAs) to provide these participants with additional flexibility to choose healthcare options based on individual needs. As a result of this change, the Company remeasured its US Postretirement Benefits obligation as of November 30, 2020, and recognized a reduction of $7.6 to its benefit obligation and a reduction to its accumulated comprehensive loss of $7.6 in fiscal 2021. The related prior service credit is being amortized as a Component of net periodic benefit (cost) over the average remaining life expectancy of plan participants of approximately 12.0 years.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the US Postretirement benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2023, 2022 and 2021, the Company recognized a cumulative reduction of its accumulated postretirement benefit obligation of $0.1, $0.2 and $0.2, respectively, due to the Federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the UK Pension Plan and the US Postretirement Benefits at May 31:

	UK Pension Plan			US Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.4%	3.5%	2.0%	5.3%	4.3%	2.5%
Rate of compensation increase	4.0%	4.1%	4.1%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	1.9%	1.6%	2.1%	3.9%	1.7%	1.5%
Expected long-term return on plan assets	4.4%	3.1%	2.2%	—	—	—
Rate of compensation increase	4.1%	4.1%	3.6%	—	—	—

To develop the expected long-term rate of return on plan assets assumption for the UK Pension Plan, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return on plan assets of 4.4% for the UK Pension Plan.

The following table sets forth the change in benefit obligation for the UK Pension Plan and US Postretirement Benefits at May 31:

	UK Pension Plan		US Postretirement Benefits
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$31.9	$47.0	$9.4	$12.1
Interest cost	1.0	0.8	0.3	0.2
Plan participants’ contributions	—	—	0.0	0.1
Actuarial losses (gains)	(6.7)	(9.6)	(0.8)	(1.9)
Foreign currency translation	(0.3)	(5.3)	—	—
Benefits paid, including expenses	(0.8)	(1.0)	(0.9)	(1.1)
Benefit obligation at end of year	$25.1	$31.9	$8.0	$9.4

The net actuarial gain included in the projected benefit obligation for the UK Pension in fiscal 2023 was primarily due to the significant increase in discount rate and impact of inflation. The net actuarial gain included in the projected benefit obligation for the UK Pension in fiscal 2022 was primarily due to a significant increase in the discount rate.

The net actuarial gain included in the projected benefit obligation for the US Postretirement Benefits in fiscal 2023 was primarily attributable to the increase in discount rate and updated census data. The net actuarial gain included in the projected benefit obligation for the US Postretirement Benefits in fiscal 2022 was primarily due to updated census data and a significant increase in the discount rate.

The following table sets forth the change in plan assets for the UK Pension Plan at May 31:

	UK Pension Plan
	2023	2022
Change in plan assets:
Fair value of plan assets at beginning of year	$30.4	$40.8
Actual return on plan assets	(10.9)	(6.2)
Employer contributions	1.1	1.6
Benefits paid, including expenses	(0.8)	(1.1)
Foreign currency translation	(0.2)	(4.7)
Fair value of plan assets at end of year	$19.6	$30.4

The following table sets forth the net funded status of the UK Pension Plan and US Postretirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	UK Pension Plan		US Postretirement Benefits
	2023	2022	2023	2022
Current liabilities	$—	$—	$(1.0)	$(1.1)
Non-current liabilities	(5.5)	(1.5)	(7.0)	(8.3)
Net funded balance	$(5.5)	$(1.5)	$(8.0)	$(9.4)

The following amounts were recognized in Accumulated other comprehensive income (loss) for the UK Pension Plan and US Postretirement Benefits on the Company’s Consolidated Balance Sheets at May 31:

	2023			2022
	UK Pension Plan	US Postretirement Benefits	Total	UK Pension Plan	US Postretirement Benefits	Total
Actuarial gain (loss)	$(12.4)	$1.3	$(11.1)	$(7.4)	$0.4	$(7.0)
Prior service credit (cost)	0.0	7.5	7.5	(0.0)	8.4	8.4
Amount recognized in Accumulated comprehensive income (loss) net of tax	(12.4)	6.6	(5.8)	(7.4)	6.6	(0.8)

Income tax expense of $2.2, $2.2 and $2.0 were recognized in Accumulated other comprehensive loss at May 31, 2023, 2022 and 2021, respectively.

The following table sets forth the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets with respect to the UK Pension Plan as of May 31:

	UK Pension Plan
	2023	2022
Projected benefit obligations	$25.1	$31.9
Accumulated benefit obligations	25.0	31.6
Fair value of plan assets	19.6	30.4

The following table sets forth the net periodic benefit (cost) for the UK Pension Plan and US Postretirement Benefits for the fiscal years ended May 31:

	UK Pension Plan			US Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Components of net (benefit) cost:
Interest cost	1.0	0.8	0.7	0.3	0.2	0.3
Expected return on assets	(1.3)	(1.2)	(0.9)	—	—	—
Amortization of prior service (credit) loss	0.0	0.0	0.0	(0.8)	(0.8)	(0.6)
Amortization of net actuarial (gain) loss	0.5	0.9	0.6	—	—	—
Net periodic (benefit) cost	$0.2	$0.5	$0.4	$(0.5)	$(0.6)	$(0.3)

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

The following table sets forth the total weighted average asset allocations for the UK Pension Plan by asset category at May 31:

	UK Pension Plan
	2023	2022
Equity securities	29.6%	56.1%
Cash and cash equivalents	5.1%	1.1%
Liability-driven instruments	41.7%	23.2%
Real estate	6.8%	5.7%
Other	16.8%	13.9%
	100.0%	100.0%

The following table sets forth the targeted weighted average asset allocations for the UK Pension Plan included in the Company’s investment policy:

UK Pension Plan
Equity securities	30%
Cash and cash equivalents	5%
Liability-driven instruments	42%
Real estate	7%
Other	16%
Total	100%

The fair values of the Company’s Pension Plan assets are measured using Level 1, Level 2 and Level 3 fair value measurements.

The following table sets forth the measurement of the Company’s Pension Plan assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2023
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.0	$—	$—	$1.0
Equity securities:
U.S. (1)	1.1	—	—	1.1
International (2)	4.7	—	—	4.7
Pooled, Common and Collective Funds (3) (4)	—	8.2	—	8.2
Annuities	—	—	3.3	3.3
Real estate (5)	1.3	—	—	1.3
Total	$8.1	$8.2	$3.3	$19.6

	Assets at Fair Value as of May 31, 2022
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Equity securities:
U.S. (1)	2.4	—	—	2.4
International (2)	14.7	—	—	14.7
Pooled, Common and Collective Funds (3) (4)	—	7.1	—	7.1
Annuities	—	—	4.2	4.2
Real estate (5)	1.7	—	—	1.7
Total	$19.1	$7.1	$4.2	$30.4

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

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $3.3 and $4.2 at May 31, 2023 and May 31, 2022, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2023 and 2022:

Balance at May 31, 2021	$6.0
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2021	(1.2)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.6)
Balance at May 31, 2022	$4.2
Actual Return on Plan Assets:
Relating to assets still held at May 31, 2022	(0.9)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	(0.0)
Balance at May 31, 2023	$3.3

Contributions

In fiscal 2024, the Company expects to make contributions of $1.2 to the UK Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the UK Pension Plan and the US Postretirement Benefits by fiscal year:

	UK Pension Plan	US Postretirement Benefits
	Pension benefits	Benefit payments	Medicare subsidy receipts
2024	$1.2	$1.1	$0.0
2025	1.5	1.0	0.0
2026	1.4	0.9	0.0
2027	1.4	0.9	0.0
2028	1.4	0.8	0.0
2029 - 2033	7.6	3.1	0.1

Assumed health care cost trend rates at May 31:

	2023	2022
Health care cost trend rate assumed for the next fiscal year	6.0%	5.8%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2026

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $8.1, $7.2 and $6.0 for fiscal years 2023, 2022 and 2021, respectively.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the fiscal years ended May 31:

	2023		2022		2021
	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits
Amortization of prior service (credit) loss	$0.0	$(0.8)	$0.0	$(0.8)	$0.0	$(0.6)
Amortization of net actuarial loss (gain)	0.5	—	0.9	—	0.6	—
Tax (benefit) expense	—	0.2	—	0.2	—	0.1
Amounts reclassified from Accumulated other comprehensive income (loss)	$0.5	$(0.6)	$0.9	$(0.6)	$0.6	$(0.5)

The amounts reclassified out of Accumulated other comprehensive income (loss) were recognized in Other components of net periodic benefit (cost) for all periods presented.

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Foreign currency translation adjustments	UK Pension Plan	US Postretirement Benefits	Total
Balance at May 31, 2021 (1)	$(30.1)	$(10.4)	$5.8	$(34.7)
Other comprehensive income (loss) before reclassifications	$(14.5)	$2.1	$1.4	$(11.0)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$0.9	$—	$0.9
Amortization of prior service (credit) cost	—	0.0	(0.6)	(0.6)
Other comprehensive income (loss)	(14.5)	3.0	0.8	(10.7)
Balance at May 31, 2022 (1)	$(44.6)	$(7.4)	$6.6	$(45.4)
Other comprehensive income (loss) before reclassifications	$(5.4)	$(5.5)	$0.6	$(10.3)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$0.5	$—	$0.5
Amortization of prior service (credit) cost	—	0.0	(0.6)	(0.6)
Other comprehensive income (loss)	(5.4)	(5.0)	0.0	(10.4)
Balance at May 31, 2023 (1)	$(50.0)	$(12.4)	$6.6	$(55.8)

(1) Accumulated other comprehensive income (loss) related to the UK Pension Plan and US Postretirement Benefits are reported net of taxes of $2.2, $2.2 and $2.0 at May 31, 2023, 2022, and 2021, respectively.

17. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2023	2022	2021

Net income (loss) attributable to Class A and Common Shares	$86.3	$80.6	$(11.0)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	33.8	34.5	34.3
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	0.9	1.1	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	34.7	35.6	34.3

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share	$2.56	$2.33	$(0.32)
Diluted earnings (loss) per share	$2.49	$2.27	$(0.32)

Anti-dilutive shares pursuant to stock-based compensation plans	0.6	1.6	2.0
*The Company experienced a net loss for the fiscal year ended May 31, 2021 and therefore did not report any dilutive share impact.

The Company measures diluted earnings per share using the Treasury Stock method.

The following table sets forth Options outstanding pursuant to stock-based compensation plans for the fiscal years ended May 31:

	2023	2022
Options outstanding pursuant to stock-based compensation plans (in millions)	3.2	4.3

As of May 31, 2023, $21.6 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 14, “Treasury Stock,” and Note 22, "Subsequent Events," for a more complete description of the Company’s share buy-back program.

18. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at May 31:

	2023	2022

Accrued payroll, payroll taxes and benefits	$29.2	$32.2
Accrued bonus and commissions	31.2	44.2
Accrued other taxes	24.8	26.8
Returns liability	34.9	42.2
Accrued advertising and promotions	7.3	10.3
Other accrued expenses	41.5	37.6
Total accrued expenses	$168.9	$193.3

The table below provides information regarding Accrued severance which is included in Accrued payroll, payroll taxes and benefits on the Company’s Consolidated Balance Sheets at May 31:

	2023	2022
Beginning balance	$3.0	$3.7
Accruals	2.3	8.1
Payments	(5.0)	(8.8)
Ending balance	$0.3	$3.0

The Company implemented cost reduction programs in fiscal 2022, recognizing severance and related charges of $6.2.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses, and recognizes the unrealized gain or loss in other current assets or other current liabilities. The notional values of the contracts as of May 31, 2023 and 2022 were $22.8 and $24.3, respectively. Net unrealized gains of $0.5 and $0.1 were recognized at May 31, 2023 and May 31, 2022, respectively.

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

•Long-lived assets held for sale

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. For the fair value measurements employed by the Company for goodwill, see Note 11, “Goodwill and Other Intangibles." The Company employs fair value measurements for certain property, plant and equipment, production assets, investments and prepublication assets and the Company assessed future expected cash flows attributable to these assets. See Note 7, "Investments", for a more complete description of the fair value measurements employed. During fiscal 2022, operating lease ROU assets were recorded at fair value in connection with an impairment and fair value was determined using the discounted cash flow method. See Note 4, "Asset Write Down", for a more complete description of the impairment recognized in the year ended May 31, 2022. See Note 10, "Acquisitions", for a more complete description of the assets acquired in a business combination in the year ended May 31, 2023.

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using				Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2023	Level 1		Level 2	Level 3	May 31, 2023
Goodwill	$7.6	S	—	$—	$7.6	$—	$7.6
Intangible assets	3.6		—	—	4.1	—	4.1

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2022	Level 1	Level 2	Level 3	May 31, 2022
Accounts Receivable (1)	$1.4	$—	$—	$1.4	$9.3	$—
Inventory (1)	2.3	—	—	2.3	1.6	—
Other Assets (1)	—	—	—	—	0.7	—
Operating lease right-of-use assets, net	—	—	—	—	0.4	—
(1) These assets are related to the direct sales business in Asia. Refer to Note 4, "Asset Write Down", for a more complete description.

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2021	Level 1	Level 2	Level 3	May 31, 2021
Operating lease right-of-use assets, net	$8.1	$—	$—	$9.1	$9.6	$—
Property, plant and equipment, net	—	—	—	—	1.5	—

21. RELATED PARTY TRANSACTIONS

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

22. SUBSEQUENT EVENTS

On June 1, 2023, the Company acquired the remaining shares of Make Believe Ideas Limited for £1.6, increasing the Company's total ownership to 100%.

On July 19, 2023, the Board of Directors declared a quarterly cash dividend of $0.20 per share on the Company's Class A and Common Stock for the first quarter of fiscal 2024. The dividend is payable on September 15, 2023 to shareholders of record as of the close of business on August 31, 2023.

On July 19, 2023, the Board also authorized an increase of $100.0 for Common share repurchases under the Company's share buy-back program, resulting in a current Board authorization of $119.2, which includes $21.6 remaining from the previous Board authorization less share repurchases of $2.4 subsequent to May 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the Company) as of May 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 21, 2023 expressed an unqualified opinion thereon.

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

July 21, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Scholastic Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated July 21 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

July 21, 2023

Supplementary Financial Information
Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2023
Revenues	$262.9	$587.9	$324.9	$528.3	$1,704.0
Cost of goods sold	144.5	260.4	161.1	220.4	786.4
Net income (loss)	(45.4)	75.4	(19.3)	75.8	86.5
Net income (loss) attributable to Scholastic Corporation	(45.5)	75.3	(19.2)	75.7	86.3
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(1.33)	$2.17	$(0.57)	$2.33	$2.56
Diluted (1)	$(1.33)	$2.12	$(0.57)	$2.26	$2.49
2022
Revenues	$259.8	$524.2	$344.5	$514.4	$1,642.9
Cost of goods sold	133.3	238.0	169.6	224.6	765.5
Net income (loss)	(24.4)	68.4	(15.1)	52.1	81.0
Net income (loss) attributable to Scholastic Corporation	(24.2)	68.3	(15.3)	52.1	80.9
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(0.70)	$1.97	$(0.44)	$1.51	$2.33
Diluted (1)	$(0.70)	$1.91	$(0.44)	$1.46	$2.27

(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2023, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2023.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2023, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2023 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

None.

Item 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2023 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2023 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2023 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2023 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 20, 2023 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2023, 2022 and 2021;

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2023, 2022 and 2021;

Consolidated Balance Sheets at May 31, 2023 and 2022;

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2023, 2022 and 2021;

Consolidated Statements of Cash Flows for the years ended May 31, 2023, 2022 and 2021; and

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

10.1
Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) among Scholastic Corporation and Scholastic Inc., as Borrowers, the lenders from time to time party thereto, Wells Fargo Bank, National Association and Truist Bank as Co-Syndication Agents, Fifth Third Bank, National Association, HSBC Bank USA, National Association, and Citibank, N.A. as Co-Agents and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on March 24, 2023, SEC File No. 000-19860 (the "February 28, 2023 10-Q").

10.2
First Amendment, dated as of February 28, 2023, to the Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) by and between Scholastic Corporation and Scholastic Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on March 24, 2023, SEC File No. 000-19860 (the "February 28, 2023 10-Q").

10.3
Second Amendment, dated as of February 28,2023, to the Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) by and between Scholastic Corporation and Scholastic Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to the February 28, 2023 10-Q).

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

10.8*
Form of Restricted Stock Unit Agreement under the 2007 Directors’ Plan (incorporated by reference to the 2009 10-K) and the Form of Restricted Stock Unit Agreement under the 2007 Directors' Plan, effective July 18, 2012 (incorporated by reference to the November 30, 2012 10-Q).

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

10.17*	Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the August 31, 2022 10-Q).

10.18*	Form of Stock Option Agreement under the Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the November 30, 2021 10-Q).

10.19*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the November 30, 2021 10-Q).

10.20*	Amended and Restated Employment Agreement between Scholastic Corporation and Peter Warwick, effective August 1, 2021 (incorporated by reference to the August 31, 2022 10-Q).

10.21*	Stock Option Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.22*	Restricted Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.23*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.24*
Share Repurchase Agreement between Scholastic Corporation and the Preliminary co-Executors of the Estate of M. Richard Robinson, Jr., effective January 12, 2022, (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on March 18, 2022, SEC file No. 000-19860)(“the February 28, 2022 10-Q”).

10.25*	Supplemental Incentive Bonus Plan Agreement between Scholastic Corporation and Rosamund M. Else-Mitchell, effective February 8, 2022, (incorporated by reference to the February 28, 2022 10-Q).

10.26*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 19, 2022, (incorporated by reference to the August 31, 2022 10-Q).

21	Subsidiaries of the Corporation, as of May 31, 2023.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Document **

101.DEF	XBRL Taxonomy Extension Definitions Document **

101.LAB	XBRL Taxonomy Extension Labels Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16 | Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 21, 2023	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Peter Warwick	President and Chief Executive Officer and Director (principal executive officer)	July 21, 2023
Peter Warwick

/s/ Kenneth J. Cleary	Chief Financial Officer (principal financial officer)	July 21, 2023
Kenneth J. Cleary

/s/ Paul Hukkanen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	July 21, 2023
Paul Hukkanen

/s/ Andrés Alonso	Director	July 21, 2023
Andrés Alonso

/s/ James W. Barge	Director	July 21, 2023
James W. Barge

/s/ John L. Davies	Director	July 21, 2023
John L. Davies

/s/ Robert L. Dumont	Director	July 21, 2023
Robert L. Dumont

/s/ Linda Li	Director	July 21, 2023
Linda Li

/s/ Iole Lucchese	Director	July 21, 2023
Iole Lucchese

/s/ Verdell Walker	Director	July 21, 2023
Verdell Walker

/s/ David J. Young	Director	July 21, 2023
David J. Young

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED May 31, 2023

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

				(Amounts in millions)
				Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2023
Allowance for credit losses	$25.9	$3.3	$12.5		$16.7
Returns liability	42.2	60.2	67.5	(1)	34.9
Reserves for obsolescence	106.6	26.5	32.2		100.9
Reserve for royalty advances	76.0	4.2	1.1		79.1
2022
Allowance for credit losses	$21.4	$15.2	$10.7		$25.9
Returns liability	45.2	58.8	61.8	(1)	42.2
Reserves for obsolescence	99.6	27.7	20.7		106.6
Reserve for royalty advances	115.5	4.1	43.6	(2)	76.0
2021
Allowance for credit losses	$19.9	$5.2	$3.7		$21.4
Returns liability	43.5	66.0	64.3	(1)	45.2
Reserves for obsolescence	91.1	36.6	28.1		99.6
Reserve for royalty advances	109.5	5.4	(0.6)		115.5

(1)Represents actual returns charged to the reserve.
(2)Primarily represents write-offs for fully reserved advances.

S-2