Form 10-Q
period 2023-08-31
SCHOLASTIC CORP
filed 2023-09-22
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	August 31, 2023	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of August 31, 2023
Common Stock, $0.01 par value	29,359,962
Class A Stock, $0.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED August 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31,
	2023	2022
Revenues	$228.5	$262.9
Operating costs and expenses:
Cost of goods sold	130.0	144.5
Selling, general and administrative expenses	184.2	162.8
Depreciation and amortization	13.4	13.7
Total operating costs and expenses	327.6	321.0
Operating income (loss)	(99.1)	(58.1)
Interest income (expense), net	1.4	0.2
Other components of net periodic benefit (cost)	(0.3)	0.0
Earnings (loss) before income taxes	(98.0)	(57.9)
Provision (benefit) for income taxes	(23.8)	(12.5)
Net income (loss)	(74.2)	(45.4)
Less: Net income (loss) attributable to noncontrolling interest	—	0.1
Net income (loss) attributable to Scholastic Corporation	$(74.2)	$(45.5)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(2.35)	$(1.33)
Diluted	$(2.35)	$(1.33)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,
	2023	2022
Net income (loss)	$(74.2)	$(45.4)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	1.8	(9.6)
Pension and postretirement adjustments (net of tax)	0.2	0.0
Total other comprehensive income (loss), net	$2.0	$(9.6)
Comprehensive income (loss)	$(72.2)	$(55.0)
Less: Net income (loss) attributable to noncontrolling interest	—	0.1
Comprehensive income (loss) attributable to Scholastic Corporation	$(72.2)	$(55.1)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2023	May 31, 2023	August 31, 2022
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$125.8	$224.5	$239.7
Accounts receivable, net	201.9	278.0	242.9
Inventories, net	353.2	334.5	379.1
Income tax receivable	33.4	8.9	40.4
Prepaid expenses and other current assets	70.4	47.0	89.4
Total current assets	784.7	892.9	991.5
Noncurrent Assets:
Property, plant and equipment, net	523.3	521.4	512.6
Prepublication costs, net	55.0	56.4	53.6
Operating lease right-of-use assets, net	96.4	85.7	77.9
Royalty advances, net	58.6	56.8	57.6
Goodwill	132.8	132.7	124.7
Noncurrent deferred income taxes	20.5	21.0	21.1
Other assets and deferred charges	101.0	99.8	92.7
Total noncurrent assets	987.6	973.8	940.2
Total assets	$1,772.3	$1,866.7	$1,931.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$5.9	$6.0	$6.3
Accounts payable	167.7	170.9	208.9
Accrued royalties	72.0	52.8	85.0
Deferred revenue	171.1	169.1	182.6
Other accrued expenses	145.9	168.9	162.6
Accrued income taxes	13.2	13.4	1.7
Operating lease liabilities	22.9	21.2	21.2
Total current liabilities	598.7	602.3	668.3
Noncurrent Liabilities:
Long-term debt	—	—	—
Operating lease liabilities	83.1	73.8	65.8
Other noncurrent liabilities	35.9	26.1	31.3
Total noncurrent liabilities	119.0	99.9	97.1
Commitments and Contingencies (see Note 5)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 29.3, 30.0, and 32.7 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	632.7	632.2	629.5
Accumulated other comprehensive income (loss)	(53.8)	(55.8)	(55.0)
Retained earnings	955.1	1,035.6	924.1
Treasury stock, at cost: 13.6, 12.9 and 10.2 shares, respectively	(479.8)	(449.5)	(334.2)
Total stockholders’ equity of Scholastic Corporation	1,054.6	1,162.9	1,164.8
Noncontrolling interest	—	1.6	1.5
Total stockholders’ equity	1,054.6	1,164.5	1,166.3
Total liabilities and stockholders’ equity	$1,772.3	$1,866.7	$1,931.7
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2022	1.7	$0.0	32.5	$0.4	$627.0	$(45.4)	$976.5	$(341.5)	$1,217.0	$1.4	$1,218.4
Net Income (loss)	—	—	—	—	—	—	(45.5)	—	(45.5)	0.1	(45.4)
Foreign currency translation adjustment	—	—	—	—	—	(9.6)	—	—	(9.6)	—	(9.6)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.0	—	—	0.0	—	0.0
Stock-based compensation	—	—	—	—	1.7	—	—	—	1.7	—	1.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	11.6	—	—	—	11.6	—	11.6
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(10.8)	—	—	12.4	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.9)	—	(6.9)	—	(6.9)
Balance at August 31, 2022	1.7	$0.0	32.7	$0.4	$629.5	$(55.0)	$924.1	$(334.2)	$1,164.8	$1.5	$1,166.3

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2023	1.7	$0.0	30.0	$0.4	$632.2	$(55.8)	$1,035.6	$(449.5)	$1,162.9	$1.6	$1,164.5
Net Income (loss)	—	—	—	—	—	—	(74.2)	—	(74.2)		(74.2)
Foreign currency translation adjustment	—	—	—	—	—	1.8	—	—	1.8	—	1.8
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.3	—	—	—	2.3	—	2.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Purchases of treasury stock at cost	—	—	(0.8)	—	—	—	—	(36.2)	(36.2)	—	(36.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.3)	—	—	5.9	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Other (noncontrolling interest)	—	—	—	—	(0.5)	0.0	—	—	(0.5)	(1.6)	(2.1)
Balance at August 31, 2023	1.7	$0.0	29.3	$0.4	$632.7	$(53.8)	$955.1	$(479.8)	$1,054.6	$—	$1,054.6
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2023	2022
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$(74.2)	$(45.5)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	0.6	(1.5)
Provision for losses on inventory	6.2	4.2
Provision for losses on royalty advances	0.9	0.9
Amortization of prepublication costs	6.7	6.3
Depreciation and amortization	15.8	16.2
Amortization of pension and postretirement plans	0.1	(0.1)
Deferred income taxes	0.5	0.1
Stock-based compensation	2.3	1.7
Income from equity-method investments	(0.2)	(0.1)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	75.8	54.6
Inventories	(24.5)	(105.9)
Prepaid expenses and other current assets	(23.4)	(20.8)
Income tax receivable	(24.5)	(13.7)
Royalty advances	(2.6)	(9.7)
Accounts payable	(3.4)	48.9
Accrued income taxes	(0.1)	(0.9)
Accrued royalties	19.2	24.5
Deferred revenue	2.0	10.4
Other accrued expenses	(21.4)	(28.7)
Other, net	6.1	(1.2)
Net cash provided by (used in) operating activities	(38.1)	(60.3)

Cash flows - investing activities:
Prepublication expenditures	(5.4)	(4.8)
Additions to property, plant and equipment	(14.3)	(11.4)
Other investment and acquisition-related payments	(2.1)	—
Net cash provided by (used in) investing activities	(21.8)	(16.2)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	0.7	1.2
Repayments of lines of credit, credit agreement and revolving loan	(0.9)	(1.3)
Repayment of capital lease obligations	(0.6)	(0.6)
Reacquisition of common stock	(35.9)	(4.7)
Proceeds pursuant to stock-based compensation plans	3.8	12.1
Payment of dividends	(6.5)	(5.1)
Other	0.1	—
Net cash provided by (used in) financing activities	(39.3)	1.6
Effect of exchange rate changes on cash and cash equivalents	0.5	(2.0)

Net increase (decrease) in cash and cash equivalents	(98.7)	(76.9)
Cash and cash equivalents at beginning of period	224.5	316.6
Cash and cash equivalents at end of period	$125.8	$239.7
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

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2024 relate to the twelve-month period ending May 31, 2024.

Noncontrolling Interest

On June 1, 2023, the Company acquired the remaining shares of Make Believe Ideas Limited ("MBI"), a UK-based children's book publishing company, which represented a 5.0% noncontrolling interest, increasing the Company's total ownership from 95.0% to 100%.

Prior to June 1, 2023, the founder and chief executive officer of MBI retained a 5.0% noncontrolling ownership interest in MBI. The Company fully consolidated MBI as of the acquisition date and the 5.0% noncontrolling interest was classified within stockholder's equity.

Interim Financial Statements

The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the Financial Statements for the periods presented.

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

New Accounting Pronouncements

There were no new accounting pronouncements issued in the first quarter of fiscal 2024 which would impact the Company. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended
	August 31,
	2023	2022
Book Clubs - U.S.	$2.6	$6.3
Book Fairs - U.S.	27.3	28.3
Trade - U.S.	62.5	76.2
Trade - International (1)	10.4	13.9
Total Children's Book Publishing and Distribution	$102.8	$124.7

Education Solutions - U.S.	$66.0	$73.2
Total Education Solutions	$66.0	$73.2

International - Major Markets (2)	$47.8	$53.4
International - Other Markets (3)	9.4	11.6
Total International	$57.2	$65.0

Total (4)	$226.0	$262.9
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.
(4) Total revenues of $228.5 in fiscal 2024 include rental income of $2.5 related to leased space in the Company's headquarters which was not allocated to a segment. In fiscal 2023, rental income of $1.5 was recognized as a reduction to Selling, general and administrative expenses.

Estimated Returns

A liability for expected returns of $33.1, $34.9, and $41.5 is recorded within Other accrued expenses as of August 31, 2023, May 31, 2023, and August 31, 2022, respectively. In addition, a return asset of $5.4, $4.7, and $7.8 is recorded within Prepaid expenses and other current assets as of August 31, 2023, May 31, 2023, and August 31, 2022, respectively, for the recoverable cost of product estimated to be returned by customers.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities as of the dates indicated:

	August 31, 2023	May 31, 2023	August 31, 2022
Book fairs incentive credits	$96.1	$110.8	$84.4
Magazines+ subscriptions	24.2	5.0	24.7
U.S. digital subscriptions	26.8	22.8	23.8
U.S. education-related (1)	12.1	9.8	16.5
Media-related	0.0	0.0	15.6
Stored value cards	13.1	12.4	9.3
Other (2)	9.4	8.3	8.3
Total contract liabilities	$181.7	$169.1	$182.6
(1) Primarily includes contract liabilities related to contracts with school districts and professional services.
(2) Primarily includes contract liabilities related to various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. As of August 31, 2023, contract liabilities of $171.1 are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheet and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $10.6 of contract liabilities as of August 31, 2023 are recorded within Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheet as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. Contract liabilities of $169.1 and $182.6 as of May 31, 2023 and August 31, 2022, respectively, are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $32.3 for the three months ended August 31, 2023, and $30.8 for the three months ended August 31, 2022.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2023	$16.7
Provision (benefit)	0.6
Write-offs and other	(0.2)
Balance as of August 31, 2023	$17.1

3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution, Education Solutions and International.

•Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, ebooks, media and interactive products primarily in the

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
United States through its school reading events business, which includes book clubs and book fairs channels, and through the trade channel. This segment is comprised of two operating segments.

•Education Solutions includes the publication and distribution to schools and libraries of children’s books, classroom magazines, print and digital supplemental and core classroom materials and related support services, and print and online reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of one operating segment.

•International includes the publication and distribution of products and services outside the United States by the Company’s international operations and its export businesses. This segment is comprised of three operating segments.

The following table sets forth the Company's revenue and operating income (loss) by segment for the periods indicated:

	Three months ended
	August 31,
	2023	2022
Revenues
Children's Book Publishing and Distribution	$102.8	$124.7
Education Solutions	66.0	73.2
International	57.2	65.0
Total (1)	$226.0	$262.9

Operating income (loss)
Children's Book Publishing and Distribution	$(41.5)	$(30.1)
Education Solutions	(18.7)	(4.3)
International	(8.2)	(3.5)
Overhead (2)	(30.7)	(20.2)
Total	$(99.1)	$(58.1)

(1) Total revenues of $228.5 in fiscal 2024 include rental income of $2.5 related to leased space in the Company's headquarters which was not allocated to a segment. In fiscal 2023, rental income of $1.5 was recognized as a reduction to Selling, general and administrative expenses.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	August 31, 2023	May 31, 2023	August 31, 2022
US Revolving Credit Agreement	$—	$—	$—
Unsecured lines of credit	5.9	6.0	6.3
Total debt	$5.9	$6.0	$6.3
Less lines of credit, short-term debt and current portion of long-term debt	(5.9)	(6.0)	(6.3)
Total long-term debt	$—	$—	$—

The Company's debt obligations as of August 31, 2023 have maturities of one year or less.

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

As of August 31, 2023, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on Eurodollar Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% per annum to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of August 31, 2023, the commitment fee rate was 0.20%.

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
As of August 31, 2023, the Company had no outstanding borrowings under the Credit Agreement.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At August 31, 2023, the Company had open standby letters of credit totaling $3.8 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.4 under the domestic credit lines discussed below.

Lines of Credit

As of August 31, 2023, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of August 31, 2023, May 31, 2023 and August 31, 2022. As of August 31, 2023, availability under these unsecured money market bid rate credit lines totaled $6.6, excluding commitments of $3.4. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2023, the Company had various local currency international credit lines totaling $24.7 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $5.9 at August 31, 2023 at a weighted average interest rate of 4.4%, compared to outstanding borrowings of $6.0 at May 31, 2023 at a weighted average interest rate of 4.9%, and $6.3 at August 31, 2022 at a weighted average interest rate of 5.8%. As of August 31, 2023, the amounts available under these facilities totaled $18.8. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

The Company expects to receive additional recoveries from its insurance programs related to an intellectual property legal settlement accrued during fiscal 2021, however, it is premature to determine with any level of probability or accuracy the amount of those recoveries at this time.

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended
	August 31,
	2023	2022
Net income (loss) attributable to Class A and Common Stockholders	$(74.2)	$(45.5)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	31.6	34.3
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	31.6	34.3
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(2.35)	$(1.33)
Diluted	$(2.35)	$(1.33)
Anti-dilutive shares pursuant to stock-based compensation plans	0.7	0.5
* The Company experienced a net loss for all periods presented and therefore did not report any dilutive share impact

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2023	August 31, 2022
Options outstanding pursuant to stock-based compensation plans (in millions)	3.0	3.3

As of August 31, 2023, $85.7 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 12, Treasury Stock, for a more complete description of the Company’s share buy-back program.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
7. ACQUISITIONS

On June 1, 2023, the Company acquired the remaining shares of Make Believe Ideas Limited, a UK-based children's book publishing company for $2.1, increasing the Company's total ownership from 95.0% to 100%. The acquisition was accounted for as an equity transaction as there was no change in control. The carrying value of the noncontrolling interest at the acquisition date was $1.6. The difference between the fair value of consideration paid and the carrying value was recognized as an adjustment to Additional paid-in capital of $0.5.

8. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

	August 31, 2023	May 31, 2023	August 31, 2022
Gross beginning balance	$132.7	$164.9	$164.9
Accumulated impairment	—	(39.6)	(39.6)
Beginning balance	$132.7	$125.3	$125.3
Additions	—	7.6	—
Foreign currency translation	0.1	(0.2)	(0.6)
Ending balance	$132.8	$132.7	$124.7

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

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	August 31, 2023	May 31, 2023	August 31, 2022
Beginning balance - Other intangibles subject to amortization	$7.8	$6.0	$6.0
Additions	—	4.1	—
Amortization expense	(0.5)	(2.2)	(0.5)
Foreign currency translation	0.0	(0.1)	(0.2)
Total other intangibles subject to amortization, net of accumulated amortization of $37.0, $36.5 and $34.8, respectively	$7.3	$7.8	$5.3
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$9.4	$9.9	$7.4

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

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2023	May 31, 2023	August 31, 2022	Segment
Equity method investments	$32.3	$31.6	$28.7	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$38.3	$37.6	$34.7

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

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $0.2 and $0.1 for the three months ended August 31, 2023 and August 31, 2022, respectively.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	August 31,		August 31,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Interest cost	$0.4	$0.3	$0.1	$0.1
Expected return on assets	(0.3)	(0.3)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.2)	(0.2)
Amortization of net actuarial (gain) loss	0.3	0.1	—	—
Total	$0.4	$0.1	$(0.1)	$(0.1)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the three months ended August 31, 2023, the Company contributed $0.3 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.2 to the UK Pension Plan for the fiscal year ending May 31, 2024.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31,
	2023	2022
Stock option expense	$0.6	$0.6
Restricted stock unit expense	1.5	1.0
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.2	0.1
Total stock-based compensation expense	$2.3	$1.7

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended
	August 31,
	2023	2022
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.3

12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

The table below represents the Board authorization at the dates indicated:

Authorization	Amount
March 2023	$50.0
July 2023	$100.0
Total current Board authorizations	$150.0
Less repurchases made under these authorizations	$(64.3)
Remaining Board authorization at August 31, 2023	$85.7

Remaining Board authorization at August 31, 2023 represents the amount remaining under the current $100.0 Board authorization for Common share repurchases announced on July 19, 2023, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions

Repurchases of the Company's Common Stock were $36.2, including excise tax on share repurchases of $0.3, during the three months ended August 31, 2023. The Company's repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended August 31, 2023
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2023	$(50.0)	$(5.8)	$(55.8)
Other comprehensive income (loss) before reclassifications	1.8	—	1.8
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	1.8	0.2	2.0
Ending balance at August 31, 2023	$(48.2)	$(5.6)	$(53.8)

	Three months ended August 31, 2022
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2022	$(44.6)	$(0.8)	$(45.4)
Other comprehensive income (loss) before reclassifications	(9.6)	—	(9.6)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.1	0.1
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	(9.6)	0.0	(9.6)
Ending balance at August 31, 2022	$(54.2)	$(0.8)	$(55.0)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Condensed Consolidated Statements of Operations line item
	August 31,	August 31,
	2023	2022
Employee benefit plans:
Amortization of net actuarial loss	$0.3	$0.1	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.2)	(0.2)	Other components of net periodic benefit (cost)
Less: Tax effect	0.1	0.1	Provision (benefit) for income taxes
Total cost, net of tax	$0.2	$0.0

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

The Company's interim effective tax rate, inclusive of discrete items, for the three month period ended August 31, 2023 was 24.3%, compared to 21.6%, for the prior fiscal year period. The increase in the interim effective tax rate was primarily due to an excess tax benefit related to vested option exercises in the three months ended August 31, 2023.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company was previously under audit for the fiscal 2015 through fiscal 2020 tax years and the examination was completed in fiscal 2023 with no impact to the financial results. The fiscal 2021 and fiscal 2022 tax years remain subject to audit.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of August 31, 2023 and August 31, 2022 were
$22.8 and $21.3, respectively. A net unrealized gain of $0.4 and $0.6 was recognized for the three months ended August 31, 2023 and August 31, 2022, respectively.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	August 31, 2023	May 31, 2023	August 31, 2022
Accrued payroll, payroll taxes and benefits	$34.5	$29.2	$36.8
Accrued bonus and commissions	13.0	31.2	12.2
Returns liability	33.1	34.9	41.5
Accrued other taxes	16.0	24.8	21.1
Accrued advertising and promotions	8.5	7.3	9.9
Other accrued expenses	40.8	41.5	41.1
Total accrued expenses	$145.9	$168.9	$162.6

18. SUBSEQUENT EVENTS

On September 20, 2023, the Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2024. The dividend is payable on December 15, 2023 to shareholders of record as of the close of business on October 31, 2023.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the first quarter ended August 31, 2023 were $228.5 million, compared to $262.9 million in the prior fiscal year quarter, a decrease of $34.4 million or 13%. The Company reported net loss per diluted share of Class A and Common Stock of $2.35 in the first quarter of fiscal 2024, compared to a net loss per diluted share of $1.33 in the prior fiscal year quarter.

First quarter results reflect the Company's implementation of its newly integrated school reading events strategy while investing in other areas of its business for long-term growth. Within the Children's Book Publishing and Distribution segment, the trade channel was impacted by the overall softness in the retail book market resulting in lower backlist sales, partly offset by multiple frontlist bestsellers. In Education Solutions, revenues were lower year-over-year, primarily reflecting the shifting seasonality of this business to the fourth fiscal quarter, as well as the timing of revenues from state-sponsored programs. The International segment was also impacted by softness in the retail market which resulted in lower trade channel revenues in major markets.

The Company is well-positioned to meet the demand for the current back-to-school season with a fair count goal of 90% of pre-pandemic levels. The integrated school reading events business has completed its reorganization and begun to implement new customer-centric strategies. Although the trade channel may continue to be impacted by softness in the retail book market, it is expected to benefit from the release of new titles from the Dog Man®, Cat Kid Comic Club®, and HeartstopperTM series, The Harry Potter Wizarding Almanac and the new Goosebumps® TV series on Disney+® and Hulu®. Within Education Solutions, while the Company expects the continuance of the revenue shift trend centered on the fourth fiscal quarter, it continues to be well-positioned to meet the customized needs of educators throughout the year. In addition, the segment is expected to benefit from the actions completed to streamline the organization and adjust the operating model under new leadership. Internationally, the Company expects the recently completed reorganization in Canada to drive greater operating efficiencies across North American operations.

Results of Operations

Consolidated

Revenues for the quarter ended August 31, 2023 decreased by $34.4 million to $228.5 million, compared to $262.9 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues decreased by $21.9 million, primarily driven by lower trade channel revenues which reflect the overall softness in the retail book market resulting in lower backlist sales. In the Education Solutions segment, revenues decreased by $7.2 million primarily due to the timing of revenues from sponsored programs and summer reading offerings. In local currency, the International segment revenues decreased by $6.4 million, reflecting lower sales in Asia as a result of the disposition of the direct sales business, coupled with lower sales in Canada and Australia, primarily from the trade channels, which similar to the U.S., continued to be impacted by the softness in the retail market. International segment revenues were also impacted by unfavorable foreign exchange of $1.4 million in the quarter ended August 31, 2023.

Components of Cost of goods sold for the three months ended August 31, 2023 and August 31, 2022 are as follows:

	Three months ended
	August 31,		August 31,
	2023		2022
($ amounts in millions)	$	% of Revenue	$	% of Revenue
Product, service and production costs and inventory reserves	$72.8	31.8%	$82.4	31.4%
Royalty costs	23.5	10.3%	27.4	10.4%
Prepublication amortization	7.0	3.1%	6.4	2.4%
Postage, freight, shipping, fulfillment and other	26.7	11.7%	28.3	10.8%
Total	$130.0	56.9%	$144.5	55.0%

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Cost of goods sold for the quarter ended August 31, 2023 was $130.0 million, or 56.9% of revenues, compared to $144.5 million, or 55.0% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to higher prepublication amortization as a result of the release of Ready4ReadingTM at the end of fiscal 2023 as well as higher fulfillment costs in Canada and the UK as a result of increased labor costs. Product costs were marginally unfavorable as a result of the higher costs associated with delivering professional learning services within Education Solutions, which were partially offset by lower production costs and favorable product mix in the domestic trade channel.

Selling, general and administrative expenses for the quarter ended August 31, 2023 increased to $184.2 million, compared to $162.8 million in the prior fiscal year quarter. The $21.4 million increase was primarily attributable to higher labor and equipment costs in the U.S. book fairs channel to support the expected increase in fair count for fiscal 2024, in addition to higher severance expense from the Company's restructuring programs of $6.3 million related to reorganization efforts and cost-saving initiatives in the school reading events business, Education Solutions and in Canada. In addition, the Company continued to spend on investments in long-term growth opportunities within the Education Solutions segment.
Depreciation and amortization expenses for the quarter ended August 31, 2023 were $13.4 million compared to $13.7 million in the prior fiscal year quarter. The Company continues to shift spending to cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses rather than Depreciation and amortization. Amortization related to cloud computing arrangements for the quarter ended August 31, 2023 was relatively consistent with the prior year period. There were no significant assets placed into service during the quarter ended August 31, 2023.

Interest income for the quarter ended August 31, 2023 was $1.7 million compared to $0.6 million in the prior fiscal year quarter. The $1.1 million increase was attributable to higher interest rates earned in the quarter ended August 31, 2023. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate. Interest expense for the quarter ended August 31, 2023 was $0.3 million compared to $0.4 million in the prior fiscal year quarter. There were no significant changes in average debt borrowings compared to the prior fiscal year quarter.

The Company's interim effective tax rate, inclusive of discrete items, for the quarter ended August 31, 2023 was 24.3%, compared to 21.6% for the prior fiscal year period.

Net loss attributable to Scholastic Corporation for the quarter ended August 31, 2023 increased by $28.7 million to $74.2 million, compared to $45.5 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $2.35 and $2.35, respectively, for the fiscal quarter ended August 31, 2023, compared to $1.33 and $1.33, respectively, in the prior fiscal year quarter.

Net income attributable to noncontrolling interest for the quarter ended August 31, 2022 was $0.1 million.

Children’s Book Publishing and Distribution

	Three months ended August 31,
			$	%
($ amounts in millions)	2023	2022	Change	Change
Revenues	$102.8	$124.7	$(21.9)	(17.6)%
Cost of goods sold	63.3	77.1	(13.8)	(17.9)%
Other operating expenses (1)	81.0	77.7	3.3	4.2%
Operating income (loss)	$(41.5)	$(30.1)	$(11.4)	(37.9)%
Operating margin	NM	NM
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended August 31, 2023 decreased by $21.9 million to $102.8 million, compared to $124.7 million in the prior fiscal year quarter. Trade channel revenues decreased $17.2 million reflecting the overall softness in the retail book market, driving lower revenues for backlist titles and offsetting strong sales from frontlist bestsellers including This Winter by Alice Oseman, The Bad Guys in Let the Games Begin! (The Bad Guys® #17) by Aaron Blabey, The Official Harry Potter Cookbook, and The Ballad of Songbirds and Snakes by

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Suzanne Collins in paperback. If the retail book market remains soft, the trade channel could continue to be negatively impacted during the remainder of fiscal 2024. In addition, lower media revenues contributed to the revenue decrease as the Company completed the delivery of episodes associated with the production of the animated series "Eva the Owlet"TM in fiscal 2023. Revenues from school reading events decreased $4.7 million primarily due to lower redemptions of book fair incentive program credits. Revenues from school reading events are generally not significant in the first fiscal quarter as most schools are not in session.

Cost of goods sold for the quarter ended August 31, 2023 was $63.3 million, or 61.6% of revenues, compared to $77.1 million, or 61.8% of revenues, in the prior fiscal year quarter. Cost of goods sold benefited from the mix of product sold in the quarter ended August 31, 2023 as compared to the prior fiscal year quarter, coupled with lower production costs.

Other operating expenses for the quarter ended August 31, 2023 increased to $81.0 million, compared to $77.7 million in the prior fiscal year quarter. Other operating expenses increased $3.3 million primarily driven by higher labor and equipment costs in the book fairs channel to support the expected increase in fair count for fiscal 2024, coupled with increased rent for warehouse space. This was partially offset by lower book clubs kit costs as a result of a change in the timing of the distribution of kits to schools.

Segment operating loss for the quarter ended August 31, 2023 was $41.5 million, compared to $30.1 million in the prior fiscal year quarter. The $11.4 million increase in operating loss was primarily attributable to lower trade channel revenues reflecting the continued softness in the retail market, coupled with lower redemptions of book fair incentive program credits. In addition, the segment incurred higher labor and equipment costs in the book fairs channel to support the expected increase in fair count for fiscal 2024.

Education Solutions

	Three months ended August 31,
			$	%
($ amounts in millions)	2023	2022	Change	Change
Revenues	$66.0	$73.2	$(7.2)	(9.8)%
Cost of goods sold	32.6	30.4	2.2	7.2%
Other operating expenses (1)	52.1	47.1	5.0	10.6%
Operating income (loss)	$(18.7)	$(4.3)	$(14.4)	NM
Operating margin	NM	NM
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended August 31, 2023 decreased by $7.2 million to $66.0 million, compared to $73.2 million in the prior fiscal year quarter. The decrease in segment revenues was primarily driven by timing of revenues from sponsored programs and summer learning product offerings as the Company continues to experience a shift in sales into the fourth fiscal quarter. Partially offsetting the lower revenues, the segment benefited from increased revenues from the Scholastic Family and Community Engagement (FACE)TM and Literacy Partners initiatives as a result of continued growth in the funding for community and government programs to support childhood literacy, as well as higher revenues from professional learning services delivered during the quarter ended August 31, 2023.

Cost of goods sold for the quarter ended August 31, 2023 was $32.6 million, or 49.4% of revenues, compared to $30.4 million, or 41.5% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to higher prepublication amortization as result of the release of Ready4ReadingTM at the end of fiscal 2023. In addition, the segment incurred higher product costs associated with the delivery of professional learning services during the quarter ended August 31, 2023.

Other operating expenses for the quarter ended August 31, 2023 were $52.1 million, compared to $47.1 million in the prior fiscal year quarter, resulting in an increase of $5.0 million. The increase in Other operating expenses was primarily attributable to higher labor and outside service costs as a result of increased spending on investments in long-term growth opportunities.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Segment operating loss for the quarter ended August 31, 2023 was $18.7 million, compared to $4.3 million in the prior fiscal year quarter. The $14.4 million increase in operating loss was primarily driven by the timing of revenues related to sponsored programs and summer learning product offerings, coupled with higher cost of product due to the mix of product sold during the quarter ended August 31, 2023 and higher prepublication amortization. In addition, increased spending on investments in growth opportunities, which is expected to continue during fiscal 2024, contributed to the increase in operating loss.

International

	Three months ended August 31,
			$	%
($ amounts in millions)	2023	2022	Change	Change
Revenues	$57.2	$65.0	$(7.8)	(12.0)%
Cost of goods sold	35.9	39.5	(3.6)	(9.1)%
Other operating expenses (1)	29.5	29.0	0.5	1.7%
Operating income (loss)	$(8.2)	$(3.5)	$(4.7)	(134.3)%
Operating margin	NM	NM
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended August 31, 2023 decreased by $7.8 million to $57.2 million, compared to $65.0 million in the prior fiscal year quarter. Local currency revenues across the Company's ongoing foreign operations decreased by $4.8 million, excluding $1.6 million in lower revenues from the disposition of the direct sales business and unfavorable foreign exchange impact of $1.4 million. In Canada, local currency revenues decreased $2.7 million primarily due to lower trade channel sales reflecting the softness in the retail book market, coupled with lower revenues from the book clubs channel. The Company has completed the reorganization of book clubs operations in Canada which is expected to drive greater efficiencies. Local currency revenues in Asia decreased $0.7 million primarily due to lower sales from the trade and Asia export channels as a result of the timing of orders in the prior fiscal year quarter in which shipments shifted in from the fourth quarter of fiscal 2022. In Australia and New Zealand, local currency revenues decreased $1.8 million, primarily driven by lower sales in the Australian trade channel due to the continued softness in the retail market and timing of new releases, partially offset by higher revenues from the book fairs channel driven by higher fair count as the pandemic recovery continued. In the UK, local currency revenues increased $0.2 million, primarily driven by higher revenues from the book fairs channel as a result of increased redemptions of incentive credits, partially offset by lower sales in the trade channel. Export channel sales also increased $0.2 million as compared to the prior fiscal year quarter.

Cost of goods sold for the quarter ended August 31, 2023 was $35.9 million, or 62.8% of revenues, compared to $39.5 million, or 60.8% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenue was attributable to higher fulfillment costs, primarily in Canada and the UK, due to increased labor costs.

Other operating expenses for the quarter ended August 31, 2023 were $29.5 million, compared to $29.0 million in the prior fiscal year quarter. Other operating expenses increased $0.5 million primarily driven by severance expense from restructuring programs within the book clubs channel in Canada of $1.2 million in the quarter ended August 31, 2023, partially offset by favorable foreign exchange impact of $0.6 million.

Segment operating loss for the quarter ended August 31, 2023 was $8.2 million, compared to $3.5 million in the prior fiscal year quarter. The $4.7 million increase in operating loss was primarily driven by lower trade channel revenues in Canada and Australia, coupled with higher fulfillment costs due to increased labor costs in Canada and the UK. In addition, the segment incurred severance expense from restructuring programs in Canada which are expected to drive greater operating efficiencies across North American operations.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overhead

Unallocated overhead expense for the quarter ended August 31, 2023 increased by $10.5 million to $30.7 million, from $20.2 million in the prior year quarter. The increase was primarily attributable to higher employee-related costs, which included severance expense from its restructuring programs of $5.1 million related to the reorganization efforts and cost-saving initiatives in the school reading events division and Education Solutions as well as higher medical expense. This was partially offset by higher rental income of $1.0 million as a result of a new tenant leasing space in the Company's headquarters.

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

Liquidity and Capital Resources

Cash used by operating activities was $38.1 million for the three months ended August 31, 2023, compared to cash used by operating activities of $60.3 million for the prior fiscal year period, representing a decrease in cash used by operating activities of $22.2 million. The decrease in cash used was primarily driven by lower inventory purchases as lead times have returned to pre-pandemic levels resulting in a return to historical purchasing patterns. This was partially offset by lower customer remittances on receivable balances in the quarter ended August 31, 2023. The Company also paid higher severance in the quarter ended August 31, 2023 and increased spending on growth initiatives in Education Solutions as well as increased general expenses in the book fairs channel to support the expected increased fair count for fiscal 2024.

Cash used in investing activities was $21.8 million for the three months ended August 31, 2023, compared to cash used in investing activities of $16.2 million in the prior fiscal year period, representing an increase in cash used in investing activities of $5.6 million. The increase in cash used was driven by higher capital expenditures of $2.9 million, primarily for new point-of-sale and fleet equipment for the book fairs channel, as well as increased prepublication spending of $0.6 million associated with digital product development in Education Solutions. In addition, the Company acquired the remaining shares of Make Believe Ideas Limited for $2.1 million during the quarter ended August 31, 2023.

Cash used in financing activities was $39.3 million for the three months ended August 31, 2023, compared to cash provided by financing activities of $1.6 million for the prior fiscal year period, representing an increase in cash used in financing activities of $40.9 million. The increase in cash used was attributable to common stock repurchases of $35.9 million, compared to repurchases of $4.7 million in the prior fiscal year quarter, a decrease in net proceeds from stock option exercises of $8.3 million in the period ended August 31, 2023 and higher dividend payments of $1.4 million.

Cash Position

The Company’s cash and cash equivalents totaled $125.8 million at August 31, 2023, $224.5 million at May 31, 2023 and $239.7 million at August 31, 2022. Cash and cash equivalents held by the Company’s U.S. operations totaled $90.1 million at August 31, 2023, $174.6 million at May 31, 2023 and $202.2 million at August 31, 2022. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. Under the Company's open-market buy-back program, $85.7 million remained available for future purchases of common shares as of August 31, 2023.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of August 31, 2023, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $125.8 million, cash from operations and the Company's U.S. credit agreement. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. credit agreement, less commitments of $0.4 million, has $299.6 million of availability. Additionally, the Company has short-term credit facilities of $34.7 million, less current borrowings of $5.9 million and commitments of $3.4 million, resulting in $25.4 million of current availability under these facilities at August 31, 2023. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

Financing

The Company is party to the U.S. credit agreement and certain credit lines with various banks as described in Note 4 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had no outstanding borrowings under the U.S. credit agreement as of August 31, 2023.

New Accounting Pronouncements

Reference is made to Note 1 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Forward-Looking Statements

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2023. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of August 31, 2023:

($ amounts in millions)	Fiscal Year Maturity
	2024 (1)	2025	2026	2027	2028	Thereafter	Total	Fair Value at 08/31/2023
Debt Obligations
Lines of credit and current portion of long-term debt	$5.9	$—	$—	$—	$—	$—	$5.9	$5.9
Average interest rate	4.4%	—	—	—	—	—
(1) Fiscal 2024 includes the remaining nine months of the current fiscal year ending May 31, 2024.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2023, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended August 31, 2023:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
June 1 through June 30, 2023	55,291	$43.39	55,291	$19.2
July 1 through July 31, 2023	136,881	43.81	136,881	113.2
August 1 through August 31, 2023	626,255	43.94	626,255	85.7
Total	818,427		818,427	$85.7

(i) Represents the amount remaining at August 31, 2023 under the current $100.0 Board authorization for Common share repurchases announced on July 19, 2023, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 12 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations.

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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2023 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED August 31, 2023
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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2023 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: September 22, 2023	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: September 22, 2023	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)