Form 10-Q
period 2023-11-30
SCHOLASTIC CORP
filed 2023-12-15
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	November 30, 2023	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of November 30, 2023
Common Stock, $0.01 par value	28,222,041
Class A Stock, $0.01 par value	1,656,200

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED November 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,		November 30,
	2023	2022	2023	2022
Revenues	$562.6	$587.9	$791.1	$850.8
Operating costs and expenses:
Cost of goods sold	234.1	260.4	364.1	404.9
Selling, general and administrative expenses	213.1	213.6	397.3	376.4
Depreciation and amortization	14.1	13.8	27.5	27.5
Total operating costs and expenses	461.3	487.8	788.9	808.8
Operating income (loss)	101.3	100.1	2.2	42.0
Interest income (expense), net	0.4	0.7	1.8	0.9
Other components of net periodic benefit (cost)	(0.2)	0.1	(0.5)	0.1
Earnings (loss) before income taxes	101.5	100.9	3.5	43.0
Provision (benefit) for income taxes	24.6	25.5	0.8	13.0
Net income (loss)	76.9	75.4	2.7	30.0
Less: Net income (loss) attributable to noncontrolling interest	—	0.1	—	0.2
Net income (loss) attributable to Scholastic Corporation	$76.9	$75.3	$2.7	$29.8
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$2.51	$2.17	$0.09	$0.86
Diluted	$2.45	$2.12	$0.09	$0.84
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Six months ended
	November 30,		November 30,
	2023	2022	2023	2022
Net income (loss)	$76.9	$75.4	$2.7	$30.0
Other comprehensive income (loss), net:
Foreign currency translation adjustments	0.2	3.0	2.0	(6.6)
Pension and postretirement adjustments (net of tax)	0.1	(0.1)	0.3	(0.1)
Total other comprehensive income (loss), net	$0.3	$2.9	$2.3	$(6.7)
Comprehensive income (loss)	$77.2	$78.3	$5.0	$23.3
Less: Net income (loss) attributable to noncontrolling interest	—	0.1	—	0.2
Comprehensive income (loss) attributable to Scholastic Corporation	$77.2	$78.2	$5.0	$23.1
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2023	May 31, 2023	November 30, 2022
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$149.5	$224.5	$261.1
Accounts receivable, net	311.8	278.0	345.9
Inventories, net	302.3	334.5	380.4
Income tax receivable	11.6	8.9	17.4
Prepaid expenses and other current assets	65.4	47.0	77.5
Total current assets	840.6	892.9	1,082.3
Noncurrent Assets:
Property, plant and equipment, net	523.6	521.4	511.7
Prepublication costs, net	55.2	56.4	53.4
Operating lease right-of-use assets, net	97.3	85.7	75.1
Royalty advances, net	55.4	56.8	57.9
Goodwill	132.8	132.7	132.0
Noncurrent deferred income taxes	20.9	21.0	21.5
Other assets and deferred charges	107.7	99.8	100.1
Total noncurrent assets	992.9	973.8	951.7
Total assets	$1,833.5	$1,866.7	$2,034.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.3	$6.0	$4.8
Accounts payable	159.5	170.9	212.4
Accrued royalties	57.5	52.8	69.4
Deferred revenue	225.0	169.1	232.7
Other accrued expenses	162.5	168.9	180.4
Accrued income taxes	2.5	13.4	2.1
Operating lease liabilities	23.4	21.2	22.9
Total current liabilities	636.7	602.3	724.7
Noncurrent Liabilities:
Long-term debt	—	—	—
Operating lease liabilities	84.1	73.8	61.9
Other noncurrent liabilities	33.6	26.1	29.3
Total noncurrent liabilities	117.7	99.9	91.2
Commitments and Contingencies (see Note 5)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 4.0 shares; Issued and Outstanding, 1.7 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 28.2, 30.0, and 32.4 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	630.8	632.2	629.0
Accumulated other comprehensive income (loss)	(53.5)	(55.8)	(52.1)
Retained earnings	1,026.0	1,035.6	992.4
Treasury stock, at cost: 14.7, 12.9 and 10.6 shares, respectively	(524.6)	(449.5)	(353.2)
Total stockholders’ equity of Scholastic Corporation	1,079.1	1,162.9	1,216.5
Noncontrolling interest	—	1.6	1.6
Total stockholders’ equity	1,079.1	1,164.5	1,218.1
Total liabilities and stockholders’ equity	$1,833.5	$1,866.7	$2,034.0
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2022	1.7	$0.0	32.5	$0.4	$627.0	$(45.4)	$976.5	$(341.5)	$1,217.0	$1.4	$1,218.4
Net Income (loss)	—	—	—	—	—	—	(45.5)	—	(45.5)	0.1	(45.4)
Foreign currency translation adjustment	—	—	—	—	—	(9.6)	—	—	(9.6)	—	(9.6)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.0	—	—	0.0	—	0.0
Stock-based compensation	—	—	—	—	1.7	—	—	—	1.7	—	1.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	11.6	—	—	—	11.6	—	11.6
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(10.8)	—	—	12.4	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.9)	—	(6.9)	—	(6.9)
Balance at August 31, 2022	1.7	$0.0	32.7	$0.4	$629.5	$(55.0)	$924.1	$(334.2)	$1,164.8	$1.5	$1,166.3
Net Income (loss)	—	—	—	—	—	—	75.3	—	75.3	0.1	75.4
Foreign currency translation adjustment	—	—	—	—	—	3.0	—	—	3.0	—	3.0
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	4.2	—	—	—	4.2	—	4.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Purchases of treasury stock at cost	—	—	(0.6)	—	—	—	—	(26.0)	(26.0)	—	(26.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(6.2)	—	—	7.0	0.8	—	0.8
Dividends ($0.20 per share)	—	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Balance at November 30, 2022	1.7	$0.0	32.4	$0.4	$629.0	$(52.1)	$992.4	$(353.2)	$1,216.5	$1.6	$1,218.1

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2023	1.7	$0.0	30.0	$0.4	$632.2	$(55.8)	$1,035.6	$(449.5)	$1,162.9	$1.6	$1,164.5
Net Income (loss)	—	—	—	—	—	—	(74.2)	—	(74.2)	—	(74.2)
Foreign currency translation adjustment	—	—	—	—	—	1.8	—	—	1.8	—	1.8
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.3	—	—	—	2.3	—	2.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Purchases of treasury stock at cost	—	—	(0.8)	—	—	—	—	(36.2)	(36.2)	—	(36.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.3)	—	—	5.9	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Other (noncontrolling interest)	—	—	—	—	(0.5)	—	—	—	(0.5)	(1.6)	(2.1)
Balance at August 31, 2023	1.7	$0.0	29.3	$0.4	$632.7	$(53.8)	$955.1	$(479.8)	$1,054.6	$—	$1,054.6
Net Income (loss)	—	—	—	—	—	—	76.9	—	76.9	—	76.9
Foreign currency translation adjustment	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	4.1	—	—	—	4.1	—	4.1
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.6	—	—	—	0.6	—	0.6
Purchases of treasury stock at cost	—	—	(1.4)	—	—	—	—	(52.3)	(52.3)	—	(52.3)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(6.6)	—	—	7.5	0.9	—	0.9
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Balance at November 30, 2023	1.7	$0.0	28.2	$0.4	$630.8	$(53.5)	$1,026.0	$(524.6)	$1,079.1	$—	$1,079.1
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30,	November 30,
	2023	2022
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$2.7	$29.8
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	3.1	1.3
Provision for losses on inventory	11.8	9.6
Provision for losses on royalty advances	1.5	1.8
Amortization of prepublication costs	13.3	12.4
Depreciation and amortization	32.1	32.2
Amortization of pension and postretirement plans	0.2	(0.2)
Deferred income taxes	0.3	(0.4)
Stock-based compensation	6.4	5.9
Income from equity-method investments	(0.3)	(1.3)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(36.3)	(50.4)
Inventories	21.2	(112.0)
Prepaid expenses and other current assets	(18.3)	(8.9)
Income tax receivable	(2.7)	9.3
Royalty advances	0.0	(10.8)
Accounts payable	(11.3)	51.0
Accrued income taxes	(10.8)	(0.4)
Accrued royalties	4.6	8.9
Deferred revenue	55.8	60.6
Other accrued expenses	(9.3)	(13.3)
Other, net	7.6	(3.8)
Net cash provided by (used in) operating activities	71.6	21.3

Cash flows - investing activities:
Prepublication expenditures	(11.7)	(11.0)
Additions to property, plant and equipment	(29.1)	(24.1)
Other investment and acquisition-related payments	(8.3)	(10.7)
Net cash provided by (used in) investing activities	(49.1)	(45.8)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	27.1	2.0
Repayments of lines of credit, credit agreement and revolving loan	(26.8)	(3.5)
Repayment of capital lease obligations	(1.2)	(1.1)
Reacquisition of common stock	(90.2)	(29.7)
Proceeds pursuant to stock-based compensation plans	6.1	15.3
Payment of dividends	(12.8)	(12.0)
Net cash provided by (used in) financing activities	(97.8)	(29.0)
Effect of exchange rate changes on cash and cash equivalents	0.3	(2.0)

Net increase (decrease) in cash and cash equivalents	(75.0)	(55.5)
Cash and cash equivalents at beginning of period	224.5	316.6
Cash and cash equivalents at end of period	$149.5	$261.1
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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU will be effective for the Company's fiscal year 2025, and interim periods starting in fiscal year 2026. Early adoption is permitted. The amendments in this ASU are to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended		Six months ended
	November 30,		November 30,
	2023	2022	2023	2022
Book Clubs - U.S.	$32.4	$57.6	$35.0	$63.9
Book Fairs - U.S.	242.1	240.8	269.4	269.1
Trade - U.S.	101.0	107.9	163.5	184.1
Trade - International (1)	17.3	12.0	27.7	25.9
Total Children's Book Publishing and Distribution	$392.8	$418.3	$495.6	$543.0

Education Solutions - U.S.	$81.0	$80.0	$147.0	$153.2
Total Education Solutions	$81.0	$80.0	$147.0	$153.2

International - Major Markets (2)	$75.4	$77.1	$123.2	$130.5
International - Other Markets (3)	11.1	12.5	20.5	24.1
Total International	$86.5	$89.6	$143.7	$154.6

Total (4)	$560.3	$587.9	$786.3	$850.8
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.
(4) Total revenues of $562.6 and $791.1 for the three and six months ended November 30, 2023, respectively, included rental income of $2.3 and $4.8, respectively, related to leased space in the Company's headquarters which was not allocated to a segment. Rental income of $1.6 and $3.1 for the three and six months ended November 30, 2022, respectively, was recognized as a reduction to Selling, general and administrative expenses.

Estimated Returns

A liability for expected returns of $37.7, $34.9, and $43.9 is recorded within Other accrued expenses as of November 30, 2023, May 31, 2023, and November 30, 2022, respectively. In addition, a return asset of $5.4, $4.7, and $6.1 is recorded within Prepaid expenses and other current assets as of November 30, 2023, May 31, 2023, and November 30, 2022, respectively, for the recoverable cost of product estimated to be returned by customers.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities as of the dates indicated:

	November 30, 2023	May 31, 2023	November 30, 2022
Book fairs incentive credits	$114.1	$110.8	$107.6
Magazines+ subscriptions	53.3	5.0	55.5
U.S. digital subscriptions	24.6	22.8	22.3
U.S. education-related (1)	10.6	9.8	13.4
Media-related	0.2	0.0	10.6
Stored value programs	24.1	12.4	13.8
Other (2)	7.6	8.3	9.5
Total contract liabilities	$234.5	$169.1	$232.7
(1) Primarily includes contract liabilities related to contracts with school districts and professional services.
(2) Primarily includes contract liabilities related to various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. As of November 30, 2023, contract liabilities of $225.0 are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheet and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $9.5 of contract liabilities as of November 30, 2023 are recorded within Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheet as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. Contract liabilities of $169.1 and $232.7 as of May 31, 2023 and November 30, 2022, respectively, are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $48.4 and $80.7 for the three and six months ended November 30, 2023, respectively, and $49.5 and $80.3 for the three and six months ended November 30, 2022, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2023	$16.7
Provision (benefit)	0.6
Write-offs and other	(0.2)
Balance as of August 31, 2023	$17.1
Provision (benefit)	2.5
Write-offs and other	(3.4)
Balance as of November 30, 2023	$16.2

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution, Education Solutions and International.

•Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, ebooks, media and interactive products primarily in the United States through its school reading events business, which includes the book clubs and book fairs channels, and through the trade channel. This segment is comprised of two operating segments.

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

The following table sets forth the Company's revenue and operating income (loss) by segment for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2023	2022	2023	2022
Revenues
Children's Book Publishing and Distribution	$392.8	$418.3	$495.6	$543.0
Education Solutions	81.0	80.0	147.0	153.2
International	86.5	89.6	143.7	154.6
Total (1)	$560.3	$587.9	$786.3	$850.8

Operating income (loss)
Children's Book Publishing and Distribution	$110.8	$113.2	$69.3	$83.1
Education Solutions	5.8	7.0	(12.9)	2.7
International	8.0	6.7	(0.2)	3.2
Overhead (2)	(23.3)	(26.8)	(54.0)	(47.0)
Total	$101.3	$100.1	$2.2	$42.0
(1) Total revenues of $562.6 and $791.1 for the three and six months ended November 30, 2023, respectively, included rental income of $2.3 and $4.8, respectively, related to leased space in the Company's headquarters which was not allocated to a segment. Rental income of $1.6 and $3.1 for the three and six months ended November 30, 2022, respectively, was recognized as a reduction to Selling, general and administrative expenses.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	November 30, 2023	May 31, 2023	November 30, 2022
US Revolving Credit Agreement	$—	$—	$—
Unsecured lines of credit	6.3	6.0	4.8
Total debt	$6.3	$6.0	$4.8
Less lines of credit, short-term debt and current portion of long-term debt	(6.3)	(6.0)	(4.8)
Total long-term debt	$—	$—	$—

The Company's debt obligations as of November 30, 2023 have maturities of one year or less.

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

As of November 30, 2023, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on Eurodollar Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% per annum to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of November 30, 2023, the commitment fee rate was 0.20%.

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
As of November 30, 2023, the Company had no outstanding borrowings under the Credit Agreement.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At November 30, 2023, the Company had open standby letters of credit totaling $3.8 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.4 under the domestic credit lines discussed below.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Lines of Credit

As of November 30, 2023, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of November 30, 2023, May 31, 2023 and November 30, 2022. As of November 30, 2023, availability under these unsecured money market bid rate credit lines totaled $6.6, excluding commitments of $3.4. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2023, the Company had various local currency international credit lines totaling $30.9 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $6.3 at November 30, 2023 at a weighted average interest rate of 3.9%, compared to outstanding borrowings of $6.0 at May 31, 2023 at a weighted average interest rate of 4.9%, and $4.8 at November 30, 2022 at a weighted average interest rate of 5.8%. As of November 30, 2023, the amounts available under these facilities totaled $24.6. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2023	2022	2023	2022
Net income (loss) attributable to Class A and Common Stockholders	$76.9	$74.8	$2.7	$29.6
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	30.7	34.5	31.2	34.4
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.7	0.9	0.8	1.0
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	31.4	35.4	32.0	35.4
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$2.51	$2.17	$0.09	$0.86
Diluted	$2.45	$2.12	$0.09	$0.84
Anti-dilutive shares pursuant to stock-based compensation plans	1.1	1.3	0.7	0.8

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2023	November 30, 2022
Options outstanding pursuant to stock-based compensation plans (in millions)	3.1	3.4

As of November 30, 2023, $33.8 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 12, Treasury Stock, for a more complete description of the Company’s share buy-back program and Note 18, "Subsequent Events", for additional Board authorization for Common share repurchases.

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

On September 1, 2022, the Company acquired 100% of the share capital of Learning Ovations, Inc., a U.S.-based education technology business and developer of a literacy assessment and instructional system, for $11.1, net of cash acquired. The Company accounted for the acquisition as a business combination under the acquisition method of accounting. Fair values were assigned to the assets and liabilities acquired, including cash, receivables, and technology/know-how. The receivables acquired had a fair value of $0.1 and have been collected as of November 30, 2023. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the technology/know-how using a discount rate of 17.5% to account for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs. The fair values of the net assets were $3.6, which included $4.1 of amortizable intangible assets attributable to the technology/know-how and a $0.6 deferred tax liability. This acquisition resulted in $7.6 of goodwill that was assigned to the Company's Education Solutions segment and was not deductible for tax purposes. The results of operations of this business subsequent to the acquisition are included in the Education Solutions segment. The transaction was not determined to be material to the Company's results and therefore pro forma financial information has not been presented.

8. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

	November 30, 2023	May 31, 2023	November 30, 2022
Gross beginning balance	$172.3	$164.9	$164.9
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$132.7	$125.3	$125.3
Additions	—	7.6	7.0
Foreign currency translation	0.1	(0.2)	(0.3)
Ending balance	$132.8	$132.7	$132.0

In fiscal 2023, the Company acquired Learning Ovations, Inc, a U.S.-based education technology business, which resulted in the recognition of $7.6 of Goodwill included in the Education Solutions segment. Refer to Note 7, Acquisitions, for further details regarding the acquisition.

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

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	November 30, 2023	May 31, 2023	November 30, 2022
Beginning balance - Other intangibles subject to amortization	$7.8	$6.0	$6.0
Additions	5.8	4.1	4.1
Amortization expense	(1.2)	(2.2)	(1.1)
Foreign currency translation	0.0	(0.1)	(0.1)
Total other intangibles subject to amortization, net of accumulated amortization of $37.7, $36.5 and $35.4, respectively	$12.4	$7.8	$8.9
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$14.5	$9.9	$11.0

During the second quarter of fiscal 2024, the Company acquired certain amortizable intangible assets related to educational programs for $5.8. These intangible assets are amortized over the estimated useful life of 8 years.

In fiscal 2023, the Company acquired Learning Ovations, Inc., a U.S.-based education technology business, which resulted in the recognition of $4.1 of amortizable intangible assets. These intangible assets are amortized over the estimated useful life of 7 years.

Intangible assets with indefinite lives consist principally of trademark and trade name rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, trade names and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 6.1 years.

There were no impairment charges related to Intangible assets in any of the periods presented.

9. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2023	May 31, 2023	November 30, 2022	Segment
Equity method investments	$32.4	$31.6	$31.0	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$38.4	$37.6	$37.0

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

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $0.1 and $0.3 for the three and six months ended November 30, 2023, respectively, and $1.2 and $1.3 for the three and six months ended November 30, 2022, respectively.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	November 30,		November 30,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Interest cost	$0.3	$0.2	$0.1	$0.1
Expected return on assets	(0.3)	(0.3)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.2)	(0.2)
Amortization of net actuarial (gain) loss	0.3	0.1	0.0	—
Total	$0.3	$0.0	$(0.1)	$(0.1)

	UK Pension Plan		US Postretirement Benefits
	Six months ended		Six months ended
	November 30,		November 30,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Interest cost	$0.7	$0.5	$0.2	$0.2
Expected return on assets	(0.6)	(0.6)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.4)	(0.4)
Amortization of net actuarial (gain) loss	0.6	0.2	0.0	—
Total	$0.7	$0.1	$(0.2)	$(0.2)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the six months ended November 30, 2023, the Company contributed $0.6 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.2 to the UK Pension Plan for the fiscal year ending May 31, 2024.

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2023	2022	2023	2022
Stock option expense	$2.4	$2.4	$3.0	$3.0
Restricted stock unit expense	1.4	1.3	2.9	2.3
Management stock purchase plan	0.3	0.4	0.3	0.4
Employee stock purchase plan	0.0	0.1	0.2	0.2
Total stock-based compensation expense	$4.1	$4.2	$6.4	$5.9

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2023	2022	2023	2022
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.3	0.3	0.4	0.6

12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

The table below represents the Board authorization at the dates indicated:

Authorization	Amount
March 2023	$50.0
July 2023	100.0
Total current Board authorizations	$150.0
Less repurchases made under these authorizations	$(116.2)
Remaining Board authorization at November 30, 2023	$33.8

Remaining Board authorization at November 30, 2023 represents the amount remaining under the current $100.0 Board authorization for Common share repurchases announced on July 19, 2023, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 18, "Subsequent Events", for additional Board authorization for Common share repurchases.

Repurchases of the Company's Common Stock were $52.3 and $88.5, including excise tax on share repurchases of $0.4 and $0.7, during the three and six months ended November 30, 2023, respectively. The Company's repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended November 30, 2023
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2023	$(48.2)	$(5.6)	$(53.8)
Other comprehensive income (loss) before reclassifications	0.2	—	0.2
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service (credit) cost (net of tax of $0.0)	—	(0.2)	(0.2)
Other comprehensive income (loss)	0.2	0.1	0.3
Ending balance at November 30, 2023	$(48.0)	$(5.5)	$(53.5)

	Three months ended November 30, 2022
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2022	$(54.2)	$(0.8)	$(55.0)
Other comprehensive income (loss) before reclassifications	3.0	—	3.0
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.1	0.1
Amortization of prior service (credit) cost (net of tax of $0.0)	—	(0.2)	(0.2)
Other comprehensive income (loss)	3.0	(0.1)	2.9
Ending balance at November 30, 2022	$(51.2)	$(0.9)	$(52.1)

	Six months ended November 30, 2023
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2023	$(50.0)	$(5.8)	$(55.8)
Other comprehensive income (loss) before reclassifications	2.0	—	2.0
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.6	0.6
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.3)	(0.3)
Other comprehensive income (loss)	2.0	0.3	2.3
Ending balance at November 30, 2023	$(48.0)	$(5.5)	$(53.5)

	Six months ended November 30, 2022
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2022	$(44.6)	$(0.8)	$(45.4)
Other comprehensive income (loss) before reclassifications	(6.6)	—	(6.6)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.3)	(0.3)
Other comprehensive income (loss)	(6.6)	(0.1)	(6.7)
Ending balance at November 30, 2022	$(51.2)	$(0.9)	$(52.1)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Six months ended		Condensed Consolidated Statements of Operations line item
	November 30,	November 30,	November 30,	November 30,
	2023	2022	2023	2022
Employee benefit plans:
Amortization of net actuarial loss	$0.3	$0.1	$0.6	$0.2	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.2)	(0.2)	(0.4)	(0.4)	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	0.0	0.1	0.1	Provision (benefit) for income taxes
Total cost, net of tax	$0.1	$(0.1)	$0.3	$(0.1)

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets. For the fair value measurements employed by the Company for certain property, plant and equipment, investments and prepublication assets, the Company assessed future expected cash flows attributable to these assets. See Note 9, Investments, for a more complete description of the fair value measurements employed. For the fair value measurements employed by the Company for certain acquired intangible assets, the Company utilized internally-developed discounted cash flow forecasts. See Note 7, Acquisitions, for further details regarding the acquired assets and fair value measurements employed.

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

The Company's interim effective tax rate, inclusive of discrete items, for the three and six month periods ended November 30, 2023 was 24.2% and 22.9%, respectively, compared to 25.3% and 30.2%, respectively, for the prior fiscal year period. The interim effective tax rate for the six months ended November 30, 2023 varies from the statutory rate primarily due to the GILTI inclusion and state and local income taxes.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of November 30, 2023 and November 30, 2022 were $22.8. A net unrealized gain of $0.3 and $0.8 was recognized for the six months ended November 30, 2023 and November 30, 2022, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	November 30, 2023	May 31, 2023	November 30, 2022
Accrued payroll, payroll taxes and benefits	$32.8	$29.2	$34.7
Accrued bonus and commissions	13.7	31.2	16.5
Returns liability	37.7	34.9	43.9
Accrued other taxes	28.4	24.8	33.7
Accrued advertising and promotions	9.7	7.3	10.8
Other accrued expenses	40.2	41.5	40.8
Total accrued expenses	$162.5	$168.9	$180.4

18. SUBSEQUENT EVENTS

On December 13, 2023, the Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2024. The dividend is payable on March 15, 2024 to shareholders of record as of the close of business on January 31, 2024.

On December 13, 2023, the Board also authorized an increase of $66.2 for Common share repurchases under the Company's share buy-back program, resulting in a current Board authorization of $100.0, which includes $33.8 remaining from the previous Board authorization.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the second quarter ended November 30, 2023 were $562.6 million, compared to $587.9 million in the prior fiscal year quarter, a decrease of $25.3 million or 4%. The Company reported net income per diluted share of Class A and Common Stock of $2.45 in the second quarter of fiscal 2024, compared to net income per diluted share of $2.12 in the prior fiscal year quarter.

During the second fiscal quarter, the Children's Book Publishing and Distribution segment achieved increased sales through the book fairs channel despite facing a complex environment in U.S. schools, with fair count on track to reach nearly 90% of pre-pandemic levels. The Company also began the process of repositioning its book clubs business by reducing unprofitable offers and promotional spending and implementing new customer-centric strategies. The trade channel benefited from multiple frontlist titles, including Cat Kid Comic Club®: Influencers by Dav Pilkey, the new paperback edition of The Ballad of Songbirds and Snakes, Suzanne Collins' prequel to the Hunger Games® series, the interactive edition of Harry Potter and the Prisoner of Azkaban® and The Harry Potter Wizarding Almanac. In Education Solutions, revenues were consistent year over year, reflecting the Company's unique ability to support literacy by providing children access to engaging book collections through state and district partnerships. Internationally, the trade channels in Australia and New Zealand continued to be impacted by the softness in the overall retail market; however, these revenue declines were partly offset by the book fairs and trade channels in the UK, which outperformed the prior year period.

Second quarter results came in below the Company's expectations for profit growth, reflecting lower participation and spending in its school reading events business, a trend that is expected to continue for the remainder of this school year. The trade channel is expected to continue to benefit from new releases, including new titles from the Dog Man® and HeartstopperTM series. The Company remains committed to continue deploying capital to invest in growth and enhance shareholder returns.

Results of Operations

Consolidated

Revenues for the quarter ended November 30, 2023 decreased by $25.3 million to $562.6 million, compared to $587.9 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues decreased by $25.5 million, primarily driven by lower book clubs channel sales, reflecting a planned reduction in unprofitable offers, as the business implements new customer-centric strategies and is integrated into the school reading events business, as well as lower media revenues compared to the the prior year which benefited from the release of the Eva the OwletTM TV series, based on the Owl DiariesTM book series. In the Education Solutions segment, revenues increased by $1.0 million primarily due to increased revenues from state-sponsored programs, partly offset by sales declines in supplemental instructional materials, largely related to shifting approaches to literacy instruction. In local currency, International segment revenues decreased by $3.8 million, reflecting lower sales in Australia and New Zealand which were impacted by the continued softness in the overall retail market, partly offset by higher book fairs and trade channel revenues in the UK. International segment revenues were impacted by favorable foreign exchange of $0.7 million in the quarter ended November 30, 2023.

Revenues for the six months ended November 30, 2023 decreased by $59.7 million to $791.1 million, compared to $850.8 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues decreased by $47.4 million, primarily driven by lower book clubs channel revenues reflecting a planned reduction in unprofitable offers, coupled with lower trade channel revenues resulting from the continued softness in the retail book market and lower media revenues compared to the the prior year which benefited from the release of the Eva the OwletTM TV series, based on the Owl DiariesTM book series. In the Education Solutions segment, revenues decreased by $6.2 million primarily due to the timing of revenues from summer learning product offerings as the Company continues to experience a shift in sales from the first fiscal quarter into the fourth fiscal quarter, coupled with sales declines in supplemental instructional materials, largely related to shifting approaches to literacy instruction. In local currency, the International segment revenues decreased by $10.2 million, primarily due to lower sales in Canada and Australia, primarily from the trade channels which continued to be impacted by the softness in the retail markets, partially offset by higher book fairs and trade channel revenues in the UK. International segment revenues were also impacted by unfavorable foreign exchange of $0.7 million in the period ended November 30, 2023.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Components of Cost of goods sold for the three and six months ended November 30, 2023 and November 30, 2022 are as follows:

	Three months ended				Six months ended
	November 30,		November 30,		November 30,		November 30,
	2023		2022		2023		2022
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs and inventory reserves	$143.0	25.5%	$158.6	27.0%	$215.8	27.3%	$241.0	28.3%
Royalty costs	40.1	7.1%	45.4	7.7%	63.6	8.0%	72.8	8.6%
Prepublication amortization	6.9	1.2%	6.4	1.1%	13.9	1.8%	12.8	1.5%
Postage, freight, shipping, fulfillment and other	44.1	7.8%	50.0	8.5%	70.8	8.9%	78.3	9.2%
Total	$234.1	41.6%	$260.4	44.3%	$364.1	46.0%	$404.9	47.6%

Cost of goods sold for the quarter ended November 30, 2023 was $234.1 million, or 41.6% of revenues, compared to $260.4 million, or 44.3% of revenues, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2023 was $364.1 million, or 46.0% of revenues, compared to $404.9 million, or 47.6% of revenues, in the prior fiscal year period. The improvement in Cost of goods sold as a percentage of revenues was primarily attributable to favorable product costs due to lower printing and inbound freight costs, in addition to lower production costs and lower royalty costs related to a higher mix of lower-royalty bearing titles sold in the domestic trade channel in the period ended November 30, 2023. This was partially offset by higher prepublication amortization as a result of the release of Ready4ReadingTM at the end of fiscal 2023.

Selling, general and administrative expenses for the quarter ended November 30, 2023 decreased to $213.1 million, compared to $213.6 million in the prior fiscal year quarter. The $0.5 million decrease was primarily attributable to lower promotional spending, largely offset by increased spending related to facilities and labor ahead of expected growth in the book fairs channel and investments in growth opportunities in Education Solutions.

Selling, general and administrative expenses for the six months ended November 30, 2023 increased to $397.3 million, compared to $376.4 million in the prior fiscal year period. The $20.9 million increase was primarily attributable to increased spending related to facilities and labor ahead of expected growth in the book fairs channel and investments in growth opportunities in Education Solutions. In addition, the Company incurred higher severance expense from the Company's restructuring programs of $6.3 million related to reorganization efforts and cost-saving initiatives in the school reading events business, Education Solutions and in Canada. This was partially offset by lower promotional spending.

Depreciation and amortization expenses in the three and six months ended November 30, 2023 of $14.1 million and $27.5 million, respectively, was relatively consistent compared to $13.8 million and $27.5 million, respectively, in the prior fiscal year periods. The Company continues to shift spending to cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses rather than Depreciation and amortization. Amortization related to cloud computing arrangements for the period ended November 30, 2023 was consistent with the prior year period. There were no significant assets placed into service during the period ended November 30, 2023.

Interest income for the three months ended November 30, 2023 was $0.9 million, compared to $1.1 million in the prior fiscal year quarter. The decrease in interest income was due to lower investment balances as compared to the prior fiscal year quarter. Interest income for the six months ended November 30, 2023 was $2.6 million, compared to $1.7 million in the prior fiscal year period. The increase was attributable to higher interest rates earned in the period ended November 30, 2023. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Interest expense for the three and six months ended November 30, 2023 was $0.5 million and $0.8 million, respectively, compared to $0.4 million and $0.8 million, respectively, in the prior fiscal year periods. There were no significant changes in average debt borrowings compared to the prior fiscal year periods.

The Company's interim effective tax rate, inclusive of discrete items, for the three and six months ended November 30, 2023 was 24.2% and 22.9%, respectively, compared to 25.3% and 30.2%, respectively, for the prior fiscal year periods.

Net income attributable to Scholastic Corporation for the quarter ended November 30, 2023 increased by $1.6 million to $76.9 million, compared to $75.3 million in the prior fiscal year quarter. Earnings per basic and diluted share of Class A and Common Stock was $2.51 and $2.45, respectively, for the fiscal quarter ended November 30, 2023, compared to $2.17 and $2.12, respectively, in the prior fiscal year quarter.

Net income attributable to Scholastic Corporation for the six months ended November 30, 2023 decreased by $27.1 million to $2.7 million, compared to $29.8 million in the prior fiscal year period. Earnings per basic and diluted share of Class A and Common Stock was $0.09 and $0.09, respectively, for the six months ended November 30, 2023, compared to $0.86 and $0.84, respectively, in the prior fiscal year period.

Net income attributable to noncontrolling interest for the three and six months ended November 30, 2022 was $0.1 million and $0.2 million, respectively.

Children’s Book Publishing and Distribution

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Revenues	$392.8	$418.3	$(25.5)	(6.1)%	$495.6	$543.0	$(47.4)	(8.7)%
Cost of goods sold	156.1	180.6	(24.5)	(13.6)%	219.4	257.7	(38.3)	(14.9)%
Other operating expenses (1)	125.9	124.5	1.4	1.1%	206.9	202.2	4.7	2.3%
Operating income (loss)	$110.8	$113.2	$(2.4)	(2.1)%	$69.3	$83.1	$(13.8)	(16.6)%
Operating margin	28.2%	27.1%			14.0%	15.3%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2023 decreased by $25.5 million to $392.8 million, compared to $418.3 million in the prior fiscal year quarter. Revenues from school reading events decreased $23.9 million due to lower revenues from the book clubs channel as efforts to reposition the business resulted in a lower number of sponsors and fewer events, partially offset by higher book fairs channel revenues of $1.3 million on increased fair count. Also within the book fairs channel, increased redemptions of incentive program credits were partly offset by modestly lower average revenue per fair, reflecting the addition of mostly smaller fairs as the Company increased fair count. Trade channel revenues decreased $1.6 million, largely driven by lower media revenues compared to the prior year when the Company completed the delivery of episodes of the animated TV show "Eva the Owlet"TM based on the Owl DiariesTM book series. Excluding media channel sales, trade channel revenues increased 3%, driven by the success of multiple frontlist and backlist titles and higher foreign rights sales. New releases in the quarter ended November 30, 2023 included Cat Kid Comic Club: Influencers, the interactive edition of Harry Potter and the Prisoner of Azkaban, Wings of FireTM: A Guide to the Dragon World, The Official Five Nights at Freddy’s Cookbook, The Bad Guys in Look Who’s Talking (The Bad Guys® #18) and All We Need is Love and A Really Soft Pillow. The trade channel also benefited from increased sales of the new paperback edition of The Ballad of Songbirds and Snakes in connection with Lionsgate's theatrical release in November 2023, and a similar boost in sales of titles from the original Hunger Games trilogy.

Revenues for the six months ended November 30, 2023 decreased by $47.4 million to $495.6 million, compared to $543.0 in the prior fiscal year period. Revenues from school reading events decreased $28.6 million due to lower revenues from the book clubs channel as efforts to reposition the business resulted in a lower number of sponsors and fewer events. Revenues from the book fairs channel remained consistent year over year. Trade channel revenues decreased $18.8 million reflecting modest declines in the retail book market, the prior year release of Harry Potter and the Order of the Phoenix: The Illustrated Edition and lower media revenues associated with the prior year release of the animated series "Eva the Owlet"TM. Despite modest declines in the retail book market, the trade channel benefited from sales of the new paperback edition of The Ballad of Songbirds and Snakes in connection with Lionsgate's theatrical release in November 2023 and increased sales of titles from the original Hunger Games trilogy as well as several new releases including Cat Kid Comic Club:

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Influencers, the interactive edition of Harry Potter and the Prisoner of Azkaban, Wings of Fire: A Guide to the Dragon World and The Harry Potter Wizarding Almanac.

Cost of goods sold for the quarter ended November 30, 2023 was $156.1 million, or 39.7% of revenues, compared to $180.6 million, or 43.2% of revenues, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2023 was $219.4 million, or 44.3% of revenues, compared to $257.7 million, or 47.5% of revenues, in the prior fiscal year period. Cost of goods sold benefited from favorable product costs due to lower inbound freight and printing costs, in addition to lower production costs. Royalty costs were also favorable as a result of a higher mix of lower-royalty bearing titles sold in the trade channel in the period ended November 30, 2023. Favorable Cost of goods sold is expected to continue into the second half of the fiscal year.

Other operating expenses for the quarter ended November 30, 2023 increased by $1.4 million to $125.9 million, compared to $124.5 million in the prior fiscal year quarter. Other operating expenses for the six months ended November 30, 2023 increased by $4.7 million to $206.9 million, compared to $202.2 million in the prior fiscal year period. The increase in Other operating expenses was primarily driven by higher labor and equipment costs in the book fairs channel ahead of expected growth for fiscal 2024, coupled with increased rent for warehouse space. This was partially offset by lower promotional spending related to book clubs kits as a result of a change in the frequency of the distribution of kits to schools.

Segment operating income for the quarter ended November 30, 2023 was $110.8 million, compared to $113.2 million in the prior fiscal year quarter. The $2.4 million decrease in operating income was primarily attributable to lower book clubs channel revenues reflecting efforts to reposition the business. In addition, the book fairs channel incurred higher planned spending related to facilities and labor ahead of expected growth, partially offset by lower promotional spending related to book clubs kits.

Segment operating income for the six months ended November 30, 2023 was $69.3 million, compared to $83.1 million in the prior fiscal year period. The $13.8 million decrease in operating income was primarily attributable to lower book clubs channel revenues as a result of efforts to reposition the business. In addition, the segment incurred higher planned spending related to facilities and labor ahead of expected growth in the book fairs channel, which was partially offset by lower promotional spending related to book clubs kits.

Education Solutions

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Revenues	$81.0	$80.0	$1.0	1.3%	$147.0	$153.2	$(6.2)	(4.0)%
Cost of goods sold	30.7	28.6	2.1	7.3%	63.3	59.0	4.3	7.3%
Other operating expenses (1)	44.5	44.4	0.1	0.2%	96.6	91.5	5.1	5.6%
Operating income (loss)	$5.8	$7.0	$(1.2)	(17.1)%	$(12.9)	$2.7	$(15.6)	NM
Operating margin	7.2%	8.8%			NM	1.8%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended November 30, 2023 increased by $1.0 million to $81.0 million, compared to $80.0 million in the prior fiscal year quarter. The segment benefited from increased revenues from state-sponsored programs, partly offset by sales declines in supplemental instructional materials, primarily related to the shift in prevailing approaches to literacy instruction. The segment continues to prepare for the seasonally important fourth fiscal quarter.

Revenues for the six months ended November 30, 2023 decreased by $6.2 million to $147.0 million, compared to $153.2 million in the prior fiscal year period. The decrease in segment revenues was primarily driven by timing of revenues from summer learning product offerings as the Company continues to experience a shift in sales from the first fiscal quarter into the fourth fiscal quarter, coupled with declines in supplemental instructional materials. Partially offsetting the lower revenues, the segment benefited from increased revenues from its Literacy Initiatives, such as the Scholastic Family and Community Engagement (FACE)TM initiative, as a result of continued growth in the funding for community and extended learning programs to support childhood literacy.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Cost of goods sold for the quarter ended November 30, 2023 was $30.7 million, or 37.9% of revenues, compared to $28.6 million, or 35.8% of revenues, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2023 was $63.3 million, or 43.1% of revenues, compared to $59.0 million, or 38.5% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to higher costs associated with the mix of product sold during the period ended November 30, 2023, coupled with increased fulfillment costs. In addition, the segment incurred higher prepublication amortization as result of the release of Ready4ReadingTM at the end of fiscal 2023.

Other operating expenses for the quarter ended November 30, 2023 were $44.5 million, compared to $44.4 million in the prior fiscal year quarter, resulting in an increase of $0.1 million. Other operating expenses for the six months ended November 30, 2023 were $96.6 million, compared to $91.5 million in the prior fiscal year period, resulting in an increase of $5.1 million. The increase in Other operating expenses was primarily attributable to higher labor and outside service costs as a result of increased spending on investments in long-term growth opportunities, partially offset by lower spending on promotional materials.

Segment operating income for the quarter ended November 30, 2023 was $5.8 million, compared to $7.0 million in the prior fiscal year quarter. The $1.2 million decrease in operating income was primarily driven by unfavorable cost of product due to product mix and higher prepublication amortization, coupled with increased spending on investments in growth opportunities.

Segment operating loss for the six months ended November 30, 2023 was $12.9 million, compared to operating income of $2.7 million in the prior fiscal year period. The $15.6 million decrease in operating income was primarily driven by lower revenues, coupled with unfavorable cost of product due to product mix and higher prepublication amortization and increased spending on investments in growth opportunities. Higher operating cost levels are expected to continue in the second half of fiscal 2024 as the Company continues to invest in growth initiatives.

International

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Revenues	$86.5	$89.6	$(3.1)	(3.5)%	$143.7	$154.6	$(10.9)	(7.1)%
Cost of goods sold	48.9	53.8	(4.9)	(9.1)%	84.8	93.3	(8.5)	(9.1)%
Other operating expenses (1)	29.6	29.1	0.5	1.7%	59.1	58.1	1.0	1.7%
Operating income (loss)	$8.0	$6.7	$1.3	19.4%	$(0.2)	$3.2	$(3.4)	(106.3)%
Operating margin	9.2%	7.5%			NM	2.1%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended November 30, 2023 decreased by $3.1 million to $86.5 million, compared to $89.6 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $3.8 million, excluding favorable foreign exchange impact of $0.7 million. In Australia and New Zealand, local currency revenues decreased $3.8 million, primarily driven by lower sales in the trade channel due to the continued softness in the retail market, coupled with lower sales from the book clubs channel. Local currency revenues in Asia decreased $0.5 million primarily due to lower sales from the trade and education channels in Asia, partially offset by increased revenues from the education channel in the Philippines. Export channel sales also decreased $0.9 million as compared to the prior fiscal year quarter. Partially offsetting the revenue decline, UK local currency revenues increased $1.4 million, primarily driven by higher revenues from the trade and book fairs channels, partially offset by lower sales from the book clubs channel. In Canada, local currency revenues were consistent with the prior year as higher volumes in the book fairs channel were offset by lower revenues from the book clubs channel.

Revenues for the six months ended November 30, 2023 decreased by $10.9 million to $143.7 million, compared to $154.6 million in the prior fiscal year period. Local currency revenues across the Company's ongoing foreign operations decreased by $8.5 million, excluding $1.7 million in lower revenues from the disposition of the direct sales business in Asia and unfavorable foreign exchange impact of $0.7 million. In Australia and New Zealand, local currency revenues decreased $5.7 million, primarily driven by lower sales in the trade channel due to the

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
continued softness in the retail market, coupled with lower sales from the book clubs channel. In Canada, local currency revenues decreased $2.7 million primarily due to lower trade channel sales reflecting the softness in the retail book market and lower revenues from the book clubs channel, partially offset by higher revenue per fair in the book fairs channel. Local currency revenues in Asia decreased $1.0 million primarily due to lower sales from the trade and education channels in Asia, partially offset by increased revenues from the education channel in the Philippines. Export channel sales also decreased $0.7 million as compared to the prior fiscal year period. Partially offsetting the revenue decline, local currency revenues in the UK increased $1.6 million, primarily driven by higher revenues from the trade and book fairs channels, partially offset by lower sales from the book clubs channel.

Cost of goods sold for the quarter ended November 30, 2023 was $48.9 million, or 56.5% of revenues, compared to $53.8 million, or 60.0% of revenues, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2023 was $84.8 million, or 59.0% of revenues, compared to $93.3 million, or 60.3% of revenues, in the prior fiscal year period. The decrease in Cost of goods sold as a percentage of revenues was primarily attributable to favorable product costs due to lower print and inbound freight costs as well as lower outbound freight charges, primarily in Canada and Australia.

Other operating expenses for the quarter ended November 30, 2023 were $29.6 million, compared to $29.1 million in the prior fiscal year quarter. Other operating expenses increased $0.5 million primarily driven by lower equity investment income in the quarter ended November 30, 2023.

Other operating expenses for the six months ended November 30, 2023 were $59.1 million, compared to $58.1 million in the prior fiscal year period. Other operating expenses increased $1.0 million primarily driven by lower equity investment income, coupled with severance expense from restructuring programs within the book clubs channel in Canada of $1.2 million in the period ended November 30, 2023. This was partially offset by lower overhead spending in Asia as a result of the disposition of the direct sales business.

Segment operating income for the quarter ended November 30, 2023 was $8.0 million, compared to $6.7 million in the prior fiscal year quarter. The $1.3 million increase in operating income was primarily driven by operating efficiencies in Canada which benefited from the reorganization of its book clubs operations.

Segment operating loss for the six months ended November 30, 2023 was $0.2 million, compared to operating income of $3.2 million in the prior fiscal year period. The $3.4 million decrease in operating income was primarily driven by lower trade channel revenues in Canada and Australia reflecting the continued softness in the retail market, coupled with higher severance expense from restructuring programs in Canada which are expected to continue to drive greater operating efficiencies across North American operations.

Overhead

Unallocated overhead expense for the quarter ended November 30, 2023 decreased by $3.5 million to $23.3 million, from $26.8 million in the prior year quarter. The decrease was primarily attributable to timing of discretionary spending, coupled with higher rental income of $0.7 million as a result of a new tenant leasing space in the Company's headquarters.

Unallocated overhead expense for the six months ended November 30, 2023 increased by $7.0 million to $54.0 million, from $47.0 million in the prior year period. The increase was primarily attributable to higher employee-related costs, which included severance expense from restructuring programs of $5.1 million in the first fiscal quarter related to the reorganization efforts and cost-saving initiatives in the school reading events division and Education Solutions as well as higher medical expense. This was partially offset by higher rental income of $1.7 million as a result of a new tenant leasing space in the Company's headquarters and timing of discretionary spending.

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

Liquidity and Capital Resources

Cash provided by operating activities was $71.6 million for the six months ended November 30, 2023, compared to cash provided by operating activities of $21.3 million for the prior fiscal year period, representing an increase in cash provided by operating activities of $50.3 million. The increase in cash provided was primarily driven by approximately $80 million in lower inventory purchases as lead times have returned to pre-pandemic levels resulting in a return to historical purchasing patterns, which also reflected lower freight and manufacturing costs. This was partially offset by lower customer remittances on receivable balances, increased spending on growth initiatives in Education Solutions and higher planned spending related to facilities and labor ahead of expected growth in the book fairs channel, as well as higher severance paid in the period ended November 30, 2023.

Cash used in investing activities was $49.1 million for the six months ended November 30, 2023, compared to cash used in investing activities of $45.8 million in the prior fiscal year period, representing an increase in cash used in investing activities of $3.3 million. The increase in cash used was driven by higher capital expenditures of $5.0 million, primarily for new point-of-sale equipment and trailers for the book fairs channel, as well as increased prepublication spending of $0.7 million associated with product development in Education Solutions. This was partially offset by lower acquisition‑related payments in which the Company acquired the remaining shares of Make Believe Ideas Limited for $2.1 million and certain amortizable intangible assets related to educational programs for $5.8 million during the period ended November 30, 2023, compared to the acquisition of Learning Ovations for $10.7 million in the prior year period.

Cash used in financing activities was $97.8 million for the six months ended November 30, 2023, compared to cash used by financing activities of $29.0 million for the prior fiscal year period, representing an increase in cash used in financing activities of $68.8 million. The increase in cash used was attributable to common stock repurchases of $90.2 million, compared to repurchases of $29.7 million in the prior fiscal year period, a decrease in net proceeds from stock option exercises of $9.2 million in the period ended November 30, 2023 and higher dividend payments of $0.8 million.

Cash Position

The Company’s cash and cash equivalents totaled $149.5 million at November 30, 2023, $224.5 million at May 31, 2023 and $261.1 million at November 30, 2022. Cash and cash equivalents held by the Company’s U.S. operations totaled $115.1 million at November 30, 2023, $174.6 million at May 31, 2023 and $228.7 million at November 30, 2022. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. Under the Company's open-market buy-back program, $33.8 million remained available for future purchases of common shares as of November 30, 2023. Subsequent to November 30, 2023, the Board authorized an increase of $66.2 million for common stock repurchases, resulting in a current Board authorization of $100.0 million, which includes the remaining amount from the previous Board authorization.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of November 30, 2023, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $149.5 million, cash from operations and the Company's U.S. credit agreement. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. credit agreement, less commitments of $0.4 million, has $299.6 million of availability. Additionally, the Company has short-term credit facilities of $40.9 million, less current borrowings of $6.3 million and commitments of $3.4 million, resulting in $31.2 million of current availability under these

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
facilities at November 30, 2023. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

Financing

The Company is party to the U.S. credit agreement and certain credit lines with various banks as described in Note 4 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had no outstanding borrowings under the U.S. credit agreement as of November 30, 2023.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2023. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of November 30, 2023:

($ amounts in millions)	Fiscal Year Maturity
	2024 (1)	2025	2026	2027	2028	Thereafter	Total	Fair Value at 11/30/2023
Debt Obligations
Lines of credit and current portion of long-term debt	$6.3	$—	$—	$—	$—	$—	$6.3	$6.3
Average interest rate	3.9%	—	—	—	—	—
(1) Fiscal 2024 includes the remaining six months of the current fiscal year ending May 31, 2024.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2023, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 1A. Risk Factors

In Item 1A (Risk Factors) in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023, the Company described material risk factors which could affect its business. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q there have been no material changes to the risk factors described in the Company’s Annual Report for the fiscal year ended May 31, 2023. Any of the risks identified in such Annual Report, in this Quarterly Report on Form 10-Q or in other reports the Company files with the SEC, and other risks the Company has not anticipated or discussed, could have a material adverse impact on the Company’s business, financial condition or results of operations.

If we fail to adapt to new purchasing patterns or trends, our business and financial results could be adversely affected.

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the trade, educational and media markets for children. In particular, the Company’s educational publishing business may be adversely affected by budgetary restraints and other changes in educational funding as a result of new policies which could be implemented at the federal level or otherwise resulting from new legislation or regulatory action at the federal, state or local level, or by changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will be successful in continuing to obtain sales of its educational programs and materials from any available funding. Further, changes in educational practices affecting structure or content of educational materials or requiring adaption to new learning approaches, particularly in grades pre-K through 6, as well as those which may arise from new legislation or policies at the state or local level directed at content or teaching practices and materials, to which the Company is unable to successfully adapt could result in a loss of business adversely affecting the Company's business and financial performance. In particular, largely as a result of state curricular changes which have adversely impacted sales to schools of certain of the Company’s supplemental literacy instructional materials, including book collections, the Company is in the process of adapting current and creating new literacy materials to better align with evidence- and science-based approaches to literacy instruction which may not be successful in mitigating the current decrease in sales of such materials. In addition, in a highly politicized environment, the content or authors of some of the product being sold by the Company could become controversial, negatively impacting sales made to or through schools, through partnerships with government agencies or through sponsorships and funding programs. In particular, recently enacted or pending state legislation restricting certain content in schools may impact the Company’s ability to host fairs in certain states or result in cancelled fairs as the Company and school volunteers proceed to navigate the complex and difficult social, political and legal environment arising from such legislation, which actions may create negative publicity affecting the Company’s reputation, consequently adversely affecting the Company’s financial results in the short-term. Within the children's book publishing business, the Company's financial performance could also be adversely affected by the ability of the U.S. book clubs channel to complete its strategic integration with the U.S. book fairs channel. The Company has taken a holistic approach to serving its customers as part of the newly formed school reading events division and the Company's ability to execute on new strategies and operational improvements may not align with customer purchasing behaviors, which could negatively impact operating results.

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2023:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
September 1 through September 30, 2023	152,850	$39.23	152,850	$79.7
October 1 through October 31, 2023	704,958	37.41	704,958	53.3
November 1 through November 30, 2023	497,469	39.07	497,469	33.8
Total	1,355,277		1,355,277	$33.8

(i) Represents the amount remaining at November 30, 2023 under the current $100.0 Board authorization for Common share repurchases announced on July 19, 2023, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 12 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations. Subsequent to November 30, 2023, the Board authorized an increase of $66.2 for common stock repurchases, resulting in a current Board authorization of $100.0, which includes the remaining amount from the previous Board authorization.

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 18, 2023.

10.2*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan as amended and restated.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2023 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED November 30, 2023
Exhibits Index

Exhibit Number	Description of Document

10.1*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 18, 2023.

10.2*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan as amended and restated.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2023 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: December 15, 2023	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2023	By:	/s/ Kenneth J. Cleary

Kenneth J. Cleary
Chief Financial Officer (Principal Financial Officer)