Form 10-Q
period 2024-02-29
SCHOLASTIC CORP
filed 2024-03-22
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	February 29, 2024	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of February 29, 2024
Common Stock, $0.01 par value	27,777,572
Class A Stock, $0.01 par value	828,100

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED February 29, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Revenues	$323.7	$324.9	$1,114.8	$1,175.7
Operating costs and expenses:
Cost of goods sold	148.7	161.1	512.8	566.0
Selling, general and administrative expenses	194.8	178.0	592.1	554.4
Depreciation and amortization	14.6	13.5	42.1	41.0
Asset impairments and write downs	0.5	—	0.5	—
Total operating costs and expenses	358.6	352.6	1,147.5	1,161.4
Operating income (loss)	(34.9)	(27.7)	(32.7)	14.3
Interest income (expense), net	0.6	1.4	2.4	2.3
Other components of net periodic benefit (cost)	(0.3)	0.1	(0.8)	0.2
Earnings (loss) before income taxes	(34.6)	(26.2)	(31.1)	16.8
Provision (benefit) for income taxes	(8.1)	(6.9)	(7.3)	6.1
Net income (loss)	(26.5)	(19.3)	(23.8)	10.7
Less: Net income (loss) attributable to noncontrolling interest	—	(0.1)	—	0.1
Net income (loss) attributable to Scholastic Corporation	$(26.5)	$(19.2)	$(23.8)	$10.6
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(0.91)	$(0.57)	$(0.80)	$0.31
Diluted	$(0.91)	$(0.57)	$(0.80)	$0.30
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net income (loss)	$(26.5)	$(19.3)	$(23.8)	$10.7
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(0.4)	(1.0)	1.6	(7.6)
Pension and postretirement adjustments (net of tax)	0.2	(0.0)	0.5	(0.1)
Total other comprehensive income (loss), net	$(0.2)	$(1.0)	$2.1	$(7.7)
Comprehensive income (loss)	$(26.7)	$(20.3)	$(21.7)	$3.0
Less: Net income (loss) attributable to noncontrolling interest	—	(0.1)	—	0.1
Comprehensive income (loss) attributable to Scholastic Corporation	$(26.7)	$(20.2)	$(21.7)	$2.9
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 29, 2024	May 31, 2023	February 28, 2023
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$110.4	$224.5	$198.8
Accounts receivable, net	253.0	278.0	261.7
Inventories, net	282.5	334.5	367.5
Income tax receivable	29.9	8.9	28.5
Prepaid expenses and other current assets	52.9	47.0	71.4
Total current assets	728.7	892.9	927.9
Noncurrent Assets:
Property, plant and equipment, net	512.6	521.4	510.5
Prepublication costs, net	54.0	56.4	54.0
Operating lease right-of-use assets, net	91.6	85.7	75.3
Royalty advances, net	56.2	56.8	59.6
Goodwill	132.8	132.7	131.9
Noncurrent deferred income taxes	21.0	21.0	21.4
Other assets and deferred charges	118.3	99.8	96.9
Total noncurrent assets	986.5	973.8	949.6
Total assets	$1,715.2	$1,866.7	$1,877.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$31.5	$6.0	$5.2
Accounts payable	126.1	170.9	158.4
Accrued royalties	75.1	52.8	83.2
Deferred revenue	193.8	169.1	203.0
Other accrued expenses	156.7	168.9	163.9
Accrued income taxes	2.7	13.4	1.4
Operating lease liabilities	22.6	21.2	21.8
Total current liabilities	608.5	602.3	636.9
Noncurrent Liabilities:
Operating lease liabilities	79.4	73.8	62.8
Other noncurrent liabilities	29.7	26.1	27.9
Total noncurrent liabilities	109.1	99.9	90.7
Commitments and Contingencies (see Note 5)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 3.2, 4.0, and 4.0 shares, respectively; Issued and Outstanding, 0.8, 1.7, and 1.7 shares, respectively	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 27.8, 30.0, and 31.4 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	603.0	632.2	630.6
Accumulated other comprehensive income (loss)	(53.7)	(55.8)	(53.1)
Retained earnings	993.5	1,035.6	966.4
Treasury stock, at cost: 15.1, 12.9 and 11.5 shares, respectively	(545.6)	(449.5)	(395.9)
Total stockholders’ equity of Scholastic Corporation	997.6	1,162.9	1,148.4
Noncontrolling interest	—	1.6	1.5
Total stockholders’ equity	997.6	1,164.5	1,149.9
Total liabilities and stockholders’ equity	$1,715.2	$1,866.7	$1,877.5
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2022	1.7	$0.0	32.5	$0.4	$627.0	$(45.4)	$976.5	$(341.5)	$1,217.0	$1.4	$1,218.4
Net Income (loss)	—	—	—	—	—	—	(45.5)	—	(45.5)	0.1	(45.4)
Foreign currency translation adjustment	—	—	—	—	—	(9.6)	—	—	(9.6)	—	(9.6)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.0	—	—	0.0	—	0.0
Stock-based compensation	—	—	—	—	1.7	—	—	—	1.7	—	1.7
Proceeds pursuant to stock-based compensation plans	—	—	—	—	11.6	—	—	—	11.6	—	11.6
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(10.8)	—	—	12.4	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.9)	—	(6.9)	—	(6.9)
Balance at August 31, 2022	1.7	$0.0	32.7	$0.4	$629.5	$(55.0)	$924.1	$(334.2)	$1,164.8	$1.5	$1,166.3
Net Income (loss)	—	—	—	—	—	—	75.3	—	75.3	0.1	75.4
Foreign currency translation adjustment	—	—	—	—	—	3.0	—	—	3.0	—	3.0
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	4.2	—	—	—	4.2	—	4.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	1.5	—	—	—	1.5	—	1.5
Purchases of treasury stock at cost	—	—	(0.6)	—	—	—	—	(26.0)	(26.0)	—	(26.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(6.2)	—	—	7.0	0.8	—	0.8
Dividends ($0.20 per share)	—	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Balance at November 30, 2022	1.7	$0.0	32.4	$0.4	$629.0	$(52.1)	$992.4	$(353.2)	$1,216.5	$1.6	$1,218.1
Net Income (loss)	—	—	—	—	—	—	(19.2)	—	(19.2)	(0.1)	(19.3)
Foreign currency translation adjustment	—	—	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.0	—	—	0.0	—	0.0
Stock-based compensation	—	—	—	—	2.3	—	—	—	2.3	—	2.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	3.1	—	—	—	3.1	—	3.1
Purchases of treasury stock at cost	—	—	(1.1)	—	—	—	—	(46.9)	(46.9)	—	(46.9)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(3.8)	—	—	4.2	0.4	—	0.4
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.8)	—	(6.8)	—	(6.8)
Balance at February 28, 2023	1.7	$0.0	31.4	$0.4	$630.6	$(53.1)	$966.4	$(395.9)	$1,148.4	$1.5	$1,149.9

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2023	1.7	$0.0	30.0	$0.4	$632.2	$(55.8)	$1,035.6	$(449.5)	$1,162.9	$1.6	$1,164.5
Net Income (loss)	—	—	—	—	—	—	(74.2)	—	(74.2)	—	(74.2)
Foreign currency translation adjustment	—	—	—	—	—	1.8	—	—	1.8	—	1.8
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.3	—	—	—	2.3	—	2.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Purchases of treasury stock at cost	—	—	(0.8)	—	—	—	—	(36.2)	(36.2)	—	(36.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.3)	—	—	5.9	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Other (noncontrolling interest)	—	—	—	—	(0.5)	—	—	—	(0.5)	(1.6)	(2.1)
Balance at August 31, 2023	1.7	$0.0	29.3	$0.4	$632.7	$(53.8)	$955.1	$(479.8)	$1,054.6	$—	$1,054.6
Net Income (loss)	—	—	—	—	—	—	76.9	—	76.9	—	76.9
Foreign currency translation adjustment	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	4.1	—	—	—	4.1	—	4.1
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.6	—	—	—	0.6	—	0.6
Purchases of treasury stock at cost	—	—	(1.4)	—	—	—	—	(52.3)	(52.3)	—	(52.3)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(6.6)	—	—	7.5	0.9	—	0.9
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Balance at November 30, 2023	1.7	$0.0	28.2	$0.4	$630.8	$(53.5)	$1,026.0	$(524.6)	$1,079.1	$—	$1,079.1
Net Income (loss)	—	—	—	—	—	—	(26.5)	—	(26.5)	—	(26.5)
Foreign currency translation adjustment	—	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.3	—	—	—	2.3	—	2.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.5	—	—	—	2.5	—	2.5
Purchases of treasury stock at cost	—	—	(1.4)	—	—	—	—	(54.2)	(54.2)	—	(54.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.0)	—	—	4.6	0.6	—	0.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Other (share conversion)	(0.9)	—	0.9	—	(28.6)	—	—	28.6	—	—	—
Balance at February 29, 2024	0.8	$0.0	27.8	$0.4	$603.0	$(53.7)	$993.5	$(545.6)	$997.6	$—	$997.6
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 29,	February 28,
	2024	2023
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$(23.8)	$10.6
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	4.0	1.8
Provision for losses on inventory	15.7	15.2
Provision for losses on royalty advances	2.2	2.6
Amortization of prepublication costs	19.9	18.5
Depreciation and amortization	49.2	48.3
Amortization of pension and postretirement plans	0.3	(0.3)
Deferred income taxes	0.2	(0.4)
Stock-based compensation	8.7	8.2
Income from equity-method investments	(0.1)	(1.5)
Non cash write off related to asset impairments and write downs	0.5	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	21.2	32.9
Inventories	36.7	(105.4)
Prepaid expenses and other current assets	(5.8)	(2.9)
Income tax receivable	(21.0)	(1.8)
Royalty advances	(1.5)	(13.4)
Accounts payable	(44.6)	(2.7)
Accrued income taxes	(10.6)	(1.1)
Accrued royalties	22.3	22.8
Deferred revenue	24.7	31.0
Other accrued expenses	(15.3)	(30.5)
Other, net	1.8	(3.0)
Net cash provided by (used in) operating activities	84.7	28.9

Cash flows - investing activities:
Prepublication expenditures	(17.2)	(17.8)
Additions to property, plant and equipment	(43.8)	(36.8)
Other investment and acquisition-related payments	(8.5)	(10.7)
Net cash provided by (used in) investing activities	(69.5)	(65.3)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	52.9	2.5
Repayments of lines of credit, credit agreement and revolving loan	(27.5)	(3.6)
Repayment of capital lease obligations	(1.7)	(1.7)
Reacquisition of common stock	(143.0)	(75.9)
Proceeds pursuant to stock-based compensation plans	8.7	18.4
Payment of dividends	(18.9)	(18.9)
Other	0.1	(0.1)
Net cash provided by (used in) financing activities	(129.4)	(79.3)
Effect of exchange rate changes on cash and cash equivalents	0.1	(2.1)

Net increase (decrease) in cash and cash equivalents	(114.1)	(117.8)
Cash and cash equivalents at beginning of period	224.5	316.6
Cash and cash equivalents at end of period	$110.4	$198.8
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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)." The amendments in this update enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this ASU require more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU will be effective for the Company's fiscal year 2026. Early adoption is permitted. The amendments are to be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023, for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Book Clubs - U.S.	$13.3	$27.7	$48.3	$91.6
Book Fairs - U.S.	102.7	103.5	372.1	372.6
Trade - U.S.	70.0	64.8	233.5	248.9
Trade - International (1)	7.6	8.0	35.3	33.9
Total Children's Book Publishing and Distribution	$193.6	$204.0	$689.2	$747.0

Education Solutions - U.S.	$68.5	$70.0	$215.5	$223.2
Total Education Solutions	$68.5	$70.0	$215.5	$223.2

International - Major Markets (2)	$48.0	$41.3	$171.2	$171.8
International - Other Markets (3)	11.1	9.6	31.6	33.7
Total International	$59.1	$50.9	$202.8	$205.5

Total (4)	$321.2	$324.9	$1,107.5	$1,175.7
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.
(4) Total revenues of $323.7 and $1,114.8 for the three and nine months ended February 29, 2024, respectively, included rental income of $2.5 and $7.3, respectively, related to leased space in the Company's headquarters which was not allocated to a segment. Rental income of $1.5 and $4.6 for the three and nine months ended February 28, 2023, respectively, was recognized as a reduction to Selling, general and administrative expenses.

Estimated Returns

A liability for expected returns of $38.3, $34.9, and $44.8 is recorded within Other accrued expenses as of February 29, 2024, May 31, 2023, and February 28, 2023, respectively. In addition, a return asset of $4.4, $4.7, and $3.5 is recorded within Prepaid expenses and other current assets as of February 29, 2024, May 31, 2023, and February 28, 2023, respectively, for the recoverable cost of product estimated to be returned by customers.

Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities as of the dates indicated:

	February 29, 2024	May 31, 2023	February 28, 2023
Book fairs incentive credits	$109.9	$110.8	$105.2
Magazines+ subscriptions	30.5	5.0	30.7
U.S. digital subscriptions	16.8	22.8	25.2
U.S. education-related (1)	10.6	9.8	13.5
Media-related	0.1	0.0	4.4
Stored value programs	20.1	12.4	14.8
Other (2)	12.1	8.3	9.2
Total contract liabilities	$200.1	$169.1	$203.0
(1) Primarily includes contract liabilities related to contracts with school districts and professional services.
(2) Primarily includes contract liabilities related to various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. As of February 29, 2024, contract liabilities of $193.8 are recorded within Deferred revenue on the Company's Condensed

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Consolidated Balance Sheet and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $6.3 of contract liabilities as of February 29, 2024 are recorded within Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheet as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. Contract liabilities of $169.1 and $203.0 as of May 31, 2023 and February 28, 2023, respectively, are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $33.0 and $113.7 for the three and nine months ended February 29, 2024, respectively, and $45.9 and $126.2 for the three and nine months ended February 28, 2023, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2023	$16.7
Provision (benefit)	0.6
Write-offs and other	(0.2)
Balance as of August 31, 2023	$17.1
Provision (benefit)	2.5
Write-offs and other	(3.4)
Balance as of November 30, 2023	$16.2
Provision (benefit)	0.9
Write-offs and other	(1.5)
Balance as of February 29, 2024	$15.6

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

The following table sets forth the Company's revenue and operating income (loss) by segment for the periods indicated:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Revenues
Children's Book Publishing and Distribution	$193.6	$204.0	$689.2	$747.0
Education Solutions	68.5	70.0	215.5	223.2
International	59.1	50.9	202.8	205.5
Total (1)	$321.2	$324.9	$1,107.5	$1,175.7

Operating income (loss)
Children's Book Publishing and Distribution	$(0.8)	$1.9	$68.5	$85.0
Education Solutions	(0.8)	0.7	(13.7)	3.4
International	(5.9)	(9.0)	(6.1)	(5.8)
Overhead (2)	(27.4)	(21.3)	(81.4)	(68.3)
Total	$(34.9)	$(27.7)	$(32.7)	$14.3
(1) Total revenues of $323.7 and $1,114.8 for the three and nine months ended February 29, 2024, respectively, included rental income of $2.5 and $7.3, respectively, related to leased space in the Company's headquarters which was not allocated to a segment. Rental income of $1.5 and $4.6 for the three and nine months ended February 28, 2023, respectively, was recognized as a reduction to Selling, general and administrative expenses.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.

4. DEBT

The following table summarizes the carrying value of the Company's debt as of the dates indicated:

	February 29, 2024	May 31, 2023	February 28, 2023
US Revolving Credit Agreement	$25.0	$—	$—
Unsecured lines of credit	6.5	6.0	5.2
Total debt	$31.5	$6.0	$5.2
Less lines of credit, short-term debt and current portion of long-term debt	(31.5)	(6.0)	(5.2)
Total long-term debt	$—	$—	$—

The Company's debt obligations as of February 29, 2024 have maturities of one year or less.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
US Credit Agreement

On October 27, 2021, Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., entered into an amended and restated 5-year credit agreement with a syndicate of banks and Bank of America, N.A., as administrative agent and Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents (the “Credit Agreement”). The Credit Agreement provides for a $300.0 unsecured revolving credit facility and allows the Company to borrow, repay or prepay and reborrow at any time prior to the October 27, 2026 maturity date. The Credit Agreement also provides an unlimited basket for permitted payments of dividends and other distributions in respect of capital stock so long as the Corporation’s pro forma Consolidated Net Leverage Ratio, as defined, is not in excess of 2.75:1.

On February 28, 2023, the Company entered into the First and Second Amendments to the Credit Agreement (collectively the "Amendments"). The Amendments, among other things, (i) adjusted the credit spread adjustment for SOFR (the secured overnight financing rate as administered by the Federal Reserve Bank of New York) to 0.10% (10 basis points) and (ii) transitioned the reference rate under the Credit Agreement for borrowings from LIBOR (the London interbank offered rate) to SOFR, together with various other conforming changes to accommodate such replacement.

Under the Credit Agreement, interest on amounts borrowed thereunder is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrower at the time each advance is made). The interest pricing under the Credit Agreement is dependent upon the Borrower’s election of a rate that is either:

•a Base Rate equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.50% or (iii) the Term SOFR Rate plus 1.00% plus, in each case, an applicable margin ranging from 0.35% to 0.75%, as determined by the Company’s prevailing Consolidated Leverage Ratio (as defined in the Credit Agreement);
- or -
•a SOFR rate (Daily Simple or Term), plus a SOFR adjustment of 0.10% per annum and an applicable margin ranging from 1.35% to 1.75%, as determined by the Company’s prevailing Consolidated Leverage Ratio.

As of February 29, 2024, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on SOFR Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% per annum to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of February 29, 2024, the commitment fee rate was 0.20%.

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
As of February 29, 2024, outstanding borrowings under the Credit Agreement were $25.0 at an all-in borrowing rate of 6.77%. As of May 31, 2023 and February 28, 2023, the Company had no outstanding borrowings under the Credit Agreement.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At February 29, 2024, the Company had open standby letters of credit totaling $3.8 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.4 under the domestic credit lines discussed below.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Lines of Credit

As of February 29, 2024, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of February 29, 2024, May 31, 2023 and February 28, 2023. As of February 29, 2024, availability under these unsecured money market bid rate credit lines totaled $6.6, excluding commitments of $3.4. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 29, 2024, the Company had various local currency international credit lines totaling $23.6 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $6.5 at February 29, 2024 at a weighted average interest rate of 3.8%, compared to outstanding borrowings of $6.0 at May 31, 2023 at a weighted average interest rate of 4.9%, and $5.2 at February 28, 2023 at a weighted average interest rate of 5.0%. As of February 29, 2024, the amounts available under these facilities totaled $17.1. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

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

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net income (loss) attributable to Class A and Common Stockholders	$(26.5)	$(19.2)	$(23.8)	$10.6
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	29.1	33.7	29.9	34.2
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	—	—	—	0.9
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	29.1	33.7	29.9	35.1
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(0.91)	$(0.57)	$(0.80)	$0.31
Diluted	$(0.91)	$(0.57)	$(0.80)	$0.30
Anti-dilutive shares pursuant to stock-based compensation plans	1.1	0.7	0.7	0.6

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 29, 2024	February 28, 2023
Options outstanding pursuant to stock-based compensation plans (in millions)	3.0	3.3

As of February 29, 2024, $46.0 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 12, Treasury Stock, for a more complete description of the Company’s share buy-back program and Note 18, "Subsequent Events", for additional Board authorization for Common share repurchases.

7. ACQUISITIONS

On June 1, 2023, the Company acquired the remaining shares of Make Believe Ideas Limited, a UK-based children's book publishing company, for $2.1, increasing the Company's total ownership from 95.0% to 100%. The acquisition was accounted for as an equity transaction as there was no change in control. The carrying value of the noncontrolling interest at the acquisition date was $1.6. The difference between the fair value of consideration paid and the carrying value was recognized as an adjustment to Additional paid-in capital of $0.5.

On September 1, 2022, the Company acquired 100% of the share capital of Learning Ovations, Inc., a U.S.-based education technology business and developer of a literacy assessment and instructional system, for $11.1, net of cash acquired. The Company accounted for the acquisition as a business combination under the acquisition method of accounting. Fair values were assigned to the assets and liabilities acquired, including cash, receivables, and technology/know-how. The receivables acquired had a fair value of $0.1 and were collected as of the end of the first quarter of fiscal 2024. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the technology/know-how using a discount rate of 17.5% to account for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs. The fair values of the net assets were $3.6, which included $4.1 of amortizable intangible assets attributable to the technology/know-how and a $0.6 deferred tax liability. This acquisition resulted in $7.6 of goodwill that was assigned to the Company's Education Solutions segment and was not deductible for tax purposes. The results of operations of this business subsequent to the acquisition are included in the Education Solutions segment. The transaction was not

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
determined to be material to the Company's results and therefore pro forma financial information has not been presented.

8. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

	February 29, 2024	May 31, 2023	February 28, 2023
Gross beginning balance	$172.3	$164.9	$164.9
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$132.7	$125.3	$125.3
Additions	—	7.6	7.0
Foreign currency translation	0.1	(0.2)	(0.4)
Ending balance	$132.8	$132.7	$131.9

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

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the periods indicated:

	February 29, 2024	May 31, 2023	February 28, 2023
Beginning balance - Other intangibles subject to amortization	$7.8	$6.0	$6.0
Additions	6.0	4.1	4.1
Amortization expense	(1.9)	(2.2)	(1.7)
Foreign currency translation	0.0	(0.1)	(0.1)
Total other intangibles subject to amortization, net of accumulated amortization of $38.4, $36.5 and $36.0, respectively	$11.9	$7.8	$8.3
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangibles	$14.0	$9.9	$10.4

During the second quarter of fiscal 2024, the Company acquired certain amortizable intangible assets related to educational programs for $5.8. These intangible assets are amortized over the estimated useful life of 8 years. During the third quarter of fiscal 2024, the Company acquired $0.2 of certain amortizable intangible assets of a U.S.- based children's book publishing business. These intangible assets are amortized over the estimated useful life of 5 years.

In fiscal 2023, the Company acquired Learning Ovations, Inc., a U.S.-based education technology business, which resulted in the recognition of $4.1 of amortizable intangible assets. These intangible assets are amortized over the estimated useful life of 7 years.

Intangible assets with indefinite lives consist principally of trademark and trade name rights. Intangible assets with definite lives consist principally of customer lists, intellectual property, trade names and other agreements. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 6.0 years.

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

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	February 29, 2024	May 31, 2023	February 28, 2023	Segment
Equity method investments	$30.8	$31.6	$31.1	International
Other equity investments	6.0	6.0	6.0	Children's Book Publishing & Distribution
Total Investments	$36.8	$37.6	$37.1

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

Income (loss) from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled a loss of $0.2 and income of $0.1 for the three and nine months ended February 29, 2024, respectively, and income of $0.2 and $1.5 for the three and nine months ended February 28, 2023, respectively. The Company received dividends of $1.3 in the three and nine month period ended February 29, 2024. The Company did not receive any dividends in the three and nine month period ended February 28, 2023.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Interest cost	$0.3	$0.3	$0.1	$0.1
Expected return on assets	(0.2)	(0.4)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.3)	(0.3)
Amortization of net actuarial (gain) loss	0.4	0.2	0.0	—
Total	$0.5	$0.1	$(0.2)	$(0.2)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	UK Pension Plan		US Postretirement Benefits
	Nine months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Interest cost	$1.0	$0.8	$0.3	$0.3
Expected return on assets	(0.8)	(1.0)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.7)	(0.7)
Amortization of net actuarial (gain) loss	1.0	0.4	0.0	—
Total	$1.2	$0.2	$(0.4)	$(0.4)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the nine months ended February 29, 2024, the Company contributed $0.9 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.2 to the UK Pension Plan for the fiscal year ending May 31, 2024.

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Stock option expense	$0.6	$0.7	$3.6	$3.7
Restricted stock unit expense	1.6	1.4	4.5	3.7
Management stock purchase plan	0.0	0.1	0.3	0.5
Employee stock purchase plan	0.1	0.1	0.3	0.3
Total stock-based compensation expense	$2.3	$2.3	$8.7	$8.2

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.1	0.5	0.7

12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The table below represents the Board authorization at the dates indicated:

Authorization	Amount
July 2023	$100.0
December 2023	66.2
Total current Board authorizations	$166.2
Less repurchases made under these authorizations	$(120.2)
Remaining Board authorization at February 29, 2024	$46.0

Remaining Board authorization at February 29, 2024 represents the amount remaining under the current $66.2 Board authorization for Common share repurchases announced on December 13, 2023, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 18, "Subsequent Events", for additional Board authorization for Common share repurchases.

Repurchases of the Company's Common Stock were $54.2 and $142.7, including excise tax on share repurchases of $0.2 and $0.9, during the three and nine months ended February 29, 2024, respectively. The Company's repurchase program may be suspended at any time without prior notice.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended February 29, 2024
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2023	$(48.0)	$(5.5)	$(53.5)
Other comprehensive income (loss) before reclassifications	(0.4)	—	(0.4)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.2)	(0.2)
Other comprehensive income (loss)	(0.4)	0.2	(0.2)
Ending balance at February 29, 2024	$(48.4)	$(5.3)	$(53.7)

	Three months ended February 28, 2023
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2022	$(51.2)	$(0.9)	$(52.1)
Other comprehensive income (loss) before reclassifications	(1.0)	—	(1.0)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.2	0.2
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.2)	(0.2)
Other comprehensive income (loss)	(1.0)	0.0	(1.0)
Ending balance at February 28, 2023	$(52.2)	$(0.9)	$(53.1)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Nine months ended February 29, 2024
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2023	$(50.0)	$(5.8)	$(55.8)
Other comprehensive income (loss) before reclassifications	1.6	—	1.6
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	1.0	1.0
Amortization of prior service (credit) cost (net of tax of $0.2)	—	(0.5)	(0.5)
Other comprehensive income (loss)	1.6	0.5	2.1
Ending balance at February 29, 2024	$(48.4)	$(5.3)	$(53.7)

	Nine months ended February 28, 2023
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2022	$(44.6)	$(0.8)	$(45.4)
Other comprehensive income (loss) before reclassifications	(7.6)	—	(7.6)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service (credit) cost (net of tax of $0.2)	—	(0.5)	(0.5)
Other comprehensive income (loss)	(7.6)	(0.1)	(7.7)
Ending balance at February 28, 2023	$(52.2)	$(0.9)	$(53.1)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended		Condensed Consolidated Statements of Operations line item
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Employee benefit plans:
Amortization of net actuarial loss	$0.4	$0.2	$1.0	$0.4	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.3)	(0.3)	(0.7)	(0.7)	Other components of net periodic benefit (cost)
Less: Tax effect	0.1	0.1	0.2	0.2	Provision (benefit) for income taxes
Total cost, net of tax	$0.2	$0.0	$0.5	$(0.1)

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

The Company's interim effective tax rate, inclusive of discrete items, for the three and nine month periods ended February 29, 2024 was 23.4% and 23.5%, respectively, compared to 26.3% and 36.3%, respectively, for the prior fiscal year period. The interim effective tax rate for the nine months ended February 29, 2024 varies from the statutory rate primarily due to state & local income tax.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts as of February 29, 2024 and February 28, 2023 were $22.8 and $22.8, respectively. A net unrealized gain of $0.2 and $0.6 was recognized for the nine months ended February 29, 2024 and February 28, 2023, respectively.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	February 29, 2024	May 31, 2023	February 28, 2023
Accrued payroll, payroll taxes and benefits	$32.7	$29.2	$31.6
Accrued bonus and commissions	18.1	31.2	21.8
Returns liability	38.3	34.9	44.8
Accrued other taxes	19.9	24.8	20.5
Accrued advertising and promotions	7.9	7.3	8.8
Other accrued expenses	39.8	41.5	36.4
Total accrued expenses	$156.7	$168.9	$163.9

18. SUBSEQUENT EVENTS

On March 11, 2024, the Company signed a definitive agreement to invest in 9 Story Media Group ("9 Story"), a leading creator, producer and distributor of premium animated and live-action children's content. Under the terms of the definitive agreement with 9 Story, Scholastic will acquire 100% of the economic interests and a minority of voting rights in 9 Story for approximately $186 million, subject to customary purchase price adjustments. The investment has been approved by both companies' boards of directors and the shareholders of 9 Story. Subject to receipt of a satisfactory opinion by the Minister of Canadian Heritage and other customary closing conditions, the transaction is expected to close in the first quarter of fiscal 2025.

On March 20, 2024, the Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2024. The dividend is payable on June 17, 2024 to shareholders of record as of the close of business on April 30, 2024. The Board also authorized an increase of $54.6 for Common share repurchases under the Company's share buy-back program, resulting in a current Board authorization of $100.0, which includes $46.0 remaining from the previous Board authorization less share repurchases of $0.6 subsequent to February 29, 2024.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the third quarter ended February 29, 2024 were $323.7 million, compared to $324.9 million in the prior fiscal year quarter, a decrease of $1.2 million. The Company reported net loss per diluted share of Class A and Common Stock of $0.91 in the third quarter of fiscal 2024, compared to net loss per diluted share of $0.57 in the prior fiscal year quarter.

During the third fiscal quarter, trade channel revenues benefited from multiple new releases, which expanded the Company's presence on bestseller lists, including Heroes: A Novel of Pearl Harbor by Alan Gratz and the latest titles in our popular graphic novel series HeartstopperTM by Alice Oseman, Wings of FireTM by Tui Sutherland, Amulet by Kazi Kibuishi and The Baby-Sitters Club® by Ann Martin. Looking ahead, the next title in Dav Pilkey’s Dog Man® series went on sale on March 19th. Following the success of the Goosebumps® TV series which debuted last fall, Disney announced it has greenlit a second season of the hit series for Disney+®. On March 11th, the Company signed a definitive agreement to invest in 9 Story Media Group ("9 Story"). This strategic combination with a leading creator, producer and distributor of premium animated and live-action children’s content will significantly grow the Company's footprint in children’s media as well as opportunities to build and monetize Scholastic’s trusted global brand, best-selling publishing and unique distribution channels, reaching kids where they are and creating more value for our shareholders.

On a consolidated basis, the Company experienced modest revenue declines and higher expected losses in the seasonally small third quarter, in-line with expectations, reflecting the continued impact of the currently complex environment in U.S. schools on the School Reading Events and Education divisions. The Company remains committed to executing on a long-term strategy, investing in content and capabilities to drive growth, maintaining a strong and efficient balance sheet, and returning capital to shareholders.

Results of Operations

Consolidated

Revenues for the quarter ended February 29, 2024 decreased by $1.2 million to $323.7 million, compared to $324.9 million in the prior fiscal year quarter. The Children's Book Publishing and Distribution segment revenues decreased by $10.4 million, primarily driven by lower book clubs channel sales, reflecting a planned reduction in unprofitable offers, as the business implements new customer-centric strategies and is integrated into the school reading events business, as well as lower media revenues compared to the the prior year which benefited from the release of the "Eva the Owlet"TM TV series, based on the Owl DiariesTM book series. These decreases were offset by increased trade publishing revenues driven by higher sales in both backlist and frontlist titles from book series, including Heartstopper, Wings of Fire, Amulet, and The Baby-Sitters Club. In the Education Solutions segment, revenues were relatively consistent with the prior period, down $1.5 million, as the third fiscal quarter is a lower volume period due to the seasonality of the school markets. In local currency, International segment revenues increased by $8.2 million, primarily reflecting higher trade channel sales in the UK and Canada as well as higher book fairs revenues in Canada. The net foreign exchange impact on the International segment revenues was not significant in the quarter ended February 29, 2024.

Revenues for the nine months ended February 29, 2024 decreased by $60.9 million to $1,114.8 million, compared to $1,175.7 million in the prior fiscal year period. The Children's Book Publishing and Distribution segment revenues decreased by $57.8 million, primarily driven by lower book clubs channel revenues reflecting a planned reduction in unprofitable offers, coupled with lower trade channel revenues resulting from the softness in the retail book market in the first half of the fiscal year and lower media revenues due to the prior period release of the "Eva the Owlet" TV series, based on the Owl Diaries book series. In the Education Solutions segment, revenues decreased by $7.7 million primarily due to the timing of revenues from summer learning product offerings as the Company continues to experience a shift in sales from the first fiscal quarter into the fourth fiscal quarter, coupled with sales declines in supplemental instructional materials, largely related to shifting approaches to literacy instruction. In local currency, the International segment revenues decreased by $2.0 million, primarily due to lower sales in Australia, primarily from the trade channel which continued to be impacted by the softness in the retail markets, partially offset by higher revenues in Canada driven by improved book fair performance and increased revenues in the U.K. primarily driven by the trade channel. International segment revenues were also impacted by unfavorable foreign exchange of $0.7 million in the period ended February 29, 2024.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Components of Cost of goods sold for the three and nine months ended February 29, 2024 and February 28, 2023 are as follows:

	Three months ended				Nine months ended
	February 29,		February 28,		February 29,		February 28,
	2024		2023		2024		2023
($ amounts in millions)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Product, service and production costs and inventory reserves	$83.5	25.8%	$96.2	29.6%	$299.3	26.9%	$337.2	28.7%
Royalty costs	26.9	8.3%	24.8	7.6%	90.5	8.1%	97.6	8.3%
Prepublication amortization	6.7	2.1%	6.3	2.0%	20.6	1.8%	19.1	1.6%
Postage, freight, shipping, fulfillment and other	31.6	9.7%	33.8	10.4%	102.4	9.2%	112.1	9.5%
Total	$148.7	45.9%	$161.1	49.6%	$512.8	46.0%	$566.0	48.1%

Cost of goods sold for the quarter ended February 29, 2024 was $148.7 million, or 45.9% of revenues, compared to $161.1 million, or 49.6% of revenues, in the prior fiscal year quarter. The improvement in Cost of goods sold as a percentage of revenues was primarily attributable to favorable product expenses due to lower printing and inbound freight costs partially offset by higher royalties due to the increase in trade publishing sales which carry a higher royalty rate.

Cost of goods sold for the nine months ended February 29, 2024 was $512.8 million, or 46.0% of revenues, compared to $566.0 million, or 48.1% of revenues, in the prior fiscal year period. The improvement in Cost of goods sold as a percentage of revenues was primarily attributable to favorable product expenses due to lower printing and inbound freight costs, decreased production costs due to the prior year release of "Eva the Owlet", and lower royalties related to a higher mix of lower-royalty bearing titles sold in the domestic trade channel in the period ended February 29, 2024. This was partially offset by higher prepublication amortization as a result of the release of Ready4ReadingTM at the end of fiscal 2023.

Selling, general and administrative expenses for the quarter ended February 29, 2024 increased to $194.8 million, compared to $178.0 million in the prior fiscal year quarter. The $16.8 million increase was primarily attributable to higher severance expense from the Company's restructuring programs of $0.8 million and $3.0 million related to the Company's planned investment in 9 Story. In addition, in the prior period, the Company received approximately $3.3 million in COVID-related subsidies and $5.0 million in recoveries from its insurance programs related to photo litigation settlements accrued and paid in prior periods. The remaining increase was primarily related to increased internal and external service labor costs due in part to investment in growth opportunities, partially offset by lower promotional spending.

Selling, general and administrative expenses for the nine months ended February 29, 2024 increased to $592.1 million, compared to $554.4 million in the prior fiscal year period. The $37.7 million increase was primarily attributable to increased spending related to facilities and labor ahead of expected growth in the book fairs channel and investments in growth opportunities in Education Solutions. In addition, the Company incurred higher severance expense from the Company's restructuring programs of $7.1 million related to reorganization efforts and cost-saving initiatives in the school reading events business, Education Solutions and Canada and $3.0 million related to the Company's planned investment in 9 Story. In the prior period, the Company received approximately $3.3 million in COVID-related subsidies and $5.0 million in recoveries from its insurance programs related to photo litigation settlements accrued and paid in prior periods. These increases were partially offset by lower promotional spending.

Depreciation and amortization expenses in the three and nine months ended February 29, 2024 of $14.6 million and $42.1 million, respectively, was relatively consistent compared to $13.5 million and $41.0 million, respectively, in the prior fiscal year periods. The Company continues to shift spending to cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses rather than Depreciation and amortization. Amortization related to cloud computing arrangements for the period ended February 29, 2024 was consistent with the prior year period. There were no significant assets placed into service during the period ended February 29, 2024.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Asset impairments for the three and nine months ended February 29, 2024 were $0.5 million. The Company committed to a plan to cease use of a leased sales office with minimal use by employees due to a hybrid work environment, as a result of which the Company recognized an impairment expense of $0.5 million in the third quarter of fiscal 2024, primarily related to this right-of-use asset.

Interest income for the three months ended February 29, 2024 was $1.1 million compared to $1.7 million in the prior fiscal year quarter. The decrease in interest income was due to lower investment balances as compared to the prior fiscal year quarter. Interest income for the nine months ended February 29, 2024 was $3.7 million, compared to $3.4 million in the prior fiscal year period. The increase was attributable to higher interest rates earned in the period ended February 29, 2024. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

Interest expense for the three and nine months ended February 29, 2024 was $0.5 million and $1.3 million, respectively, compared to $0.3 million and $1.1 million, respectively, in the prior fiscal year periods. The increase was primarily due to interest expense on increased borrowings.

The Company's interim effective tax rate, inclusive of discrete items, for the three and nine months ended February 29, 2024 was 23.4% and 23.5%, respectively, compared to 26.3% and 36.3%, respectively, for the prior fiscal year periods.

Net loss attributable to Scholastic Corporation for the quarter ended February 29, 2024 increased by $7.3 million to $26.5 million, compared to $19.2 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $0.91 and $0.91, respectively, for the fiscal quarter ended February 29, 2024, compared to $0.57 and $0.57, respectively, in the prior fiscal year quarter.

Net loss attributable to Scholastic Corporation for the nine months ended February 29, 2024 increased by $34.4 million to $23.8 million, compared to net income of $10.6 million in the prior fiscal year period. Loss per basic and diluted share of Class A and Common Stock was $0.80 and $0.80, respectively, for the nine months ended February 29, 2024, compared to earnings per basic and diluted share of $0.31 and $0.30, respectively, in the prior fiscal year period.

Net loss attributable to noncontrolling interest for the three months ended February 28, 2023 was $0.1 million. Net income attributable to noncontrolling interest for the nine months ended February 28, 2023 was $0.1 million.

Children’s Book Publishing and Distribution

	Three months ended				Nine months ended
	February 29,	February 28,	$	%	February 29,	February 28,	$	%
($ amounts in millions)	2024	2023	Change	Change	2024	2023	Change	Change
Revenues	$193.6	$204.0	$(10.4)	(5.1)%	$689.2	$747.0	$(57.8)	(7.7)%
Cost of goods sold	87.5	103.7	(16.2)	(15.6)%	306.9	361.4	(54.5)	(15.1)%
Other operating expenses (1)	106.4	98.4	8.0	8.1%	313.3	300.6	12.7	4.2%
Asset impairments	0.5	—	0.5	NM	0.5	—	0.5	NM
Operating income (loss)	$(0.8)	$1.9	$(2.7)	(142.1)%	$68.5	$85.0	$(16.5)	(19.4)%
Operating margin	NM	0.9%			9.9%	11.4%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 29, 2024 decreased by $10.4 million to $193.6 million, compared to $204.0 million in the prior fiscal year quarter. The third fiscal quarter is a seasonally quiet quarter for the book clubs and book fairs channels. Due to the Company's on-going efforts to strategically reposition the book clubs business, revenues declined by $14.4 million when compared to the prior fiscal quarter. The book fairs channel revenues were relatively flat, a decrease of $0.8 million. In the trade channel, revenues were impacted by Scholastic Entertainment's prior year delivery of the animated TV show "Eva the Owlet". Excluding Scholastic Entertainment sales, trade channel revenues increased $10.2 million driven by higher backlist sales and new releases from the Company's best-selling series, including Wings of Fire GraphixTM #7: Winter Turning,

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Heartstopper #5, Amulet #9: Waverider and The Baby-sitters Club Graphix #15: Claudia and the Bad Joke, as well as the release of Heroes: A Novel of Pearl Harbor from New York Times best-selling author Alan Gratz. The trade channel also benefited from continued strong sales of the new paperback edition of The Ballad of Songbirds and Snakes in connection with Lionsgate's theatrical release in November 2023, and a related increase in sales of titles from the original Hunger Games trilogy.

Subsequent to the quarter ended February 29, 2024, the Company signed a definitive agreement to invest in 9 Story, a leading independent creator, producer and distributor of premium children's content. The strategic investment in 9 Story will expand the Company's media production, sales and licensing opportunities to leverage the brand, publishing capabilities and global children’s franchises across print, screens and merchandising.

Revenues for the nine months ended February 29, 2024 decreased by $57.8 million to $689.2 million, compared to $747.0 in the prior fiscal year period. Revenues from school reading events decreased $43.8 million due to lower revenues from the book clubs channel of $43.3 million as efforts to reposition the business to a smaller, more profitable core resulted in a lower number of sponsors and fewer events. Revenues from the book fairs channel remained relatively consistent year over year on an increase in number of fairs offset by a modest decline in revenue per fair. Trade channel revenues decreased $14.0 million reflecting modest declines in the retail book market, the prior year release of Harry Potter and the Order of the Phoenix: The Illustrated Edition and lower media revenues associated with the prior year release of the animated series "Eva the Owlet". Despite modest declines in the retail book market, the trade channel benefited from sales of the new paperback edition of The Ballad of Songbirds and Snakes in connection with Lionsgate's theatrical release in November 2023 and a related increase in sales of titles from the original Hunger Games trilogy as well as strong sales from several new releases including Cat Kid Comic Club®: Influencers, Heartstopper #5, the interactive edition of Harry Potter and the Prisoner of Azkaban, Wings of Fire Graphix #7: Winter Turning, Wings of Fire: A Guide to the Dragon World and The Harry Potter Wizarding Almanac.

Cost of goods sold for the quarter ended February 29, 2024 was $87.5 million, or 45.2% of revenues, compared to $103.7 million, or 50.8% of revenues, in the prior fiscal year quarter. The improvement in Cost of goods sold as a percentage of revenues was primarily attributable to favorable product expenses due to lower printing and inbound freight costs, partially offset by higher royalty costs due to the increase in trade publishing sales which carry a higher royalty rate.

Cost of goods sold for the nine months ended February 29, 2024 was $306.9 million, or 44.5% of revenues, compared to $361.4 million, or 48.4% of revenues, in the prior fiscal year period. The improvement in Cost of goods sold as a percentage of revenues was primarily attributable to favorable product expenses due to lower printing and inbound freight costs as well as favorable royalty costs as a result of a higher mix of lower-royalty bearing titles sold in the trade channel in the period ended February 29, 2024. Favorable Cost of goods sold is expected to continue into the fourth fiscal quarter.

Other operating expenses for the quarter ended February 29, 2024 increased by $8.0 million to $106.4 million, compared to $98.4 million in the prior fiscal year quarter. Other operating expenses for the nine months ended February 29, 2024 increased by $12.7 million to $313.3 million, compared to $300.6 million in the prior fiscal year period. The increase in Other operating expenses was primarily driven by higher labor, equipment costs and rent for warehouse space in the book fairs channel to support increased fair count, a COVID-related governmental employee retention credit of approximately $3.3 million recognized in the prior period and $3.0 million related to the Company's planned investment in 9 Story. These increases were partially offset by a lower cost base in book clubs, reflecting lower promotional spending related to book clubs kits as a result of a change in the frequency of the distribution of kits to schools.

Asset impairments for the three and nine months ended February 29, 2024 were $0.5 million. The Company committed to a plan to cease use of a leased sales office space with minimal use by employees due to a hybrid work environment, as a result of which the Company recognized an impairment expense of $0.5 million in the third quarter of fiscal 2024, primarily related to this right of use asset.

Segment operating loss for the quarter ended February 29, 2024 was $0.8 million, compared to operating income of $1.9 million in the prior fiscal year quarter. The $2.7 million decrease was attributable to a COVID-related governmental employee retention credit recognized in the prior period, costs related to the Company's planned investment in 9 Story, the right of use asset impairment and lower revenues. This decrease was partially offset by lower freight costs and promotional spending.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Segment operating income for the nine months ended February 29, 2024 was $68.5 million, compared to $85.0 million in the prior fiscal year period. The $16.5 million decrease in operating income was attributable to lower book clubs channel revenues as a result of efforts to reposition the business, a COVID-related governmental employee retention credit recognized in the prior period, costs related to the Company's planned investment in 9 Story and the right of use asset impairment. Higher planned book fair channel spending around growth initiatives impacting facility, technology and labor costs was offset by decreased promotional spending in the book clubs channel.

Education Solutions

	Three months ended				Nine months ended
	February 29,	February 28,	$	%	February 29,	February 28,	$	%
($ amounts in millions)	2024	2023	Change	Change	2024	2023	Change	Change
Revenues	$68.5	$70.0	$(1.5)	(2.1)%	$215.5	$223.2	$(7.7)	(3.4)%
Cost of goods sold	26.2	25.8	0.4	1.6%	89.5	84.8	4.7	5.5%
Other operating expenses (1)	43.1	43.5	(0.4)	(0.9)%	139.7	135.0	4.7	3.5%
Operating income (loss)	$(0.8)	$0.7	$(1.5)	NM	$(13.7)	$3.4	$(17.1)	NM
Operating margin	NM	1.0%			NM	1.5%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 29, 2024 decreased by $1.5 million to $68.5 million, compared to $70.0 million in the prior fiscal year quarter. The third fiscal quarter is a seasonally low volume quarter for the education channel. Sales in supplemental instructional materials were lower, primarily related to the shift in prevailing approaches to literacy instruction which was partially offset by increased revenues from state-sponsored programs. The segment continues to prepare for the seasonally important fourth fiscal quarter.

Revenues for the nine months ended February 29, 2024 decreased by $7.7 million to $215.5 million, compared to $223.2 million in the prior fiscal year period. The decrease in segment revenues was primarily driven by timing of revenues from summer learning product offerings as the Company continues to experience a shift in sales from the first fiscal quarter into the fourth fiscal quarter, coupled with declines in supplemental instructional materials. Partially offsetting the lower revenues, the segment benefited from increased revenues from its literacy initiatives, such as the Scholastic Family and Community Engagement (FACE)TM initiative, as a result of continued growth in the funding for community and extended learning programs to support childhood literacy.

Cost of goods sold for the quarter ended February 29, 2024 was $26.2 million, or 38.2% of revenues, compared to $25.8 million, or 36.9% of revenues, in the prior fiscal year quarter. Cost of goods sold for the nine months ended February 29, 2024 was $89.5 million, or 41.5% of revenues, compared to $84.8 million, or 38.0% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to higher costs associated with the mix of product sold during the period ended February 29, 2024, coupled with increased fulfillment costs. In addition, the segment incurred higher prepublication amortization as result of the release of Ready4ReadingTM at the end of fiscal 2023.

Other operating expenses for the quarter ended February 29, 2024 were $43.1 million, compared to $43.5 million in the prior fiscal year quarter, resulting in a decrease of $0.4 million primarily attributable to lower promotional spending partially offset by higher labor costs.

Other operating expenses for the nine months ended February 29, 2024 were $139.7 million, compared to $135.0 million in the prior fiscal year period, resulting in an increase of $4.7 million. The increase in Other operating expenses was primarily attributable to higher costs as a result of increased spending on investments in long-term growth opportunities, partially offset by lower spending on promotional materials.

Segment operating loss for the quarter ended February 29, 2024 was $0.8 million, compared to operating income of $0.7 million in the prior fiscal year quarter. The $1.5 million decrease was primarily driven by increased spending on investments in growth opportunities, partially offset by lower promotional spending.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Segment operating loss for the nine months ended February 29, 2024 was $13.7 million, compared to operating income of $3.4 million in the prior fiscal year period. The $17.1 million decrease was primarily driven by lower revenues, coupled with unfavorable cost of product due to product mix and higher prepublication amortization and increased spending on investments in growth opportunities. Higher operating cost levels are expected to continue in the fourth fiscal quarter of fiscal 2024.

International

	Three months ended				Nine months ended
	February 29,	February 28,	$	%	February 29,	February 28,	$	%
($ amounts in millions)	2024	2023	Change	Change	2024	2023	Change	Change
Revenues	$59.1	$50.9	$8.2	16.1%	$202.8	$205.5	$(2.7)	(1.3)%
Cost of goods sold	36.5	33.7	2.8	8.3%	121.3	127.0	(5.7)	(4.5)%
Other operating expenses (1)	28.5	26.2	2.3	8.8%	87.6	84.3	3.3	3.9%
Operating income (loss)	$(5.9)	$(9.0)	$3.1	34.4%	$(6.1)	$(5.8)	$(0.3)	(5.2)%
Operating margin	NM	NM			NM	NM
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 29, 2024 increased by $8.2 million to $59.1 million, compared to $50.9 million in the prior fiscal year quarter. The foreign exchange impact on Revenues across the Company's foreign operations was not significant in the quarter ended February 29, 2024. In Canada, local currency revenues increased $3.2 million primarily due to higher revenues from the trade channel, coupled with higher book fairs channel revenues due to increased fair count and improved revenue per fair. UK local currency revenues increased $2.2 million, primarily driven by higher revenues from the trade channel, due to a strong performance of series titles including Hunger Games, Five Nights at Freddy’s® and Dog Man®. In Australia and New Zealand, local currency revenues increased $1.1 million, primarily driven by higher sales in the education channel coupled with higher sales from the book clubs channel. Local currency revenues in Asia increased $0.7 million primarily due to modest growth in India. Export channel sales also increased $1.0 million as compared to the prior fiscal year quarter.

Revenues for the nine months ended February 29, 2024 decreased by $2.7 million to $202.8 million, compared to $205.5 million in the prior fiscal year period. Local currency revenues across the Company's ongoing foreign operations decreased by $0.5 million, excluding $1.5 million in lower revenues due to the disposition of the direct sales business in Asia and an unfavorable foreign exchange impact of $0.7 million. In Australia and New Zealand, local currency revenues decreased $4.6 million, primarily driven by lower sales in the trade channel due to the continued softness in the retail market. Local currency revenues in Asia decreased $0.5 million primarily due to lower sales from the trade and education channels in Asia, partially offset by increased revenues from the education channel in the Philippines, as well as increased revenues in India. Partially offsetting the revenue decline, local currency revenues in the UK increased $3.8 million, primarily driven by higher revenues from the trade and book fairs channels, partially offset by lower sales from the book clubs channel. In Canada, local currency revenues increased $0.5 million primarily due to higher revenue per fair in the book fairs channel, partially offset by lower revenues from the book clubs channel. Export channel sales also increased $0.3 million as compared to the prior fiscal year period.

Cost of goods sold for the quarter ended February 29, 2024 was $36.5 million, or 61.8% of revenues, compared to $33.7 million, or 66.2% of revenues, in the prior fiscal year quarter. Cost of goods sold for the nine months ended February 29, 2024 was $121.3 million, or 59.8% of revenues, compared to $127.0 million, or 61.8% of revenues, in the prior fiscal year period. The decrease in Cost of goods sold as a percentage of revenues was primarily attributable to favorable product costs due to lower print and inbound freight costs as well as lower outbound freight charges, primarily in Canada.

Other operating expenses for the quarter ended February 29, 2024 were $28.5 million, compared to $26.2 million in the prior fiscal year quarter. Other operating expenses increased $2.3 million primarily driven by higher employee-related costs and lower equity investment income in the quarter ended February 29, 2024.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Other operating expenses for the nine months ended February 29, 2024 were $87.6 million, compared to $84.3 million in the prior fiscal year period. Other operating expenses increased $3.3 million primarily driven by lower equity investment income, coupled with severance expense from restructuring programs within the book clubs channel in Canada of $1.2 million in the period ended February 29, 2024.

Segment operating loss for the quarter ended February 29, 2024 was $5.9 million, compared to $9.0 million in the prior fiscal year quarter. The $3.1 million decrease in operating loss was primarily driven by higher sales, coupled with operating efficiencies in Canada which benefited from the reorganization of its book clubs operations.

Segment operating loss for the nine months ended February 29, 2024 was $6.1 million, compared to operating loss of $5.8 million in the prior fiscal year period. The $0.3 million increase in operating loss was primarily driven by lower trade channel revenues in Australia reflecting the continued softness in the retail market, coupled with higher severance expense from restructuring programs in Canada which are expected to continue to drive greater operating efficiencies across North American operations.

Overhead

Unallocated overhead expense for the quarter ended February 29, 2024 increased by $6.1 million to $27.4 million, from $21.3 million in the prior year quarter. The increase was primarily attributable to a photo litigation settlement in the prior period, certain legacy sales tax items that benefited the prior year and higher employee related costs which included severance expense from restructuring programs of $0.8 million, partially offset with higher rental income of $1.0 million as a result of a new tenant leasing space in the Company's headquarters.

Unallocated overhead expense for the nine months ended February 29, 2024 increased by $13.1 million to $81.4 million, from $68.3 million in the prior year period. The increase was primarily attributable to a photo litigation settlement in the prior period, certain legacy sales tax items that benefited the prior year and higher employee-related costs, which included severance expense from restructuring programs of $5.9 million related to the reorganization efforts and cost-saving initiatives in the school reading events division and Education Solutions as well as higher medical expense. This was partially offset by higher rental income of $2.7 million as a result of the new tenant leasing space in the Company's headquarters and timing of discretionary spending.

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

Cash provided by operating activities was $84.7 million for the nine months ended February 29, 2024, compared to cash provided by operating activities of $28.9 million for the prior fiscal year period, representing an increase in cash provided by operating activities of $55.8 million. The increase in cash provided was primarily driven by approximately $148 million in lower inventory purchases as lead times have returned to pre-pandemic levels resulting in a return to historical purchasing patterns, which also reflected lower freight and manufacturing costs. This was partially offset by lower customer remittances on receivable balances, increased spending on growth initiatives in Education Solutions and higher planned spending related to facilities and labor ahead of expected growth in the book fairs channel, as well as higher severance paid in the period ended February 29, 2024.

Cash used in investing activities was $69.5 million for the nine months ended February 29, 2024, compared to cash used in investing activities of $65.3 million in the prior fiscal year period, representing an increase in cash used in investing activities of $4.2 million. The increase in cash used was driven by higher capital expenditures of $7.0 million, primarily for new point-of-sale equipment and trailers for the book fairs channel. This was partially offset by lower acquisition‑related payments in which the Company acquired the remaining shares of Make Believe Ideas Limited for $2.1 million and certain amortizable intangible assets related to educational programs for $5.8 million during the period ended February 29, 2024, compared to the acquisition of Learning Ovations for $10.7 million in the prior year period.

Cash used in financing activities was $129.4 million for the nine months ended February 29, 2024, compared to cash used by financing activities of $79.3 million for the prior fiscal year period, representing an increase in cash used in financing activities of $50.1 million. The increase in cash used was attributable to common stock repurchases of $143.0 million, compared to repurchases of $75.9 million in the prior fiscal year period and a decrease in net proceeds from stock option exercises of $9.7 million, offset by increased borrowings, net of repayments, of $26.5 million in the period ended February 29, 2024.

Cash Position

The Company’s cash and cash equivalents totaled $110.4 million at February 29, 2024, $224.5 million at May 31, 2023 and $198.8 million at February 28, 2023. Cash and cash equivalents held by the Company’s U.S. operations totaled $66.2 million at February 29, 2024, $174.6 million at May 31, 2023 and $166.0 million at February 28, 2023. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. Under the Company's open-market buy-back program, $46.0 million remained available for future purchases of common shares as of February 29, 2024. On March 20, 2024, the Board authorized an increase of $54.6 million for common stock repurchases, resulting in a current Board authorization of $100.0 million, which includes the remaining amount from the previous Board authorization less share repurchases of $0.6 million subsequent to February 29, 2024. In addition, on March 11, 2024, the Company signed a definitive agreement to invest in a leading creator, producer and distributor of premium animated and live-action children's content. This strategic combination, with 9 Story, will expand the Company's ability to build and monetize on the Scholastic brand. The transaction is expected to close in the first quarter of fiscal 2025.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of February 29, 2024, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $110.4 million, cash from operations and the Company's U.S. credit agreement. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. credit agreement of $300.0 million, less borrowings of $25.0 million and commitments of $0.4 million, has $274.6 million of availability. Additionally, the Company has short-term credit facilities of $33.6 million, less current borrowings of $6.5 million and commitments of $3.4 million, resulting in $23.7 million of current availability under these facilities at February 29, 2024. The Company believes these

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities. The Company has available capacity under its U.S. credit agreement to initially finance its anticipated 9 Story investment of approximately $186.0 million. In addition, the U.S. Credit Agreement has an accordion feature which permits the Company, provided certain conditions are satisfied, to increase the facility by up to an additional $150.0 million. The Company will also evaluate longer-term liquidity strategies to determine the most advantageous financing arrangements in respect to such investment.

Financing

The Company is party to the U.S. credit agreement and certain credit lines with various banks as described in Note 4 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had borrowings of $25.0 million under the U.S. credit agreement as of February 29, 2024.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 29, 2024. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of February 29, 2024:

($ amounts in millions)	Fiscal Year Maturity
	2024 (1)	2025	2026	2027	2028	Thereafter	Total	Fair Value at 02/29/2024
Debt Obligations
Lines of credit and current portion of long-term debt	$31.5	$—	$—	$—	$—	$—	$31.5	$31.5
Average interest rate	6.2%	—	—	—	—	—
(1) Fiscal 2024 includes the remaining three months of the current fiscal year ending May 31, 2024.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 29, 2024, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 29, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended February 29, 2024:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
December 1 through December 31, 2023	254,272	$37.73	254,272	$90.4
January 1 through January 31, 2024	655,383	38.43	655,383	65.2
February 1 through February 29, 2024	495,061	38.76	495,061	46.0
Total	1,404,716		1,404,716	$46.0

(i) Represents the amount remaining at February 29, 2024 under the current $66.2 Board authorization for Common share repurchases announced on December 13, 2023, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 12 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations. On March 20, 2024, the Board authorized an increase of $54.6 million for common stock repurchases, resulting in a current Board authorization of $100.0 million, which includes the remaining amount from the previous Board authorization less share repurchases of $0.6 million subsequent to February 29, 2024.

SCHOLASTIC CORPORATION
Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the three months ended February 29, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.27	Securities Purchase Agreement between the Purchaser, each of the Sellers and the Sellers’ Representative dated March 11, 2024 (incorporated by reference to Form 8-K filed March 12, 2024)**

10.28	Guarantee Agreement dated March 11, 2024 (incorporated by reference to Form 8-K filed March 12, 2024)

10.29*	Employment Agreement Amendment dated January 25, 2024 between Peter Warwick and the Company (incorporated by reference to Form 8-K filed January 25, 2024)

10.30*	Employment Agreement dated December 5, 2023 between Haji Glover and Scholastic Inc. (incorporated by reference to Form 8-K filed January 8, 2024)

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 29, 2024 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	The Company has filed a redacted version of the Securities Purchase Agreement, omitting the portions of the Agreement (indicated by asterisks) which the Company desires to keep confidential.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED February 29, 2024
Exhibits Index

Exhibit Number	Description of Document

10.27	Securities Purchase Agreement between the Purchaser, each of the Sellers and the Sellers’ Representative dated March 11, 2024 (incorporated by reference to Form 8-K filed March 12, 2024)**

10.28	Guarantee Agreement dated March 11, 2024 (incorporated by reference to Form 8-K filed March 12, 2024)

10.29*	Employment Agreement Amendment dated January 25, 2024 between Peter Warwick and the Company (incorporated by reference to Form 8-K filed January 25, 2024)

10.30*	Employment Agreement dated December 5, 2023 between Haji Glover and Scholastic Inc. (incorporated by reference to Form 8-K filed January 8, 2024)

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 29, 2024 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	The Company has filed a redacted version of the Securities Purchase Agreement, omitting the portions of the Agreement (indicated by asterisks) which the Company desires to keep confidential.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: March 22, 2024	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2024	By:	/s/ Haji L. Glover

Haji L. Glover
Chief Financial Officer, Executive Vice President (Principal Financial Officer)