Form 10-K
period 2024-05-31
SCHOLASTIC CORP
filed 2024-07-19
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	May 31, 2024	Commission File No.	000-19860
Scholastic Corporation
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 343-6100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2023, was approximately $925,007,979. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2024 was as follows:

Title of each class	Number of shares outstanding as of June 30, 2024
Common Stock, $0.01 par value	27,412,636
Class A Stock, $0.01 par value	828,100

Documents Incorporated By Reference

    Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2024.

Part I
Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of high-quality, engaging children’s media. The Company creates quality print, digital and audio books, learning materials and programs, classroom magazines and other products that, in combination, offer children, families an educators engaging and comprehensive solutions to support children’s learning and reading both at home and at school. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, retail stores and the internet, as well as directly to schools and libraries. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Australia, New Zealand and Asia and, through its export business, sells products in approximately 120 international locations.

Segments

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution; Education Solutions; and International.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

(Amounts in millions)
	2024	2023	2022
Children’s Book Publishing and Distribution	$955.2	$1,038.0	$946.5
Education Solutions	351.2	386.6	393.6
International	273.6	279.4	302.8
Total (1)	$1,580.0	$1,704.0	$1,642.9
(1) Total revenues of $1,589.7 for fiscal year ended May 31, 2024, included rental income of $9.7 related to leased space in the Company's headquarters which was not allocated to a segment. Rental income of $7.1 and $6.1 was recognized as a reduction to Selling, general and administrative expenses for the fiscal years ended May 31, 2023 and 2022, respectively.

Additional financial information relating to the Company’s reportable segments is included in Note 3, "Segment Information", of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

Commencing with the Form 10-Q for the first fiscal quarter of 2025, the Company will present a new categorization of its businesses into four reportable segments, which includes the newly formed Entertainment segment. The Entertainment segment will include the operations of 9 Story Media Group Inc., all of the shares of capital stock of which were acquired on June 20, 2024, and Scholastic Entertainment Inc. ("SEI").

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(60.1% of fiscal 2024 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s print, digital and audio books, media and interactive products in the United States through its school reading events and through the trade channel.

The Company is the world’s largest publisher and distributor of children’s books and is the leading operator of school-based book clubs and school-based book fairs in the United States. The Company is also a leading publisher of children’s print books, ebooks and audiobooks distributed through the trade channel. Scholastic publishes a broad range of children’s books through its channels, many of which have received awards for excellence in children’s literature, including the Caldecott and Newbery Medals.

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

School Reading Events

The Company's school reading events business is comprised of school-based book fairs and school-based book clubs. This business focuses on distributing quality books to children through school channels.

School-Based Book Fairs

The Company entered the school-based book fairs channel in 1981 under the name Scholastic Book Fairs. The Company is the leading distributor of school-based book fairs in the United States serving schools in all 50 states. Book fairs provide children access to hundreds of popular, quality books and educational materials, increase student reading and help book fair organizers raise funds for the purchase of school library and classroom books, supplies and equipment. Book fairs have traditionally been weeklong events where children and families peruse and purchase their favorite books together. The Company typically delivers book fairs product from its warehouses to schools principally by a fleet of Company-owned and leased vehicles. Sales and customer service representatives, working from the Company’s regional offices, distribution facilities and national distribution facility in Missouri, along with local area field representatives, provide support to book fair organizers. Physical book fairs are conducted by school personnel, volunteers and parent-teacher organizations, from which the schools may receive either books, supplies and equipment or a portion of the proceeds from the book fair.

School-Based Book Clubs

Scholastic founded its first school-based book club in 1948. The Company's school-based book clubs consist of reading clubs for pre-K through grade 8. In addition to its regular reading club offerings, the Company creates special theme-based and seasonal offers targeted to different grade levels during the year.

The Company distributes promotional materials containing order forms to classrooms in pre-K to grade 8 schools in the United States. Classroom teachers who wish to participate in a school-based book club provide the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. In fiscal 2024, approximately 97% of total book club revenues were placed via the internet through the Company’s online ordering platform, which allows parents, as well as teachers, to order online, with approximately 62% of such revenues resulting from orders being placed by parents via the Company's online ordering platform. Alternatively, the teacher may manually aggregate the students’ orders and forward them to the Company. Products are typically shipped to the classroom for distribution to the students. Teachers who participate in book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, online retailers and mass merchandisers primarily in the United States. Scholastic’s original publications include Harry Potter®, The Hunger Games®, The Bad Guys®™, The Baby-Sitters Club®, The Magic School Bus®, Captain Underpants®, Dog Man®, Wings of Fire™, Cat Kid Comic Club®, I Survived, Goosebumps® and Clifford The Big Red Dog®, and licensed properties such as Peppa Pig® and Pokemon®. In addition, Klutz® and Make Believe Ideas™ publish and create “books plus” and novelty products for children, including Klutz titles such as Mini Shake Shop, Pokemon Stained Glass, and LEGO® Miniature Photography and titles in the Never Touch® series from Make Believe Ideas.

The Company’s trade organization focuses on publishing, marketing and selling books to bookstores, online retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies books for the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Top selling new release titles in the trade division during fiscal 2024 included Dog Man #12: The Scarlett Shedder, Cat Kid Comic Club #5: Influencers, Heartstopper™ #5, the interactive edition of Harry Potter and the Prisoner of Azkaban, Wings of Fire™ Graphix #7: Winter Turning, The Baby-Sitters Club Graphic Novel #15: Claudia and the Bad Joke, Amulet #9: Waverider, and Heroes: A Novel of Pearl Harbor.

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

On June 20, 2024, the Company completed the acquisition of all of the outstanding shares of capital stock of 9 Story Media Group Inc. ("9 Story"), a leading independent creator, producer and distributor of premium, kids and family-focused content based in Toronto, Canada, with studios or offices in New York, Dublin, Ireland and Bali, Indonesia, which included all of the economic interests in the form of non-voting shares and 25% of the voting shares (the "Acquisition"). Its in-house animation studio, Brown Bag Films, is recognized for its brands such as “Doc McStuffins®,” “Daniel Tiger’s Neighborhood®,” “Octonauts®,” “Wild Kratts®,” and “The Magic School Bus Rides Again" and its animated and live-action programming is distributed through various domestic and international channels and platforms. The consumer products division builds international entertainment brands for kids, with expertise across creative, brand marketing and licensing, and the creative affairs group creates, develops, and produces award-winning branded properties using groundbreaking formative research. The operations of 9 Story, along with SEI, will be reported in a new Entertainment segment, beginning in fiscal 2025.

EDUCATION SOLUTIONS

(22.1% of fiscal 2024 revenues)

The Education Solutions segment includes the publication and distribution to schools and libraries of children’s books, print and online reference materials, non-fiction and fiction focused products, classroom magazines and classroom materials for literacy instruction, as well as the provision of consulting services and related products supporting professional development for teachers and school and district administrators, including professional books, coaching, workshops and seminars which in combination cover grades pre-K to 12 in the United States.

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

Instructional Products and Programs
Scholastic serves customer needs with customized support for literacy instruction, by providing comprehensive core and supplemental literacy and reading programs which include print and digital content as well as providing assessment tools. These materials are designed to support instruction-based teaching and learning, and are generally purchased by district and school leadership, both directly from the Company and through teacher stores and booksellers. The Company's offerings include research-based literacy solutions such as the Ready4ReadingTM phonics curriculum and the comprehensive early childhood program, PreK On My WayTM. In addition, the Company offers summer learning programs to provide students with increased access to books and learning opportunities over the summer.

Teaching Resources and Professional Learning
The Company provides a variety of resources to teachers and school leadership including lesson planning, reading management, classroom management, classroom organization, and other instructional resources. These products are available on the Company's online teacher store (www.scholastic.com/teacherstore), which provides professional books and other educational materials to teachers and educators. Professional consulting services are also provided to support academic leadership with training on a multitude of topics, ranging from product implementation to engaging with families and communities.

Literacy Initiatives
The Company provides books to community-based organizations and other groups engaged in literacy initiatives through Scholastic Family and Community Engagement (FACE)TM. The Company also partners with mission-driven organizations to support literacy by increasing children's access to books through the Scholastic Literacy Partners program.

Scholastic Magazines+
Scholastic is the leading publisher of classroom magazines, Scholastic Magazines+TM. Teachers in grades pre-K to 12 use the Company’s 33 classroom magazines, including Scholastic News®, Scholastic Scope®, Storyworks®, Let's Find Out® and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including current events, literature, math, science, social studies and foreign languages. These offerings provide schools with substantial non-fiction material, which is required to meet new higher educational standards. Each magazine has its own website with online digital resources that supplement the print materials, as well as providing access to the magazine in a digital format. A "digital only" subscription to the magazine is also offered. Scholastic’s classroom magazine circulation in the United States in fiscal 2024 was approximately 12.9 million, with approximately 81% of the circulation in grades pre-K to 6. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance.
Sponsored Programs
The Company works with state partners to provide books to eligible students, generally those reading below grade level, at no cost to the student. The books are purchased with state funds and typically shipped directly to students’ homes.

INTERNATIONAL
(17.2% of fiscal 2024 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Major Markets, which include Canada, the United Kingdom, Ireland, Australia, and New Zealand, as well as in India, Singapore and other parts of Asia including Malaysia, Thailand, the Philippines, Indonesia, Hong Kong, Taiwan, Korea and Japan. The Company has branches in the United Arab Emirates and Colombia and also sells products in approximately 120 international locations through its export business. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, digital educational resources and other materials through school-based book clubs, school-based book fairs and trade channels; and produce and distribute magazines and online subscription services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by many of these operations have received awards for excellence in children’s literature.

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

Australia

Scholastic Australia, founded in 1968, is the largest operator of school-based marketing channels in Australia, reaching approximately 90% of the country’s primary schools. Scholastic Australia also publishes quality children’s books supplying the Australian trade market. In addition, Scholastic Australia holds an equity method investment in a UK publisher and distributor of children's books.

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

Asia

The Company’s Asian operations consist of initiatives for educational publishing programs based out of Singapore. In addition, the Company operates school-based marketing channels throughout Asia; publishes original titles in English and Hindi languages in India, including specialized curriculum books for local schools; and conducts reading improvement programs inside local schools in the Philippines.

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

•Royalty advances - Royalty advances are incurred in all of the Company’s reportable segments, but are most prevalent in the Children’s Book Publishing and Distribution segment and enable the Company to obtain contractual commitments from authors, illustrators, licensors and other publishers to produce Content. The Company regularly provides these content providers with advances against expected future royalty payments, often before the books are written. Upon publication and sale of the books or other media, the content providers will not receive royalty payments until the contractual royalties earned from sales of such books or other media exceed such advances. The Company values its position in the market as the largest publisher and distributor of children's books in obtaining Content, and the Company’s experienced editorial staff aggressively acquires Content from both new and established authors and illustrators.

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

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE (ESG)

Environmental Responsibility
Paper consumption is a significant environmental concern for the Company and, although the Company creates engaging digital content, educators and parents agree that physical books are the best way to engage and teach young children how to read and become avid readers into adulthood. The Company maintains a procurement policy that extends purchasing preference to products and suppliers that are aligned with the Company's environmental goals such as sustainable forestry practices, efficient use of resources, including the use of recycled paper and materials, clean manufacturing practices, economic viability and credible reporting and verification. The Company strives for all paper manufactured for Scholastic product to be free of unacceptable sources of fiber as described by the Forest Stewardship Council (FSC) controlled wood standard. The Company has a preference for FSC-certified paper and continues to maintain a minimum goal of 60% of paper purchases for publications to be FSC-certified.

Social Responsibility
Promoting literacy has been at the core of Scholastic's mission since the founding of the Company over 100 years ago. The Company's business is focused around providing engaging educational content to help improve childhood literacy. In the United States, during fiscal 2024, through the Company's ordinary course of business, over 500 million books and educational materials were sold and, through the book fairs channel, schools earned over $200 million in proceeds in cash and incentive program credits primarily used for books, supplies and other classroom-related materials. The Company also worked with more than 75 partners to sponsor over 600 books fairs in high-need schools, ensuring that each child that participated in these fairs left with a book at no cost.

In addition to its core business, the Company supports the following initiatives and programs:
•Scholastic Book Donations (formerly the Scholastic Possible Fund) provides donations of quality books to children in underserved communities and in communities recovering from crises or natural disasters, with the goal of improving global literacy; in fiscal 2024, the Company donated approximately 760,000 books and over $1 million in cash to partners such as Save the Children, National Book Foundation, Toys for Tots, Share the Magic Foundation, and Pajama Program.
•providing teachers with a free platform, ClassroomsCount™, to raise funds for books and reading materials for their classrooms.
•serving as the presenting sponsor of the Scholastic Art & Writing Awards, the largest creative scholarship program in the country, providing direct scholarships to approximately 100 students in fiscal 2024.

Governance
Scholastic selects board members with diverse and relevant backgrounds to provide the right expertise and oversight to management. The Human Resources and Compensation Committee of the Board of Directors (“HRCC") provides oversight on human capital matters. The HRCC is responsible for evaluating executive compensation, senior management selection, retention and succession planning and human resources strategies in respect to general employee benefit programs (including retirement plan programs) as well as talent management. For detailed background information on senior management and the Board of Directors visit the Company's "About Us" section of the Scholastic home page https://www.scholastic.com/home or use the following link:
https://www.scholastic.com/aboutscholastic/senior-management/.

Human Capital
As of May 31, 2024, the Company had approximately 6,660 employees, of which 5,020 were located in the United States and 1,640 outside the United States. Globally, approximately 72% of its employees are employed on a full-time basis, 18% part-time, and 10% seasonal. The seasonal employees are largely associated with the school-based businesses which are dependent on the fall and spring seasons when schools are in session.

The table below represents the approximate number of employees by business channel and function.

	Full-time	Part-time	Seasonal	Total
Central Functions[1]	710	10	—	720
Primary U.S. Warehouse	820	190	50	1,060
Book Fairs Warehouses	730	820	270	1,820
Scholastic Reading Events	500	10	50	560
Trade	220	10	—	230
Education Solutions	550	80	—	630
International	930	90	20	1,040
International Warehouses	310	30	260	600
Total	4,770	1,240	650	6,660
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

The Company's Diversity, Equity, Inclusion and Belonging Task Force advances the Company's goals in three priority focus areas: People and Culture focusing on creating an inclusive workplace culture, enabling ongoing internal education, and increasing overall staff diversity; Publishing and Education focusing on promoting equity, social justice, representation and civic understanding in the classroom and in the world; and Procurement and Purchasing with a focus on expanding supplier diversity and sourcing from minority-owned businesses.

The Company will continue to build on its credo and commitment to the individual worth of each and every child, regardless of race, sexual orientation, gender identity, economic, political, neurodiverse, religious or demographic background and to inspire everyone who works at the Company with contemporary employee policies and programs dedicated to creating a safe, inclusive environment where every employee can be heard and feel respected.

Compensation and Benefits
The Company is committed to helping its employees and their families lead healthy productive lives. The Company's benefits packages and wellness programs help its employees succeed at work and at home. The Company offers comprehensive compensation and benefits packages designed to attract, retain and recognize its employees and is committed to achieving pay equity and aligning rewards to performance. The Company's benefits program provides an array of flexible plans to meet the needs of eligible employees, which includes, among other things, medical, dental and vision plans, health management and incentive programs, flexible spending arrangements, life and disability insurance, retirement plans, work/life balance programs, 401k contribution matching, an employee discount program including discounts on Scholastic products and an Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees the opportunity to purchase Scholastic common stock at a discount. The Company also provides eligible employees paid time off, in addition to volunteer hours, to enable involvement in community affairs.

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

EXECUTIVE OFFICERS

The following individuals have been determined by the Board of Directors to be the executive officers of the Company. Each such individual serves in their position with Scholastic until such person’s successor has been elected or appointed and qualified or until such person’s earlier resignation or removal.

Name	Age	Employed by Registrant Since	Previous Position(s) Held as of July 19, 2024
Peter Warwick	72	2021	President and Chief Executive Officer (since 2021); Board of Directors Member (since 2014); Chief People Officer of Thomson Reuters (2012 - 2018).
Haji L. Glover	50	2024	Chief Financial Officer, Executive Vice President, Finance (since 2024); Director of Finance, Amazon.com, Inc. (2022-2024); Senior Vice President, Corporate Finance, Scholastic, Inc. (2020-2022); Vice President, Global Financial Reporting and Analysis, Alvogen, Inc. (2012-2020).
Andrew S. Hedden	83	2008	Executive Vice President, General Counsel and Secretary (since 2008).
Iole Lucchese	57	1991	Chair of the Board of Directors (since 2021); Executive Vice President (since 2016); Chief Strategy Officer (since 2014); President, Scholastic Entertainment (since 2018); President, Scholastic Canada (2016).
Sasha Quinton	46	2020	Executive Vice President and President, School Reading Events (since 2023), Executive Vice President and President, Scholastic Book Fairs (2020-2023); Vice President & GMM, Bookstore, Barnes and Noble, Inc. (2019); Senior Vice President, Marketing and Procurement, ReaderLink Distribution Services (2017-2019); Vice President, Marketing and Procurement, ReaderLink Distribution Services (2014-2017).
Elizabeth Polcari	64	1984	Executive Vice President and President, Education Solutions (since 2023); Executive Vice President and President, Scholastic International (2021-2023); Executive Vice President and President, Scholastic Magazines Group (2018-2021); Senior Vice President, Business Operations (2015-2018).

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

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the trade, educational and media markets for children. In particular, the Company’s educational publishing business may be adversely affected by budgetary restraints and other changes in educational funding as a result of new policies which could be implemented at the federal level or otherwise resulting from new legislation or regulatory action at the federal, state or local level, or by changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will be successful in continuing to obtain sales of its educational programs and materials from any available funding. Further, changes in educational practices affecting structure or content of educational materials or requiring adaption to new learning approaches, particularly in grades pre-K through 6, as well as those which may arise from new legislation or policies at the state or local level directed at content or teaching practices and materials, to which the Company is unable to successfully adapt could result in a loss of business adversely affecting the Company's business and financial performance. In addition, in a highly politicized environment, the content of some of the products being sold by the Company could become controversial, negatively impacting sales made to schools, through partnerships with government agencies or through sponsorships and funding programs. Within the children's book publishing business, the Company's financial performance could be adversely affected by the adaptability of its U.S. book clubs channel. The Company has taken a new holistic approach to serving its customers as part of the newly formed school reading events division and the Company's ability to execute on new customer-centric strategies and operational improvements may not align with customer purchasing behaviors which could negatively impact operating results.

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

The Company’s employees, notably its senior executives, editorial staff members, and creative talent, have substantial experience in the publishing, education and media markets. In addition, the Company continues in the process of implementing a strategic information technology transformation process, requiring diverse levels of relevant expertise and experience. If the Company were unable to continue to adequately maintain and develop a workforce of this nature meeting the foregoing needs, including the development of new skills in the context of a rapidly changing business environment created by technology, involving new business processes and increased access to data and data analytics, it could negatively impact the Company’s operations and growth prospects. Additionally, high industry-wide demand for truck drivers may impact the Company's ability to hire and retain adequate staffing levels to deliver book fairs in the number anticipated.

Failure of third party providers to provide contracted outsourcing of business processes and information technology services could cause business interruptions and could increase the costs of these services to the Company.

The Company outsources business processes to reduce complexity and increase efficiency for activities such as distribution, manufacturing, product development, transactional processing, information technologies and various administrative functions. Increasingly, the Company is engaging third parties to provide software as a service ("SaaS"), which can reduce the Company’s internal execution risk, but increases the Company’s dependency upon third parties to execute business critical information technology tasks. If SaaS providers are unable to provide these services or outsource providers fail to execute their contracted functionality, or if such providers experience a substantial data breach, the Company could experience damage to its reputation and disruptions to its distribution and other business activities and may incur higher costs.

Various risks may impact the success of our media-related business.

The Company depends on various streaming providers to distribute its film and television programs to audiences. The largest distributors can have significant leverage in their relationships with content providers and there is no certainty that the Company will be able to maintain and renew agreements with these distributors. In addition, the Company's media business is dependent on writers, animators and other talent, who are essential to the development and production of its film and television programs. Any labor dispute, work stoppage, work slowdown, strike by, or a lockout of, one or more of these groups that provide personnel essential to the production of film and television content could delay or halt the Company’s ongoing production activities, or could cause a delay or interruption in the release of new film and television content.

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

The Company’s school-based book fairs and book clubs businesses, which have now been combined to form the Company's reading events business, produce a substantial amount of the Company’s revenues. The Company is subject to the risks that it will not successfully continue to develop and execute new promotional strategies for the school-based book fairs and book clubs components of the reading events business in response to future customer trends or technological changes or that it will not otherwise meet market needs in this newly combined business in a timely or cost-effective fashion. The book clubs component also relies on attracting and retaining new sponsor-teachers to promote and support the distribution of its offerings. If the Company cannot attract new millennial and younger teachers and meet the changing preferences and demands of these teachers, its revenues and cash flows could be negatively impacted.

The Company has differentiated itself from competitors by providing curated offerings in both of the book clubs and book fairs components of the reading events business designed to make reading attractive for children, in furtherance of its mission as a champion of literacy. Competition from mass market and online distributors using customer-specific curation tools could reduce this differentiation, posing a risk to the Company's results.

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

The Company relies on a variety of information technology platforms to execute its operations, including human resources, payroll, finance, order-to-cash, procurement, vendor payment, inventory management, distribution and content management systems as well as its internal operating systems. Many of these systems are integrated via internally developed interfaces and modifications. Failure of one or more systems could lead to operating inefficiencies or disruptions and a resulting decline in revenue or profitability. As the Company continues the implementation of its new enterprise-wide customer and content management systems and the migration to SaaS and cloud-based technology solutions, in its initiatives to integrate its separate legacy platforms into a cohesive enterprise-wide system, there can be no assurance that it will be successful in its efforts or that the implementation of the remaining stages of these initiatives in the Company's global operations will not involve disruptions in its systems or processes having a short term adverse impact on its operations and ability to service its customers.

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

The Company is subject to privacy laws and regulations in the conduct of its business in the United States and in other jurisdictions in which it conducts its international operations, many of which vary significantly, relating to the collection and use of personal information, including the European Union General Data Protection Regulation, which became enforceable on May 25, 2018, and the California Consumer Privacy Act, which became effective in January 2020. In addition, the Company is also subject to the regulatory requirements of the Children’s Online Privacy Protection Act ("COPPA") in the United States relating to access to, and the use of information received from, children in respect to the Company’s online offerings. Since the businesses of the Company are primarily centered on children, failures of the Company to comply with the requirements of COPPA and similar laws in particular, as well as failures to comply generally with applicable privacy laws and regulations, as referred to above, could lead to significant reputational damage and other penalties and costs, including loss of future business.

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

The voting power of the Corporation's capital stock is vested exclusively in the holders of Class A Stock, except for the right of the holders of Common Stock to elect one-fifth of the Board of Directors and except as otherwise provided by law or as may be established in favor of any series of preferred stock that may be issued. The Estate of Richard Robinson, the former Chairman of the Board, President and Chief Executive Officer of the Company, beneficially owns a majority of the outstanding shares of Class A Stock and is able to elect up to four-fifths of the Corporation's Board of Directors and, without the approval of the Corporation's other stockholders, to effect or block other actions or transactions requiring stockholder approval, such as a merger, sale of substantially all assets or similar transaction. Iole Lucchese, Chair of the Board of Directors, Executive Vice President and Chief Strategy Officer of the Company and President of Scholastic Entertainment, in her capacity as Scholastic special executor of the Estate under Mr. Robinson's will and revocable trust, controls the voting of the Estate's Class A Stock.

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

Item 1B | Unresolved Staff Comments

None.

Item 1C | Cybersecurity

Risk Management and Strategy

The Company is dedicated to upholding strong cybersecurity measures to protect its operations, data, and stakeholders' interests. By keeping a close eye on the cybersecurity landscape, the Company is able to adjust its strategies and governance practices to minimize risks in this rapidly changing area.

The Company has embraced the NIST-CSF as a blueprint for its cybersecurity program since 2018. This framework's key domains guide the establishment and continuous improvement of processes to identify, assess, and manage cyber risks and threats. The Company's controls are routinely monitored by its Security Operations Center. Its cybersecurity program, security posture, incident response, and security awareness training are tested by an external party to evaluate their effectiveness and maturity rating.

The Company maintains a comprehensive cybersecurity risk management program designed to identify, assess, manage, and mitigate cybersecurity risks. This program provides a framework for addressing threats and incidents, including those associated with third-party service providers. To secure its technology environment, the Company leverages the latest software and security capabilities, employing a defense-in-depth and layered strategy. This includes deploying next-gen endpoint detection and response, network anomaly detection, and multi-factor authentication across most of its environment. Additionally, the Company engages with third-party consultants and utilizes threat intelligence services to assist in its oversight and risk identification efforts. Furthermore, all employees and consultants with access to the Company's information systems are required to complete annual data protection and cybersecurity training, as well as ongoing phishing simulation exercises, as part of a broader training. Based on the information known as of the date of this Annual Report on Form 10-K, the Company does not believe that any cybersecurity incident experienced has materially affected or is reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For additional information about cybersecurity risks, see Item 1A. “Risk Factors.”

Governance

The Board of Directors is responsible for the overall oversight of the Company's enterprise risk management. The Board of Directors receives regular updates on the key risks to the organization on a quarterly basis. The Board of Directors has delegated oversight of cybersecurity risks to the Technology, Data and Supply Chain Committee. The Technology, Data and Supply Chain Committee receives quarterly cybersecurity updates from the Company’s Chief Information Officer (CIO) and Chief Information Security Officer (CISO), which include updates on the Company’s cybersecurity policies and strategies, cyber risk posture, improvements and threats, the status of projects designed to continuously improve the Company’s information security systems, assessments of the Company’s security program, employee training and awareness programs, emerging threat landscape and engagement with external cybersecurity experts and advisors, as needed.

Management’s Role

Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures and maintaining cybersecurity programs. Risk mitigation strategies and key performance indicators are defined, and tracked, as part of the quarterly internal reporting. The Information Security & Compliance team consists of subject matter experts in the field on Information Security, Risk Management, Compliance and Data Protection. The Information Security & Compliance team monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through a variety of technical and operational measures, and regularly report to the CISO. The CISO is part of the senior management team and regularly updates the Technology and Data Management Committee on the Company’s cybersecurity program, including cybersecurity risks, incidents, and mitigation strategies.

The Information Security & Compliance team is led by the Executive Director, Information Security and Compliance, who has 27 years of experience in IT and Security, including business risk management and cybersecurity, and reports to the Chief Information Security Officer (CISO), who has over 26 years in information technology and security roles. The Information Security & Compliance team has established processes and procedures that guide and enable continuous monitoring, detection, prevention, mitigation, and remediation of cybersecurity incidents. These processes are carried out using various security platforms tools, capabilities and strategies including tests of the Company's information security program, tabletop exercises, penetration and vulnerability testing, disaster recovery (DR) simulations, and other exercises to evaluate the effectiveness of the information security program and improve the security measures and planning. The Incident Response team utilizes procedures that identify escalation paths when security events are identified. Incident priorities dictate the escalation of events and how an Incident manager reports them, to the executive leadership team within the Company, and the Board of Directors.

Cybersecurity risks remain a persistent challenge, as the threat landscape continues to evolve alongside technological advancements. While diligent efforts are made, complete risk elimination or incident assurances are not feasible.

Item 2 | Properties
As of May 31, 2024, the Company operated the following facilities:

Location	Primary Purpose	Owned Square Footage	Leased Square Footage
Metropolitan NY Area	Principal offices	355,000	19,000
U.S. Various Locations (1)	Book Fairs warehouses	—	2,274,000
Jefferson City, MO Area	Primary warehouse and distribution facility	1,459,000	30,000
International (2)	Warehouse and office space	236,000	970,000

(1) Consists of approximately 40 book fairs warehouses.
(2) Consists of approximately 60 facilities in Canada, the United Kingdom, Australia, New Zealand and Asia.

In fiscal 2024, the Company ceased use of certain leased office space in the U.S. and Canada as part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs.

In regards to the Jefferson City, MO facility located at 6336 Algoa Road, the Company owns the warehouse, including office space, and related land of approximately 86 acres, in addition to two smaller warehouses in the vicinity, including office space, and related land of approximately 76 acres. In regards to the Company's headquarters in Soho, New York City, the Company owns the land and buildings located at 555/557 Broadway with entrances facing Broadway and Mercer Street. There is leasable space within the Company's headquarters which is detailed in the table below.

Floor	Primary Use	Square Footage
1	Available for lease (1)	23,600
2	Available for lease (2)	36,100
3	Occupied by Scholastic; available for lease	37,800
4	Occupied by Scholastic; available for lease	37,100
5 to 12 (3)	Occupied by Scholastic	220,400
(1) The first floor is comprised of three rentable spaces with square footage of approximately 13,400, 7,500 and 2,700. All rentable space was leased to tenants as of May 31, 2024.
(2) Approximately 3,000 sq ft is leased to a tenant as of May 31, 2024.
(3) Includes the first floor lobby and sub-floors consisting of an auditorium, wellness and fitness center, mail room, storage, etc.

During fiscal 2024, the Company incurred capital expenditures of $6.5 million directly related to its headquarters location, which represents approximately 11% of total capital expenditures. During fiscal 2024, the Company recognized rental income of $9.7 million. The lease terms with the Company's tenants typically range from 10 to 15 years and, with respect to the 26,600 square footage leased as of May 31, 2024, the Company expects annualized straight-line rental income to total approximately $11.1 million.
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

Holders: The number of holders of record of Class A Stock and Common Stock as of July 11, 2024 were 3 and approximately 21,880, respectively.

Dividends: On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of Company earnings, cash position and other relevant factors. On July 17, 2024, the Board of Directors, declared a regular cash dividend of $0.20 per Class A and Common share in respect of the first quarter of fiscal 2025. The dividend is payable on September 16, 2024 to shareholders of record as of the close of business on August 30, 2024. All dividends have been in compliance with the Company’s debt covenants.

Share Purchases: During fiscal 2024, the Company repurchased 3,993,576 of its Common shares at an average price paid per share of $39.00 for a total cost of approximately $156.8 million. This included a privately negotiated transaction with a related party for 400,000 Common shares at a 3.8% discount to market prices and $1.0 million of excise tax on share repurchases. See Note 21, "Related Party Transactions," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for further details regarding this transaction. During fiscal 2023, the Company repurchased 3,310,489 of its Common shares at an average price paid per share of $40.80 for a total cost of approximately $135.1 million. This included the purchase of 533,793 of its Common shares through a modified Dutch auction tender offer at a price of $40.00 per share for a total cost of $23.3 million, including related fees and expenses, and $0.6 million of excise tax on share repurchases. As of May 31, 2024, approximately $86.6 million remains available for future purchases of Common shares, which represents the amount remaining under the Board authorization for Common share repurchases on December 13, 2023 and the current $54.6 million Board authorization for Common share repurchases announced on March 20, 2024, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended May 31, 2024:

Date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value in millions) that may yet be purchased under the plans or programs (i)
March 1, 2024 through March 31, 2024	15,156	39.57	15,156	$100.0
April 1, 2024 through April 30, 2024	400,000	33.51	400,000	86.6
May 1, 2024 through May 31, 2024	—	—	—	86.6
Total	415,156		415,156	$86.6
(i) Total represents the amount remaining under the Board authorization for Common share repurchases on December 13, 2023 and the current $54.6 million additional Board authorization for Common share repurchases announced on March 20, 2024, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

Stock Price Performance Graph
The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Stride, Inc. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the index and in the peer group (with the reinvestment of all dividends) from June 1, 2019 to May 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group

250
225
200
175
150
125
100
75
50
Index Value
5/19
5/20
5/21
5/22
5/23
5/24
Period Ending
Scholastic Corporation
NASDAQ Composite Index
Peer Group

*$100 invested on 5/31/19 in stock or index, including reinvestment of dividends

	Fiscal year ending May 31,
	2019	2020	2021	2022	2023	2024
Scholastic Corporation	$100.00	$90.45	$106.23	$120.37	$138.90	$120.17
NASDAQ Composite Index	100.00	127.33	184.47	162.10	173.55	224.54
Peer Group	100.00	63.78	116.17	104.30	100.14	130.06

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

Overview and Outlook

Overview
Revenues from operations for the fiscal year ended May 31, 2024 decreased by $114.3 million, or 6.7%, to $1,589.7 million, compared to $1,704.0 million in the prior fiscal year. The Company reported net income per basic and diluted share of Class A and Common Stock of $0.41 and $0.40, respectively, for the fiscal year ended May 31, 2024, compared to $2.56 and $2.49, respectively, in the prior fiscal year.

The Children's Book Publishing and Distribution segment continued its efforts to reposition the book clubs business to a smaller, more profitable core, which drove a large majority of the segment's decline in revenues. The Company's trade publishing business, however, outperformed the prior year revenues despite modest declines in the retail book market, driven by several new releases from the Company's bestselling series including Hunger Games, Dog Man, Cat Kid Comic Club, Heartstopper, Harry Potter, and Wings of Fire. The Education Solutions segment was impacted by market conditions which drove a decline in supplemental curriculum purchases by schools. Education Solutions continues to make progress in its efforts to develop new literacy products, leveraging the Company’s engaging content and strong brand. International segment revenues were lower in Asia and Australia due to softness in the trade channel in these regions, partially offset by revenue growth in the UK trade channel. The Company took steps to manage and align operating expenses in response, while continuing to invest in long-term growth opportunities, however, these factors caused lower revenues and operating profits.

Operating income in fiscal 2024 was $14.5 million compared to $106.3 million in the prior fiscal year, representing a decrease of $91.8 million. Operating income was impacted by lower revenue per fair in the U.S. book fairs channel, which due to the fixed costs associated with delivering a fair, had a significant impact on operating margins. The decrease was also attributable to restructuring and cost-savings initiatives implemented in fiscal 2024 and costs associated with the early exit of certain leased space, all of which is expected to drive greater operational efficiencies, as well as planned investment costs related to the 9 Story Acquisition and growth initiatives within Education Solutions.

Outlook
On June 20, 2024, the Company completed the 9 Story Acquisition, gaining production, distribution and licensing capabilities, an extensive children’s content library, and a highly talented team. The combined business has already begun and will continue executing on an expanded development and production slate, updating franchise and licensing plans for key Scholastic brands, and planning to leverage 9 Story’s strong YouTube presence and expertise across the Company’s content. The Company will also remain focused on realizing its substantial multi-year opportunity to address the large, broader market for trusted children’s books, reading and media. Though the external environment will continue to pressure results in fiscal 2025, the Company expects to begin seeing the benefit of its strategic investments, especially in children’s intellectual property, as it pursues accelerated growth and margin targets for the next three to five years with continued investment in its key growth initiatives.

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

Estimated returns:

For sales that include a right of return, the Company estimates the transaction price and records revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a corresponding reduction to Revenues and Cost of goods sold. Management also considers patterns of sales and returns in the months preceding the fiscal year, as well as actual returns received subsequent to the fiscal year, available customer and market specific data and other return rate information that management believes is relevant. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned. Actual returns could differ from the Company's estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2024 of approximately $4.3 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the expected future sales of existing inventory driven by estimates around forecasted purchases, inventory consumption costs, and the sell-through rate of current fiscal year purchases. In accordance with the Company's inventory retention policy, expected future sales of existing inventory are compared against historical usage by channel for reasonableness and any specifically identified excess or obsolete inventory, due to an anticipated lack of demand, will also be reserved. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2024 of approximately $3.6 million.

Royalty advances:

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors, illustrators, licensors and other publishers with royalty advances, and it tracks each advance earned with respect to the sale of the related publication. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication, as the related royalties earned are applied first against the remaining unearned portion of the advance. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recovery. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability.

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

The Company has five reporting units with goodwill subject to impairment testing. The determination of the fair value of the Company’s reporting units involves a number of assumptions, including the estimates of future cash flows, discount rates and market-based multiples, among others, each of which is subject to change. Accordingly, it is possible that changes in assumptions and the performance of certain reporting units could lead to impairments in future periods, which may be material.

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

Results of Operations - Consolidated

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2024		2023
	$	% (1)	$	% (1)
Revenues:
Children’s Book Publishing and Distribution	$955.2	60.1	$1,038.0	60.9
Education Solutions	351.2	22.1	386.6	22.7
International	273.6	17.2	279.4	16.4
Other (2)	9.7	0.6	—	—
Total revenues	1,589.7	100.0	1,704.0	100.0
Cost of goods sold	705.1	44.4	786.4	46.2
Selling, general and administrative expenses (3)	803.0	50.5	756.6	44.4
Depreciation and amortization	57.1	3.6	54.7	3.2
Asset impairments and write downs (4)	10.0	0.6	—	—
Operating income (loss)	14.5	0.9	106.3	6.2
Interest income	4.6	0.3	7.2	0.5
Interest expense	(1.9)	(0.1)	(1.4)	(0.1)
Other components of net periodic benefit (cost)	(1.0)	(0.1)	0.3	0.0
Earnings (loss) before income taxes	16.2	1.0	112.4	6.6
Provision (benefit) for income taxes (5)	4.1	0.2	25.9	1.5
Net income (loss)	$12.1	0.8	$86.5	5.1
Less: Net income (loss) attributable to noncontrolling interest	—	—	0.2	0.0
Net income (loss) attributable to Scholastic Corporation	$12.1	0.8	$86.3	5.1

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$0.41		$2.56
Diluted	$0.40		$2.49

(1) Represents percentage of total revenues.

(2) Represents rental income related to leased space in the Company's headquarters which was not allocated to a segment. Rental income of $7.1 was recognized as a reduction to Selling, general and administrative expenses for the fiscal year ended May 31, 2023.

(3) In fiscal 2024, the Company recognized pretax costs related to its planned investment in 9 Story Media Group Inc. of $9.3 and pretax expense of $10.9, primarily severance related to restructuring and cost-savings initiatives.

(4) In fiscal 2024, the Company recognized pretax asset impairment of $6.1 related to certain education products and $3.9 related to the early exit of certain leased office space in the U.S. and Canada.

(5) In fiscal 2024, the Company recognized a benefit of $7.7 for income taxes in respect to one-time pretax items.

Results of Operations – Consolidated

The section below is a discussion of the Company's fiscal year 2024 results compared to fiscal year 2023. A discussion of the Company's fiscal year 2023 results compared to fiscal year 2022 is not included in this Form 10-K and can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended May 31, 2023, filed as part of the Company's Form 10-K dated July 21, 2023.

Fiscal 2024 compared to fiscal 2023

Revenues from operations for the fiscal year ended May 31, 2024 decreased by $114.3 million, or 6.7%, to $1,589.7 million, compared to $1,704.0 million in the prior fiscal year. Children’s Book Publishing and Distribution, Education Solutions and International segment revenues decreased $82.8 million, $35.4 million and $5.8 million, respectively.

Within the Children’s Book Publishing and Distribution segment, decreased revenues of $82.8 million were primarily driven by a $55.1 million decline in the book clubs channel sales as efforts to reposition the business to a smaller, more profitable core resulted in a lower number of sponsors and fewer events. Book fairs channel revenues were also lower by $11.5 million primarily due to lower revenue per fair. Excluding entertainment revenues, which benefited from the prior year release of the animated series "Eva the Owlet"TM, trade channel revenues increased $0.9 million, despite modest declines in the retail book market.

Within the Education Solutions segment, decreased revenues of $35.4 million were driven by lower sales of supplemental instructional materials and summer reading products as well as lower revenues from the Magazines+ business. The segment was impacted by market conditions, including declining spending on supplemental curriculum materials, especially those not explicitly aligned with science-based approaches to literacy, as well as increased competition in this segment of the market. The Company continues to adapt its products to align with the prevailing approaches to literacy instruction.

Revenues in the International segment decreased $5.8 million due to lower sales from the trade and education channels in Asia, coupled with lower trade channel sales in Australia, partially offset by increased revenues in the UK from the trade and book fairs channels. International segment revenues were also impacted by unfavorable foreign currency exchange of $1.1 million.

Components of Cost of goods sold for fiscal years 2024 and 2023 are as follows:

	($ amounts in millions)
	2024	% of revenue	2023	% of revenue
Product, service, production costs and inventory reserves	$417.2	26.3%	$475.2	27.9%
Royalty costs	118.9	7.5	132.8	7.8
Prepublication amortization	27.3	1.7	26.0	1.5
Postage, freight, shipping, fulfillment and all other costs	141.7	8.9	152.4	9.0
Total cost of goods sold	$705.1	44.4%	$786.4	46.2%

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2024 was 44.4%, compared to 46.2% in the prior fiscal year. The improvement in Cost of goods sold as a percentage of revenues was primarily attributable to favorable product expenses due to lower printing and inbound freight costs and decreased production costs due to the prior year release of "Eva the Owlet," in addition to lower royalties as a result of a higher mix of lower-royalty bearing titles sold in the period ended May 31, 2024, primarily in the U.S. trade and book fairs channels. This was partially offset by higher prepublication amortization as a result of the release of Ready4Reading at the end of fiscal 2023. Inbound freight costs have returned to pre-pandemic levels, however, there remains uncertainty regarding increases to inbound shipping costs due to supply chain disruptions, which could result in increased product costs in the near future.

Selling, general and administrative expenses for the fiscal year ended May 31, 2024 were $803.0 million, compared to $756.6 million in the prior fiscal year. The $46.4 million increase was primarily due to costs of $10.9 million related to restructuring and cost-savings initiatives, primarily severance expense, in the U.S., Canada and Asia, $9.3 million of costs associated with the planned investment in 9 Story, as well as higher labor and equipment costs and rent for warehouse space in the U.S. book fairs channel. Additionally, in the prior year the Company benefited from COVID-related subsidies of $3.3 million, an insurance recovery of $5.0 million related to photo litigation settlements accrued and paid in prior periods, and a favorable settlement of $1.8 million related to legacy sales tax matters, all of which did not repeat in fiscal 2024. These increases were partially offset by lower promotional spending, primarily in the U.S. book clubs and education channels.

Depreciation and amortization expenses for the fiscal year ended May 31, 2024 were $57.1 million, compared to $54.7 million in the prior fiscal year. The $2.4 million increase was primarily driven by certain assets related to the Company's technology systems placed into service during the year ended May 31, 2024. The Company continues to shift to cloud computing arrangements (e.g. software as a service) which results in capitalized software being amortized through Selling, general and administrative expenses rather than Depreciation and amortization. Amortization of capitalized cloud software increased $1.1 million when compared to the prior fiscal year as a result of new assets placed into service.

Asset impairments and write downs for the fiscal year ended May 31, 2024 were $10.0 million. The Company recognized an asset impairment of $6.1 million related to certain education products as a result of the shift to science of reading based approaches to literacy instruction in the education market. In addition, the Company ceased use of certain leased office space in the U.S. and Canada as part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs, resulting in an impairment expense of $3.9 million related to the right-of-use assets associated with the operating leases.

Interest income for the fiscal year ended May 31, 2024 was $4.6 million, compared to $7.2 million in the prior fiscal year. Approximately $2.0 million of the decrease related to interest income on tax refunds received during fiscal 2023 that did not repeat in fiscal 2024. The remaining decrease in interest income was due to lower average investment balances as compared to the prior fiscal year. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

Interest expense for the fiscal year ended May 31, 2024 was $1.9 million, compared to $1.4 million in the prior fiscal year. The increase in interest expense was due to higher average debt borrowings as compared to the prior fiscal year. Interest expense is expected to significantly increase in fiscal 2025 as a result of additional borrowings associated with the 9 Story Acquisition.

The Company’s effective tax rate for the fiscal year ended May 31, 2024 was a 25.3% tax provision, compared to 23.0% in the prior fiscal year. The fiscal 2024 tax provision was impacted by a permanent item for transaction costs related to the 9 Story Acquisition, partially offset by lower state income taxes due to utilizing net operating losses from prior periods.

Net income for fiscal 2024 was $12.1 million compared to $86.5 million in fiscal 2023, a decrease of $74.4 million. The basic and diluted income per share of Class A Stock and Common Stock was $0.41 and $0.40, respectively, in fiscal 2024, compared to basic and diluted income per share of Class A Stock and Common Stock of $2.56 and $2.49, respectively, in fiscal 2023. Outstanding shares decreased 11% from 31.7 million to 28.2 million as of May 31, 2024 which is expected to benefit earnings per share calculations in fiscal 2025.

Net income attributable to noncontrolling interest for fiscal 2023 was $0.2 million.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)	2024 compared to 2023
	2024	2023	$ change	% change
Revenues	$955.2	$1,038.0	$(82.8)	(8.0)%
Cost of goods sold	412.1	481.7	(69.6)	(14.4)
Other operating expenses *	430.5	412.9	17.6	4.3
Asset impairments and write downs	0.5	—	0.5	NM
Operating income (loss)	$112.1	$143.4	$(31.3)	(21.8)%
Operating margin	11.7%	13.8%
* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Fiscal 2024 compared to fiscal 2023

Revenues for the fiscal year ended May 31, 2024 decreased by $82.8 million to $955.2 million, compared to $1,038.0 million in the prior fiscal year. Revenues from school reading events decreased $66.6 million primarily due to lower revenues of $55.1 million from the book clubs channel as efforts to reposition the business to a smaller, more profitable core resulted in a lower number of sponsors and fewer events. Revenues from the book fairs channel decreased $11.5 million due to lower revenue per fair, partially offset by increased fair count. Trade channel revenues decreased $16.2 million as compared to the prior year. Excluding entertainment revenues, which benefited from the prior year release of the animated series "Eva the Owlet", trade channel revenues increased $0.9 million, despite modest declines in the retail book market. The trade channel benefited from sales of the new paperback edition of The Ballad of Songbirds and Snakes in connection with Lionsgate's theatrical release in November 2023 and a related increase in sales of titles from the original Hunger Games trilogy as well as strong sales from numerous best-selling new releases including Dog Man #12: The Scarlett Shedder, Cat Kid Comic Club #5: Influencers, Heartstopper #5, the interactive edition of Harry Potter and the Prisoner of Azkaban, Wings of Fire Graphix #7: Winter Turning, The Baby-Sitters Club Graphic Novel #15: Claudia and the Bad Joke, Amulet #9: Waverider, and Heroes: A Novel of Pearl Harbor.

Cost of goods sold for the fiscal year ended May 31, 2024 was $412.1 million, or 43.1% of revenues, compared to $481.7 million, or 46.4% of revenues, in the prior fiscal year. The improvement in Cost of goods sold as a percentage of revenues was primarily attributable to favorable product costs due to lower printing and inbound freight costs as well as favorable royalty costs as a result of a higher mix of lower-royalty bearing titles sold in the trade and book fairs channels in the year ended May 31, 2024 and lower production costs in the media business.

Other operating expenses were $430.5 million for the fiscal year ended May 31, 2024, compared to $412.9 million in the prior fiscal year. The $17.6 million increase in Other operating expenses was primarily due to $9.3 million of costs associated with the planned investment in 9 Story, coupled with higher labor costs, equipment costs and rent for warehouse space in the book fairs channel to support the increased fair count and a prior year COVID-related governmental employee retention credit of approximately $3.3 million that did not repeat in fiscal 2024. These increases were partially offset by a lower cost base in book clubs, reflecting lower promotional spending related to book clubs kits as a result of a change in the frequency of the distribution of kits to schools.

Asset impairments were $0.5 million for the fiscal year ended May 31, 2024. The Company committed to a plan to cease use of a leased sales office space with minimal use by employees due to a hybrid work environment, as a result of which the Company recognized an impairment expense of $0.5 million, primarily related to the right-of-use asset.

Segment operating income for the fiscal year ended May 31, 2024 was $112.1 million, compared to $143.4 million in the prior fiscal year. The $31.3 million decrease in operating income was attributable to lower revenue per fair in the book fairs channel, which, due to the fixed costs associated with delivering a fair, has a significant impact on operating margins. In addition, the Company incurred costs related to the planned investment in 9 Story as well as higher planned book fairs channel spending around growth initiatives impacting facility, technology and labor costs, which were partially offset by decreased promotional spending in the book clubs channel.

EDUCATION SOLUTIONS

($ amounts in millions)	2024 compared to 2023
	2024	2023	$ change	% change
Revenues	$351.2	$386.6	$(35.4)	(9.2)%
Cost of goods sold	137.6	143.0	(5.4)	(3.8)
Other operating expenses *	191.7	185.2	6.5	3.5
Asset impairments	6.1	—	6.1	NM
Operating income (loss)	$15.8	$58.4	$(42.6)	(72.9)%
Operating margin	4.5%	15.1%
 * Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Fiscal 2024 compared to fiscal 2023

Revenues for the fiscal year ended May 31, 2024 decreased by $35.4 million to $351.2 million, compared to $386.6 million in the prior fiscal year. The decrease in segment revenues was driven by lower sales of supplemental instructional materials and summer reading products as well as lower revenues from the Magazines+ business. The segment was impacted by market conditions, including declining spending on supplemental curriculum materials, especially those not explicitly aligned with science-based approaches to literacy, as well as increased competition in this segment of the market. The Company continues to adapt its products to align with the prevailing approaches to literacy instruction and expects this trend to continue into fiscal 2025. Partially offsetting the lower revenues, the segment benefited from increased revenues from its literacy initiatives, such as the Scholastic Family and Community Engagement (FACE)TM initiative, as a result of continued growth in the funding for community and extended learning programs to support childhood literacy. Revenues from sponsored programs modestly increased year over year and digital subscription revenues remained relatively consistent with the prior fiscal year.

Cost of goods sold for the fiscal year ended May 31, 2024 was $137.6 million, or 39.2% of revenue, compared to $143.0 million, or 37.0% of revenue, in the prior fiscal year. The increase in Cost of goods sold as a percentage of revenues was primarily attributable to higher product costs associated with the mix of product sold during the period ended May 31, 2024, primarily related to literacy initiatives and summer reading products, coupled with increased fulfillment costs. In addition, the segment incurred higher prepublication amortization as result of the release of Ready4ReadingTM at the end of fiscal 2023.

Other operating expenses were $191.7 million for the fiscal year ended May 31, 2024, compared to $185.2 million in the prior fiscal year. The $6.5 million increase in Other operating expenses was primarily attributable to higher costs as a result of increased spending on investments in long-term growth opportunities and higher labor costs, partially offset by lower spending on promotional materials.

Asset impairments were $6.1 million for the fiscal year ended May 31, 2024. The Company recognized an asset impairment of $6.1 million related to certain education products that were not aligned with the science of reading based approach to literacy instruction.

Segment operating income for the fiscal year ended May 31, 2024 was $15.8 million, compared to $58.4 million in the prior fiscal year. The $42.6 million decrease in operating income was attributable to lower revenues, primarily from supplemental instructional materials and summer reading products, coupled with unfavorable cost of product due to product mix and higher prepublication amortization, increased spending on investments in growth opportunities and the impairment of certain education products.
INTERNATIONAL

($ amounts in millions)	2024 compared to 2023
	2024	2023	$ change	% change
Revenues	$273.6	$279.4	$(5.8)	(2.1)%
Cost of goods sold	162.2	169.7	(7.5)	(4.4)
Other operating expenses *	117.2	113.3	3.9	3.4
Asset impairments and write downs	1.1	—	1.1	NM
Operating income (loss)	$(6.9)	$(3.6)	$(3.3)	(91.7)%
Operating margin	NM	NM

* Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful
Fiscal 2024 compared to fiscal 2023

Revenues for the fiscal year ended May 31, 2024 decreased by $5.8 million to $273.6 million compared to $279.4 million in the prior fiscal year. Local currency revenues in the Company's ongoing foreign operations decreased $4.7 million when compared to the prior fiscal year, excluding unfavorable foreign exchange impact of $1.1 million. In the Asia channel, local currency revenues decreased $4.6 million primarily attributable to $1.6 million of lower revenues due to the disposition of the direct sales business in Asia coupled with lower sales from the trade and education channels. In Australia and New Zealand, local currency revenues decreased $4.7 million, driven by lower sales in the trade channel in Australia due to the continued softness in the retail market. In Canada, local currency revenues decreased $0.8 million, primarily due to lower book clubs and trade channel revenues, largely offset by increased book fairs channel revenues driven by higher revenue per fair and increased redemptions of book fairs incentive credits. The segment revenue decline was partially offset by an increase in local currency revenues in the UK of $4.8 million, primarily driven by higher revenues from the trade and book fairs channels. The UK trade channel benefited from the success of the Dav Pilkey’s Dog Man series. Export channel sales also increased $0.6 million as compared to the prior fiscal year.

Cost of goods sold for the fiscal year ended May 31, 2024 was $162.2 million, or 59.3% of revenues, compared to $169.7 million, or 60.7% of revenues, in the prior fiscal year. The improvement in Cost of goods sold as a percentage of revenues was primarily attributable to overall favorable product costs due to lower print and inbound freight costs, partially offset by higher royalty costs in the UK as a result of increased sales for higher-royalty bearing titles in the year ended May 31, 2024.

Other operating expenses were $117.2 million for the fiscal year ended May 31, 2024, compared to $113.3 million in the prior fiscal year. Other operating expenses increased $3.9 million primarily driven by $2.7 million of costs related to restructuring programs, primarily severance expense, within the book clubs channel in Canada and related to the restructuring of the franchise business in China, coupled with lower equity investment income.

Asset impairments and write downs were $1.1 million for the fiscal year ended May 31, 2024. The Company ceased use of certain leased office space in Canada as part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs, resulting in an impairment expense related to the right-of-use assets associated with the operating leases.

Segment operating loss for the fiscal year ended May 31, 2024 was $6.9 million, compared to $3.6 million in the prior fiscal year. The $3.3 million increase in operating loss was primarily driven by lower revenues in Australia, reflecting the continued softness in the retail market, and lower revenues in Asia, coupled with higher severance expense from restructuring programs in Canada and Asia and the impairment related to the early exit of leased office space in Canada.

Overhead

Fiscal 2024 compared to fiscal 2023

Unallocated overhead expense for the fiscal year ended May 31, 2024 increased by $14.6 million to $106.5 million, compared to $91.9 million in the prior fiscal year. The increase was primarily attributable to higher employee-related costs, which included severance expense from restructuring programs of $8.2 million related to the reorganization efforts and cost-saving initiatives in the school reading events division and Education Solutions, an insurance recovery of $5.0 million received in fiscal 2023 related to photo litigation settlements accrued and paid in prior periods, and a favorable settlement of $1.8 million related to legacy sales tax matters that benefited the prior year. In addition, the Company ceased use of certain leased office space as part of the Company's efforts to rightsize office space, resulting in an impairment expense of $2.3 million related to the right-of-use assets associated with the operating leases. This was partially offset by higher rental income of $2.6 million as a result of the new tenant leasing space in the Company's headquarters.

Liquidity and Capital Resources

Fiscal 2024 compared to fiscal 2023

Cash provided by operating activities was $154.6 million for the fiscal year ended May 31, 2024, compared to cash provided by operating activities of $148.9 million for the prior fiscal year, representing an increase in cash provided by operating activities of $5.7 million. The increase in cash was primarily driven by approximately $162 million in lower domestic inventory purchases as lead times have returned to pre-pandemic levels resulting in a return to historical purchasing patterns, which also reflected lower inbound freight and manufacturing costs. This was substantially offset by lower customer remittances on receivable balances, increased spending associated with the planned investment in 9 Story and on growth initiatives in Education Solutions, higher planned spending related to facilities and labor in the book fairs channel, and higher severance paid in fiscal 2024. The Company expects cash provided by operating activities to be impacted by higher anticipated inventory purchases in fiscal 2025, primarily related to the U.S. book fairs channel.

Cash used in investing activities was $89.7 million for the fiscal year ended May 31, 2024, compared to cash used in investing activities of $99.6 million for the prior fiscal year, representing a decrease in cash used in investing activities of $9.9 million. The decrease in cash used was driven by lower capital expenditures of $3.6 million, primarily related to spending on technology systems, and lower prepublication spending of $4.1 million associated with product development in Education Solutions. This was partially offset by lower acquisition‑related payments in fiscal 2024 which included the acquisition of the remaining shares of Make Believe Ideas Limited for $2.1 million and certain amortizable intangible assets related to educational programs for $5.8 million, compared to the acquisition of Learning Ovations for $10.7 million in the prior year.

Cash used by financing activities was $176.1 million for the fiscal year ended May 31, 2024, compared to cash used in financing activities of $139.5 million for the prior fiscal year. The increase in cash used in financing activities of $36.6 million was primarily attributable to common stock purchases of $158.2 million, compared to repurchases of $132.1 million in the prior fiscal year, and a decrease in net proceeds from stock option exercises of $11.6 million, partially offset by lower dividend payments of $0.9 million.

Cash Position

The Company’s cash and cash equivalents totaled $113.7 million at May 31, 2024 and $224.5 million at May 31, 2023. Cash and cash equivalents held by the Company’s U.S. operations totaled $54.9 million at May 31, 2024 and $174.6 million at May 31, 2023.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During fiscal 2024, the Company repurchased $156.8 million of its common stock, which included open-market repurchases and shares repurchased through a privately negotiated transaction for 400,000 shares with a related party at a discount to market price. See Note 14, "Treasury Stock," and Note 21, "Related Party Transactions," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details. Under the Company's open-market buy-back program, $86.6 million remained available for future purchases of common shares as of May 31, 2024.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of May 31, 2024, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $113.7 million, cash from operations and the Company's U.S. credit agreement. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. Subsequent to May 31, 2024, the Company borrowed $200.0 million under the U.S. credit agreement, primarily to fund the 9 Story Acquisition, resulting in approximately $100.0 million of current availability. Additionally, the Company has short-term credit facilities of $26.2 million, less current borrowings of $6.0 million and commitments of $3.6 million, resulting in $16.6 million of current availability under these facilities at May 31, 2024. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

The following table summarizes, as of May 31, 2024, the Company’s contractual cash obligations by future period (see Notes 5, 6, 9 and 15 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$0.7	$0.2	$—	$—	$0.9
Royalty advances	34.6	9.1	1.8	0.9	46.4
Lines of credit and short-term debt	6.0	—	—	—	6.0
Finance leases (1)	1.9	2.9	1.7	0.4	6.9
Operating leases	28.0	46.7	29.0	28.6	132.3
Pension and postretirement plans (2)	2.5	4.6	4.5	10.9	22.5
Total	$73.7	$63.5	$37.0	$40.8	$215.0
(1) Includes principal and interest.
(2) Excludes expected Medicare Part D subsidy receipts.

Financing

Loan Agreement

The Company is party to the U.S. credit agreement, as well as certain credit lines with various banks. For a more complete description of the U.S. credit agreement, as well as the Company's other debt obligations, reference is made to Note 5, "Debt," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” The Company had no outstanding borrowings under the U.S. credit agreement as of May 31, 2024. Subsequent to May 31, 2024, the Company borrowed $200.0 million under the U.S. credit agreement primarily to fund the 9 Story Acquisition. The interest rate is floating and is based on the 1-month Term SOFR, plus the applicable margin per the agreement. Interest expense related to these borrowings is expected to be approximately $13 to $14 million in fiscal 2025. Reference is made to Note 1, Note 5 and Note 22 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data" for further details.

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such expansion opportunities and prospects. Subsequent to May 31, 2024, the Company completed the 9 Story Acquisition. See Note 10, "Acquisitions," and Note 22, "Subsequent Events," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2024. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of May 31, 2024:

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2025	2026	2027	2028	2029	Thereafter	Total	2024
Debt Obligations
Lines of credit and current portion of long-term debt	$6.0	$—	$—	$—	$—	$—	$6.0	$6.0
Average interest rate	4.5%	—	—	—	—	—

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2024	2023	2022
Revenues	$1,589.7	$1,704.0	$1,642.9
Operating costs and expenses
Cost of goods sold	705.1	786.4	765.5
Selling, general and administrative expenses	803.0	756.6	722.8
Depreciation and amortization	57.1	54.7	56.8
Asset impairments and write downs	10.0	—	0.4
Total operating costs and expenses	1,575.2	1,597.7	1,545.5
Operating income (loss)	14.5	106.3	97.4
Interest income	4.6	7.2	0.5
Interest expense	(1.9)	(1.4)	(2.9)
Other components of net periodic benefit (cost)	(1.0)	0.3	0.1
Gain (Loss) on assets held for sale	—	—	(15.1)
Gain (loss) on sale of assets and other	—	—	9.7
Earnings (loss) before income taxes	16.2	112.4	89.7
Provision (benefit) for income taxes	4.1	25.9	8.7
Net income (loss)	$12.1	$86.5	$81.0
Less: Net income (loss) attributable to noncontrolling interest	—	0.2	0.1
Net income (loss) attributable to Scholastic Corporation	$12.1	$86.3	$80.9

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Net Income (loss) attributable to Scholastic Corporation	$0.41	$2.56	$2.33
Diluted:
Net Income (loss) attributable to Scholastic Corporation	$0.40	$2.49	$2.27
Dividends declared per share of Class A and Common Stock	$0.80	$0.80	$0.60
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2024	2023	2022
Net income (loss)	$12.1	$86.5	$81.0
Other comprehensive income (loss), net:
Foreign currency translation adjustments	3.1	(5.4)	(14.5)
Pension and postretirement adjustments, net of tax	0.2	(5.0)	3.8
Total other comprehensive income (loss)	$3.3	$(10.4)	$(10.7)
Comprehensive income (loss)	15.4	76.1	70.3
Less: Net income (loss) attributable to noncontrolling interest	—	0.2	0.1
Comprehensive income (loss) attributable to Scholastic Corporation	$15.4	$75.9	$70.2
 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$113.7	$224.5
Accounts receivable, net	235.0	278.0
Inventories, net	264.2	334.5
Income tax receivable	15.2	8.9
Prepaid expenses and other current assets	48.8	47.0
Total current assets	676.9	892.9
Noncurrent Assets:
Property, plant and equipment, net	511.9	521.4
Prepublication costs, net	49.5	56.4
Operating lease right-of-use assets, net	99.1	85.7
Royalty advances, net	57.8	56.8
Goodwill	132.8	132.7
Noncurrent deferred income taxes	23.1	21.0
Other assets and deferred charges	120.1	99.8
Total noncurrent assets	994.3	973.8
Total assets	$1,671.2	$1,866.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.0	$6.0
Accounts payable	138.5	170.9
Accrued royalties	48.5	52.8
Deferred revenue	161.1	169.1
Other accrued expenses	156.3	168.9
Accrued income taxes	1.9	13.4
Operating lease liabilities	22.4	21.2
Total current liabilities	534.7	602.3
Noncurrent Liabilities:
Long-term debt	—	—
Operating lease liabilities	89.2	73.8
Other noncurrent liabilities	29.2	26.1
Total noncurrent liabilities	118.4	99.9
Commitments and Contingencies:	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—
Class A Stock, $0.01 par value: Authorized, 3.2 and 4.0 shares, respectively; Issued and Outstanding, 0.8 and 1.7 shares, respectively	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 27.4 and 30.0 shares, respectively	0.4	0.4
Additional paid-in capital	604.6	632.2
Accumulated other comprehensive income (loss)	(52.5)	(55.8)
Retained earnings	1,023.7	1,035.6
Treasury stock at cost: 15.5 shares and 12.9 shares, respectively	(558.1)	(449.5)
Total stockholders' equity of Scholastic Corporation	1,018.1	1,162.9
Noncontrolling interest	—	1.6
Total stockholders’ equity	1,018.1	1,164.5
Total liabilities and stockholders’ equity	$1,671.2	$1,866.7
See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

										(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2021	1.7	$0.0	32.7	$0.4	$626.5	$(34.7)	$916.4	$(327.8)	$1,180.8	$1.5	$1,182.3
Net Income (loss)	—	—	—	—	—	—	80.9	—	80.9	0.1	81.0
Foreign currency translation adjustment	—	—	—	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Pension and post-retirement adjustments (net of tax of $0.3)	—	—	—	—	—	3.8	—	—	3.8	—	3.8
Stock-based compensation	—	—	—	—	7.8	—	—	—	7.8	—	7.8
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	—	—	10.4	—	—	—	10.4	—	10.4
Purchases of treasury stock at cost	—	—	(0.9)	—	—	—	—	(33.4)	(33.4)	—	(33.4)
Treasury stock issued pursuant to stock purchase plans	—	—	0.7	—	(17.7)	—	—	19.7	2.0	—	2.0
Dividends	—	—	—	—	—	—	(20.8)	—	(20.8)	—	(20.8)
Other (Noncontrolling Interest)	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at May 31, 2022	1.7	$0.0	32.5	$0.4	$627.0	$(45.4)	$976.5	$(341.5)	$1,217.0	$1.4	$1,218.4
Net Income (loss)	—	—	—	—	—	—	86.3	—	86.3	0.2	86.5
Foreign currency translation adjustment	—	—	—	—	—	(5.4)		—	(5.4)	—	(5.4)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	(5.0)	—	—	(5.0)	—	(5.0)
Stock-based compensation	—	—	—	—	10.5	—	—	—	10.5	—	10.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	18.4	—	—	—	18.4	—	18.4
Purchases of treasury stock at cost	—	—	(3.3)	—	—	—	—	(135.1)	(135.1)	—	(135.1)
Treasury stock issued pursuant to equity-based plans	—	—	0.8	—	(23.7)	—	—	27.1	3.4	—	3.4
Dividends	—	—	—	—	—	—	(27.2)	—	(27.2)	—	(27.2)
Balance at May 31, 2023	1.7	$0.0	30.0	$0.4	$632.2	$(55.8)	$1,035.6	$(449.5)	$1,162.9	$1.6	$1,164.5
Net Income (loss)	—	—	—	—	—	—	12.1	—	12.1	—	12.1
Foreign currency translation adjustment	—	—	—	—	—	3.1	—	—	3.1	—	3.1
Pension and post-retirement adjustments (net of tax of $0.2)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	11.0	—	—	—	11.0	—	11.0
Proceeds pursuant to stock-based compensation plans	—	—	—	—	6.5	—	—	—	6.5	—	6.5
Purchases of treasury stock at cost	—	—	(4.0)	—	—	—	—	(156.8)	(156.8)	—	(156.8)
Treasury stock issued pursuant to equity-based plans	—	—	0.5	—	(16.0)	—	—	19.6	3.6	—	3.6
Dividends	—	—	—	—	—	—	(24.0)	—	(24.0)	—	(24.0)
Other (share conversion)	(0.9)	—	0.9	—	(28.6)	—	—	28.6	—	—	—
Other (noncontrolling interest)	—	—	—	—	(0.5)	—	—	—	(0.5)	(1.6)	(2.1)
Balance at May 31, 2024	0.8	$0.0	27.4	$0.4	$604.6	$(52.5)	$1,023.7	$(558.1)	$1,018.1	$—	$1,018.1
See accompanying notes

Consolidated Statements of Cash Flows

	(Amounts in millions) Years ended May 31,
	2024	2023	2022
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$12.1	$86.3	$80.9
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	5.2	3.3	15.2
Provision for losses on inventory	20.4	26.5	27.7
Provision for losses on royalty advances	2.7	4.2	4.1
Amortization of prepublication costs	26.2	25.1	26.4
Depreciation and amortization	67.0	64.6	64.9
Amortization of pension and postretirement plans	0.4	(0.4)	0.0
Deferred income taxes	(1.9)	(0.7)	3.2
Stock-based compensation	11.0	10.5	7.8
Income from equity investments	(0.5)	(0.9)	(2.0)
Non cash write off related to asset impairments and write downs	10.0	—	0.4
Non cash write off related to assets held for sale	—	—	11.6
(Gain) loss on sale of assets and other	—	—	(9.7)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	38.2	15.0	(73.1)
Inventories	50.9	(83.6)	(46.7)
Income tax receivable	(6.3)	17.7	62.0
Prepaid expenses and other current assets	(1.7)	21.5	(22.2)
Assets held for sale	—	—	(3.7)
Royalty advances	(3.4)	(12.0)	(10.4)
Accounts payable	(32.5)	9.4	27.4
Accrued income taxes	(11.5)	10.9	(0.1)
Liabilities related to assets held for sale	—	—	3.5
Accrued royalties	(4.5)	(7.6)	17.0
Deferred revenue	(8.1)	(2.9)	74.7
Other accrued expenses	(10.3)	(15.3)	(6.8)
Other, net	(8.8)	(22.7)	(26.1)
Net cash provided by (used in) operating activities	154.6	148.9	226.0
Cash flows - investing activities:
Prepublication expenditures	(22.8)	(26.9)	(17.2)
Additions to property, plant and equipment	(58.4)	(62.0)	(42.0)
Proceeds from sale of assets	—	—	16.0
Acquisition-related payments	(8.5)	(10.7)	—
Net cash provided by (used in) investing activities	(89.7)	(99.6)	(43.2)
See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2024	2023	2022
Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	54.1	3.5	3.2
Repayments of lines of credit, credit agreement and revolving loan	(54.1)	(3.7)	(186.2)
Repayment of capital lease obligations	(2.3)	(2.3)	(2.3)
Reacquisition of common stock	(158.2)	(132.1)	(33.4)
Proceeds pursuant to stock-based compensation plans	9.1	20.7	10.2
Payment of dividends	(24.7)	(25.6)	(20.7)
Net cash provided by (used in) financing activities	(176.1)	(139.5)	(229.2)
Effect of exchange rate changes on cash and cash equivalents	0.4	(1.9)	(3.5)
Net increase (decrease) in cash and cash equivalents	(110.8)	(92.1)	(49.9)
Cash and cash equivalents at beginning of period	224.5	316.6	366.5
Cash and cash equivalents at end of period	$113.7	$224.5	$316.6

	2024	2023	2022
Supplemental Information:
Income tax payments (refunds)	$23.7	$2.5	$(48.8)
Interest paid	2.2	1.5	3.3
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

Accounts receivable
Accounts receivable are recognized net of an allowance for credit losses. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company recognizes an allowance for credit losses on trade receivables that are expected to be incurred over the lifetime of the receivable. Reserves for estimated credit losses are established at the time of sale and are based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability, including specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. Accounts receivable allowance for credit losses was $14.9 and $16.7 as of May 31, 2024 and 2023, respectively.

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

Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the assets. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Building improvements are depreciated over the life of the improvement which typically does not exceed twenty-five years. Capitalized software, net of accumulated amortization, was $54.6 and $62.7 at May 31, 2024 and 2023, respectively. Capitalized software is amortized over a period of three to ten years. Amortization expense for capitalized software was $25.1, $25.3 and $26.4 for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives.

Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $14.4 and $6.2 of costs incurred in fiscal 2024 and 2023, respectively, to implement cloud computing arrangements, primarily related to digital and consumer data platforms. These amounts are included within Other assets and deferred charges on the Company's Consolidated Balance Sheets.

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

Lease payments received are presented as Revenues for fiscal 2024 and as a reduction to rent expense in Selling, general and administrative expenses in fiscal years 2023 and 2022 in the Consolidated Statement of Operations.

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

Royalty advances
Royalty advances are incurred in all of the Company’s reportable segments, but are most prevalent in the Children’s Book Publishing and Distribution segment and enable the Company to obtain contractual commitments from authors, illustrators, licensors and other publishers to produce content. The Company regularly provides these content providers advances against expected future royalty payments, often before the books are written. Upon publication and sale of the books or other media, the content providers will not receive further royalty payments until the contractual royalties earned from sales of such books or other media exceed such advances.

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors, illustrators, licensors and other publishers with royalty advances and it tracks each advance earned with respect to the sale of the related publication. The royalties earned are applied first against the remaining unearned portion of the advance. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recoveries through earndowns. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. The reserve for royalty advances was $83.2 and $79.1 as of May 31, 2024 and 2023, respectively.

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

With regard to goodwill, the Company compares the estimated fair values of its identified reporting units to the carrying values of their net assets. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair values of its identified reporting units are less than their carrying values. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the quantitative goodwill impairment test. The Company measures goodwill impairment by the amount the carrying value exceeds the fair value of a reporting unit. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the projected future cash flows of the reporting unit, in addition to comparisons to similar companies. The Company reviews its definition of reporting units annually or more frequently if conditions indicate that the reporting units may change. The Company evaluates its operating segments to determine if there are components one level below the operating segment level. A component is present if discrete financial information is available and segment management regularly reviews the operating results of the business. If an operating segment only contains a single component, that component is determined to be a reporting unit for goodwill impairment testing purposes. If an operating segment contains multiple components, the Company evaluates the economic characteristics of these components. Any components within an operating segment that share similar economic characteristics are aggregated and deemed to be a reporting unit for goodwill impairment testing purposes. Components within the same operating segment that do not share similar economic characteristics are deemed to be individual reporting units for goodwill impairment testing purposes. The Company has five reporting units with goodwill subject to impairment testing.

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

Advertising costs
Advertising costs are expensed by the Company as incurred. Total advertising expense was $61.7, $76.9 and $69.5 for the twelve months ended May 31, 2024, 2023 and 2022, respectively.

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

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2024, 2023 and 2022 and the significant weighted average assumptions used in determining such fair value under the Black-Scholes option-pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2024	2023	2022
Estimated fair value of stock options granted	$11.53	$11.62	$8.04
Assumptions:
Expected dividend yield	2.2%	1.9%	1.8%
Expected stock price volatility	37.4%	32.8%	31.9%
Risk-free interest rate	4.7%	3.8%	0.9%
Average expected life of options	4 years	5 years	5 years

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

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel during the year ended May 31:

	2024	2023	2022
Book Clubs - U.S.	$62.7	$117.8	$126.4
Book Fairs - U.S.	541.6	553.1	429.7
Trade - U.S.	300.6	325.8	344.0
Trade - International (1)	50.3	41.3	46.4
Total Children's Book Publishing and Distribution	955.2	1,038.0	946.5

Education Solutions - U.S.	351.2	386.6	393.6
Total Education Solutions	351.2	386.6	393.6

International - Major Markets (2)	228.6	229.7	237.1
International - Other Markets (3)	45.0	49.7	65.7
Total International	273.6	279.4	302.8
Total Revenues (4)	$1,580.0	$1,704.0	$1,642.9
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Includes Canada, UK, Australia and New Zealand.
(3) Primarily includes markets in Asia.
(4) Total revenues of $1,589.7 for fiscal year ended May 31, 2024 included rental income of $9.7 related to leased space in the Company's headquarters which was not allocated to a segment. Rental income of $7.1 and $6.1 was recognized as a reduction to Selling, general and administrative expenses for fiscal years ended May 31, 2023 and 2022, respectively.

Estimated Returns

A liability for expected returns of $33.1 and $34.9 was recorded within Other accrued expenses on the Company's Consolidated Balance Sheets as of May 31, 2024 and 2023, respectively. In addition, a return asset of $4.2 and $4.7 was recorded within Prepaid expenses and other current assets as of May 31, 2024 and 2023, respectively, for the recoverable cost of product estimated to be returned by customers.

Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities balance for the years ended May 31:

	2024	2023
Book fairs incentive credits	$114.2	$110.8
Magazines+ subscriptions	4.6	5.0
U.S. digital subscriptions	15.6	22.8
U.S. education-related (1)	10.1	9.8
Stored value programs	16.7	12.4
Other (2)	6.4	8.3
Total contract liabilities	$167.6	$169.1
(1) Primarily includes deferred revenue related to contracts with school districts and professional services.
(2) Primarily includes deferred revenue related to various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. As of May 31, 2024, contract liabilities of $161.1 are recorded within Deferred revenue on the Company's Consolidated Balance Sheet and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $6.5 of contract liabilities, as of May 31, 2024, are recorded within Other noncurrent liabilities on the Company's Consolidated Balance Sheet as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. Contract liabilities of $169.1, as of May 31, 2023, are recorded within Deferred revenue on the Company's Consolidated Balance Sheets. The amount of revenue recognized during the years ended May 31, 2024 and 2023 included within the opening Deferred revenue balance was $138.0 and $146.4, respectively.

Allowance for Credit Losses

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2023	$16.7
Current period provision	5.2
Write-offs and other	(7.0)
Balance as of May 31, 2024	$14.9

3. SEGMENT INFORMATION

The Company categorizes its businesses into three reportable segments: Children’s Book Publishing and Distribution and Education Solutions, which comprise the Company's domestic operations, and International.

•Children’s Book Publishing and Distribution operates as an integrated business which includes the publication and distribution of children’s books, ebooks, media and interactive products in the United States through its school reading events business, which includes the book clubs and book fairs channels and through the trade channel. This segment is comprised of two operating segments.

•Education Solutions includes the publication and distribution to schools and libraries of children’s books, classroom magazines, print and digital supplemental and core classroom materials and programs and related support services, and print and online reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of one operating segment.

•International includes the publication and distribution of products and services outside the United States by the Company’s international operations and its export and foreign rights businesses. This segment is comprised of three operating segments.

The following tables set forth information for the Company’s segments for the three fiscal years ended May 31:

	2024	2023	2022
Revenues
Children's Book Publishing and Distribution	$955.2	$1,038.0	$946.5
Education Solutions	351.2	386.6	393.6
International	273.6	279.4	302.8
Total (1)	$1,580.0	$1,704.0	$1,642.9

Operating income (loss)
Children's Book Publishing and Distribution	$112.1	$143.4	$115.3
Education Solutions	15.8	58.4	81.8
International	(6.9)	(3.6)	3.3
Overhead (2)	(106.5)	(91.9)	(103.0)
Total	$14.5	$106.3	$97.4

Depreciation and amortization (3)
Children's Book Publishing and Distribution	$22.5	$22.9	$24.9
Education Solutions	23.6	20.2	15.1
International	5.3	5.1	6.2
Overhead (2)	41.8	41.5	45.1
Total	$93.2	$89.7	$91.3

Segment assets at May 31
Children's Book Publishing and Distribution	$565.1	$599.9	$559.4
Education Solutions	242.0	290.8	289.4
International	256.0	260.0	258.3
Overhead (2)	608.1	716.0	833.7
Total	$1,671.2	$1,866.7	$1,940.8
(1) Total revenues of $1,589.7 for fiscal year ended May 31, 2024, included rental income of $9.7, related to leased space in the Company's headquarters which was not allocated to a segment. Rental income of $7.1 and $6.1 was recognized as a reduction to Selling, general and administrative expenses for fiscal years ended May 31, 2023 and 2022, respectively.

(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.
(3) Includes depreciation of property, plant and equipment, amortization of intangible assets and prepublication, deferred financing and cloud computing costs.

4. ASSET WRITE DOWN

During fiscal 2024, the Company identified certain education products that were not recoverable. The estimated future cash flows related to these assets were impacted by the shift to the science of reading based approach to literacy instruction within the education market. The assets consisted primarily of prepublication costs and amortizable intangible assets and were included within the Education Solutions segment. Accordingly, the Company recognized an impairment charge of $6.1 which was included in Asset impairments and write downs within the Company's Consolidated Statement of Operations for the fiscal year ended May 31, 2024. In addition, during fiscal 2024, the

Company ceased use of certain leased office space in the U.S. and Canada as part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs. A total impairment expense of $3.9 was recognized during fiscal 2024 which was included in Asset impairments and write downs within the Company's Consolidated Statement of Operations for the fiscal year ended May 31, 2024. A right-of-use (ROU) asset of $2.3 was related to leased office space in New York City and included in the Overhead segment, $1.1 was related to leased office space in Canada and included in the International segment, and $0.5 was related to leased sales office space used by the U.S. book fairs business and included in the Children's Book Publishing and Distribution segment. The related impact of the impairments was a loss per basic and diluted share of Class A and Common Stock of $0.25 in the twelve months ended May 31, 2024.

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

5. DEBT

The following table summarizes the Company's debt as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2024		2023
Loan Agreement:
Revolving loan	$—	$—	$—	$—
Unsecured lines of credit (weighted average interest rates of 4.5% and 4.9%, respectively)	6.0	6.0	6.0	6.0
Total debt	$6.0	$6.0	$6.0	$6.0
Less: lines of credit and current portion of long-term debt	(6.0)	(6.0)	(6.0)	(6.0)
Total long-term debt	$—	$—	$—	$—

The Company's debt obligations as of May 31, 2024 have maturities of one year or less.

U.S. Credit Agreement

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
- or -
•a SOFR (Daily Simple or Term), plus a SOFR adjustment of 0.10% per annum and an applicable margin ranging from 1.35% to 1.75%, as determined by the Company’s prevailing Consolidated Leverage Ratio.
As of May 31, 2024, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on SOFR Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of May 31, 2024, the commitment fee rate was 0.20%.

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

As of May 31, 2024, the Company had no outstanding borrowings under the Credit Agreement. Refer to Note 22, "Subsequent Events," for information regarding the borrowings made subsequent to May 31, 2024.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At May 31, 2024, the Company had open standby letters of credit totaling $4.0 issued under certain credit lines, including $0.4 under the Loan Agreement and $3.6 under the domestic credit lines discussed below.

Lines of Credit

As of May 31, 2024, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of May 31, 2024 and May 31, 2023. As of May 31, 2024, availability under these unsecured money market bid rate credit lines totaled $6.4, excluding commitments of $3.6. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2024, the Company had various local currency international credit lines totaling $16.2, underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $6.0 at May 31, 2024 at a weighted average interest rate of 4.5%, compared to outstanding borrowings of $6.0 at May 31, 2023 at a weighted average interest rate of 4.9%. As of May 31, 2024, the amounts available under these facilities totaled $10.2. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

6. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2024 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2025	$34.6	$0.7
2026	6.8	0.2
2027	2.3	—
2028	1.4	—
2029	0.4	—
Thereafter	0.9	—
Total commitments	$46.4	$0.9

The Company had open standby letters of credit of $4.0 and $3.8 issued under certain credit lines as of May 31, 2024 and 2023, respectively, in support of its insurance programs. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to their expiration.

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

During fiscal 2023, the Company received $5.0 in recoveries from its insurance programs related to photo litigation settlements accrued and paid in prior periods. The recoveries were recognized as an offset to the legal settlements and reflected in Selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the year ended May 31, 2023.

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

7. INVESTMENTS

Investments are included in Other assets and deferred charges on the Consolidated Balance Sheets. The following table summarizes the Company’s investments for the fiscal years ended May 31, 2024:

	2024	2023	Segment
Equity method investments	$31.5	$31.6	International
Other equity investments	6.0	6.0	Children's Book Publishing & Distribution
Total investments	$37.5	$37.6

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

Income from equity investments reported in Selling, general and administrative expenses in the Consolidated Statements of Operations totaled $0.5 for the year ended May 31, 2024, $0.9 for the year ended May 31, 2023 and $2.0 for the year ended May 31, 2022. The Company received dividends of $1.3 for the year ended May 31, 2024. No dividends were received in the year ended May 31, 2023.

8. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2024	2023
Land	$79.6	$79.5
Buildings	232.0	231.7
Capitalized software	251.6	270.2
Furniture, fixtures and equipment	220.7	212.9
Building and leasehold improvements	223.2	218.7
Construction in progress	28.5	46.0
Total at cost	$1,035.6	$1,059.0
Less: Accumulated depreciation and amortization	(523.7)	(537.6)
Property, plant and equipment, net	$511.9	$521.4

Included in Other assets and deferred charges	2024	2023
Capitalized Cloud Computing Arrangements	$51.6	$32.2

Depreciation and amortization expense related to property, plant, and equipment was $57.1, $52.5 and $54.8 for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. Amortization expense related to cloud computing arrangements was $7.4, $6.3 and $3.9 for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

The following table presents long-lived assets and related additions by reportable segment for the fiscal years ended May 31:

	Additions		Long-lived assets (1)
	2024	2023	2024	2023
Children's Book Publishing and Distribution	$18.2	$10.6	$44.8	$34.4
Education Solutions	0.0	0.3	7.2	2.1
International	3.5	4.4	26.0	25.1
Overhead (2)	14.9	22.3	379.3	397.1
Total (3)	$36.6	$37.6	$457.3	$458.7
(1) Long-lived assets consist of property, plant and equipment, net, excluding capitalized software.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.
(3) Long-lived assets held in the United States were $430.5 and $432.8 as of May 31, 2024 and 2023, respectively. Long-lived assets held outside the United States were $26.8 and $25.9 as of May 31, 2024 and 2023, respectively.

Sale or Disposal of Long-lived Assets

Refer to Note 4, "Asset Write Down," for details regarding the disposition of the direct sales business in Asia completed during fiscal 2023.

During fiscal 2022, the Company sold the UK distribution center located in Witney to consolidate the operations into a new facility in Warwickshire. The long-lived assets related to the Witney facility, which consisted of building and building improvements, were included in the International segment. These assets had a carrying value of $2.1 and were classified as held for sale during fiscal 2020. The net proceeds from the sale were $5.6 and the Company recognized a gain on sale of $3.5. This amount is included within Gain (loss) on sale of assets and other within the Company's Consolidated Statements of Operations.

During fiscal 2022, the Company sold a facility, which included office and warehouse space, located in Lake Mary, Florida as part of an initiative to rightsize its real estate footprint to reduce occupancy costs. The long-lived assets, which consisted of land, building, building improvements, furniture and fixtures, were included in the Children's Book Publishing and Distribution segment. These assets had a carrying value of $4.2 and were classified as held for sale during fiscal 2021. The net proceeds from the sale were $10.4 and the Company recognized a gain on sale of $6.2. This amount is included within Gain (loss) on sale of assets and other within the Company's Consolidated Statements of Operations.

9. LEASES

The following table summarizes right-of-use assets and lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal years ended May 31, 2024 and May 31, 2023:

	May 31, 2024	May 31, 2023	Location within Consolidated Balance Sheet
Operating leases	$99.1	$85.7	Operating lease right-of-use assets, net
Finance leases	5.6	6.1	Property, plant and equipment, net
Total lease assets	$104.7	$91.8

Operating leases:
Current portion	$22.4	$21.2	Current portion of operating lease liabilities
Non-current portion	89.2	73.8	Long-term operating lease liabilities
Total operating lease liabilities	$111.6	$95.0

Finance leases:
Current portion	$1.7	$2.2	Other accrued expenses
Non-current portion	4.5	4.6	Other noncurrent liabilities
Total finance lease liabilities	$6.2	$6.8
Total lease liabilities	$117.8	$101.8

In fiscal 2024, the Company recognized a pretax impairment charge of $3.9 related to operating lease right-of-use assets in connection with the cease use of certain leased office space in the U.S. and Canada as part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs. Refer to Note 4, "Asset Write Down", for further discussion regarding the impairment.

The following table summarizes the lease expense activity for the fiscal years ended May 31:

				Location within Consolidated Statements of Operations
	2024	2023	2022
Operating lease expense	$29.7	$26.6	$25.9	Selling, general and administrative expenses
Finance lease costs :
Depreciation of leased assets	2.1	2.1	2.2	Depreciation and amortization
Accretion of lease liabilities	0.3	0.3	0.4	Interest expense
Total lease expense	$32.1	$29.0	$28.5

The following table summarizes certain cash flows information related to the Company's leases for the fiscal years ended May 31:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30.2	$25.9	$31.4
Operating cash flows from finance leases	0.3	0.3	0.4
Financing cash flows from finance leases	2.3	2.3	2.3
Noncash transactions:
Lease assets obtained in exchange for new lease liabilities	40.4	27.4	31.8

The following table provides the maturities of the Company's lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal year ended May 31, 2024:

	Operating Leases	Finance Leases
Fiscal 2025	$28.0	$1.9
Fiscal 2026	25.4	1.5
Fiscal 2027	21.3	1.4
Fiscal 2028	17.5	1.1
Fiscal 2029	11.5	0.6
Thereafter	28.6	0.4
Total lease payments	$132.3	$6.9
Less: interest	(20.7)	(0.7)
Total lease liabilities	$111.6	$6.2

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's leases recorded on the Company's Consolidated Balance Sheet for the fiscal years ended May 31, 2024 and May 31, 2023:

	2024	2023
Weighted-average remaining lease term (years):
Operating Leases	6.0	6.1
Finance Leases	4.5	4.2
Weighted-average discount rate:
Operating Leases	5.6%	5.1%
Finance Leases	4.5%	4.0%

The Company has leasable space in its headquarters in Soho, New York City. The lease terms with the Company's tenants typically range from 10 to 15 years. The Company recognized rental income of $9.7, $7.1 and $6.1 for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

The following table summarizes the future rental payments to be received by the Company on an annual basis at May 31, 2024:

Amount
Fiscal 2025	$10.7
Fiscal 2026	11.6
Fiscal 2027	12.3
Fiscal 2028	12.5
Fiscal 2029	12.7
Thereafter	58.9
Total	$118.7

10. ACQUISITIONS

Refer to Note 22, "Subsequent Events," for information regarding the acquisition made subsequent to May 31, 2024.

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

On September 1, 2022, the Company acquired 100% of the share capital of Learning Ovations, Inc., a U.S.-based education technology business and developer of a literacy assessment and instructional system, for $11.1, net of cash acquired. The Company accounted for the acquisition as a business combination under the acquisition method of accounting. Fair values were assigned to the assets and liabilities acquired, including cash, receivables, and technology/know-how. The receivables acquired had a fair value of $0.1 and were collected as of the end of the first quarter of fiscal 2024. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the technology/know-how using a discount rate of 17.5% to account for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs. The fair values of the net assets were $3.6, which included $4.1 of amortizable intangible assets attributable to the technology/know-how and a $0.6 deferred tax liability. This acquisition resulted in $7.6 of goodwill that was assigned to the Company's Education Solutions segment and was not deductible for tax purposes. The results of operations of this business subsequent to the acquisition are included in the Education Solutions segment. The transaction was not determined to be material to the Company's results and therefore pro forma financial information has not been presented. During fiscal 2024, the Company assessed the recoverability of the amortizable intangible assets which were impacted by the shift to the science of reading based approach to literacy instruction within the education market. Refer to Note 4, "Asset Write Down," for further details.

11. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2024	2023
Gross beginning balance	$172.3	$164.9
Accumulated impairment	(39.6)	(39.6)
Beginning balance	$132.7	$125.3
Additions	—	7.6
Foreign currency translation	0.1	(0.2)
Gross ending balance	172.4	172.3
Accumulated impairment	(39.6)	(39.6)
Ending balance	$132.8	$132.7

In fiscal 2023, the Company acquired Learning Ovations, Inc, a U.S.-based education technology business, which resulted in the recognition of $7.6 of Goodwill included in the Education Solutions segment. Refer to Note 10, "Acquisitions," for further details regarding the acquisition.

There were no impairment charges related to Goodwill in any of the periods presented.

The following table presents Goodwill by segment as of May 31:

	2024	2023
Children's Book Publishing and Distribution	$47.1	$46.9
Education Solutions	75.7	75.8
International	10.0	10.0
Total	$132.8	$132.7

The following table summarizes the activity in other intangibles included in Other assets and deferred charges on the Company’s Financial Statements for the fiscal years ended May 31:

	2024	2023
Other intangibles subject to amortization - beginning balance	$7.8	$6.0
Additions	6.0	4.1
Amortization expense	(2.6)	(2.2)
Foreign currency translation	0.1	(0.1)
Impairments	(3.1)	—
Total other intangibles subject to amortization, net of accumulated amortization of $39.1 and $36.5, respectively	$8.2	$7.8

Total other intangibles not subject to amortization	2.1	2.1
Total other intangibles	$10.3	$9.9

During fiscal 2024, the Company acquired certain amortizable intangible assets related to educational programs for $5.8 and certain amortizable intangible assets of a U.S.- based children's book publishing business for $0.2. These intangible assets are amortized over the estimated useful life of 8 years and 5 years, respectively.

In fiscal 2023, the Company acquired Learning Ovations, Inc., a U.S.-based education technology business, which resulted in the recognition of $4.1 of amortizable intangible assets. Refer to Note 10, "Acquisitions," for further details regarding the acquisition. During fiscal 2024, the Company assessed the recoverability of these assets which was impacted by the shift to the science of reading based approach to literacy instruction within the education market. An asset impairment of $3.1 was recognized in fiscal 2024. Refer to Note 4, "Asset Write Down," for further details.

Amortization expense for Other intangibles totaled $2.6, $2.2 and $2.0 for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

The following table reflects the estimated amortization expense for intangibles for future fiscal years ending May 31:

2025	$2.0
2026	1.1
2027	1.1
2028	1.1
2029	1.1
Thereafter	1.8

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

12. TAXES

The components of Earnings (loss) before income taxes for the fiscal years ended May 31 were:

	2024	2023	2022
United States	$17.3	$106.3	$76.9
Non-United States	(1.1)	6.1	12.8
Total	$16.2	$112.4	$89.7

The provision (benefit) for income taxes for the fiscal years ended May 31 consisted of the following components:

	2024	2023	2022
Current
Federal	$3.4	$26.4	$(2.1)
State and local	1.2	1.6	0.6
Non-United States	1.5	1.6	3.0
Total Current	$6.1	$29.6	$1.5

Deferred
Federal	$0.5	$(6.6)	$6.1
State and local	(1.3)	3.9	2.4
Non-United States	(1.2)	(1.0)	(1.3)
Total Deferred	$(2.0)	$(3.7)	$7.2

Total Current and Deferred	$4.1	$25.9	$8.7

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on Earnings (loss) before income taxes for the fiscal years ended May 31 was as follows:

	2024	2023	2022
Computed federal statutory provision	21.0%	21.0%	21.0%
State income tax provision, net of federal income tax benefit	(3.0)	4.6	3.1
Difference in effective tax rates on earnings of foreign subsidiaries	(0.1)	0.0	(0.2)
GILTI inclusion	0.1	0.4	—
Foreign derived intangible income deduction	—	(1.7)	—
Various tax credits	(6.6)	(1.5)	(1.9)
Valuation allowances	2.9	—	0.2
Uncertain positions	0.4	(0.8)	(8.1)
Transaction costs	12.0	—	—
Equity and other compensation	2.3	2.9	1.2
Return to provision adjustments	(5.1)	(1.3)	(4.4)
Other, net	1.4	(0.6)	(1.2)
Effective tax rates	25.3%	23.0%	9.7%
Total provision (benefit) for income taxes	$4.1	$25.9	$8.7

Unremitted Earnings

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. The Company is permanently reinvested in certain foreign subsidiaries representing a portion of the Company's investments in foreign subsidiaries. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment. As of May 31, 2024, there have been no adjustments to the income tax provision related to unremitted earnings.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31 were as follows:

	2024	2023
Deferred tax assets:
Tax uniform capitalization	$8.9	$18.0
Prepublication expenses	2.0	1.4
Inventory reserves	22.7	20.7
Allowance for credit losses	1.8	2.2
Deferred revenue	5.7	3.8
Stock based compensation	4.8	4.5
Other reserves	5.4	5.9
Postretirement, post employment and pension obligations	1.9	2.2
Tax carryforwards	30.1	25.2
Lease liabilities	28.7	24.2
Other	15.9	13.6
Gross deferred tax assets	$127.9	$121.7
Valuation allowance	(19.9)	(18.1)
Total deferred tax assets	$108.0	$103.6
Deferred tax liabilities:
Depreciation and amortization	(41.1)	(45.2)
Lease right-of-use assets	(25.5)	(21.8)
Research and development costs capitalized	(14.2)	(12.1)
Other	(4.1)	(3.5)
Total deferred tax liability	$(84.9)	$(82.6)
Total net deferred tax assets	$23.1	$21.0

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, duration of statutory carryforward periods, tax planning strategies and historical experience. For the fiscal year ended May 31, 2024, the valuation allowance increased by $1.8 primarily due to the assessment of state net operating losses not expected to be realized. For the fiscal year ended May 31, 2023, the valuation allowance decreased $5.0 primarily due to the disposition of the direct sales business in Asia and the write-off of the related foreign net operating losses.

The Company has tax effected state and foreign net operating loss carryforwards of $5.7 and $21.2, respectively, for the fiscal year ended May 31, 2024. In addition, the Company has certain tax carryforwards related to tax credits of $3.2 for the fiscal year ended May 31, 2024. Certain state net operating loss carryforwards, if not utilized, expire at various times, primarily between fiscal year 2025 and fiscal year 2044. Certain foreign net operating loss carryforwards, if not utilized, also expire at various times. Approximately half of the foreign net operating loss carryforwards expire between fiscal year 2025 and fiscal year 2044 and the remaining carryforwards do not have an expiration date.

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

The total amount of unrecognized tax benefits at May 31, 2024, 2023, and 2022 were $1.8, excluding $0.3 accrued for interest and penalties, $2.0, excluding $0.1 accrued for interest and penalties, and $3.1, excluding $0.3 accrued for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2024, 2023, and 2022, $1.8, $2.0 and $3.1, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized an expense of $0.1, a benefit of $0.1, and a benefit of $2.3 for the years ended May 31, 2024, 2023, and 2022, respectively.

The table below presents a reconciliation of the unrecognized tax benefits for the fiscal years indicated:

Gross unrecognized benefits at May 31, 2021	$12.3
Decreases related to prior year tax positions	(6.8)
Increase related to prior year tax positions	0.5
Increases related to current year tax positions	0.6
Settlements during the period	(3.5)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2022	$3.1
Decreases related to prior year tax positions	(1.7)
Increase related to prior year tax positions	0.1
Increases related to current year tax positions	0.5
Settlements during the period	—
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2023	$2.0
Decreases related to prior year tax positions	(0.8)
Increase related to prior year tax positions	0.7
Increases related to current year tax positions	0.1
Settlements during the period	(0.2)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2024	$1.8

Income Tax Returns

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company was previously under audit for the fiscal 2015 through fiscal 2020 tax years and the examination was completed in fiscal 2023 with no impact to the financial results. The fiscal 2021, 2022 and 2023 tax years remain subject to audit.

Tax Legislation Updates

The Organization for Economic Co-operation and Development (OECD) has issued Pillar Two model rules introducing a new global minimum tax of 15% on foreign profits of large multinational corporations intended to be effective in 2024. The United States has not yet adopted Pillar Two rules, however, many countries and jurisdictions have agreed to the proposal by the OECD. There remains uncertainty as to the final Pillar Two model rules. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts in the non-US tax jurisdictions in which it operates.

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

13. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2024:

	Class A Stock	Common Stock	Preferred Stock
Authorized	3,171,900	70,000,000	2,000,000
Reserved for Issuance	—	5,471,136	—
Outstanding	828,100	27,410,238	—

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

During fiscal 2024, Class A Stockholders surrendered 828,100 shares of Class A Stock for conversion into shares of Common Stock. The surrendered Class A shares were cancelled and cannot be reissued, resulting in 3,171,900 shares authorized and 828,100 shares outstanding as of May 31, 2024.

The Company issues shares of Common Stock from its Treasury stock upon conversion of Class A stock and to meet its share-based payment requirements, net of shares required to be withheld to cover the recipient's tax obligations.

Preferred Stock

The Company's Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board before each issuance. To date, no shares of Preferred Stock have been issued.

Stock-based awards

At May 31, 2024, the Company maintained four stockholder-approved stock-based compensation plans with regard to the Common Stock:

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

The 2011 Plan was approved by the Class A Stockholders in September 2011 providing 2,100,000 shares available for issuance for certain equity awards, including non-qualified stock options, time-vested restricted stock units, performance-based restricted stock units, all of which have been issued by the Company to date, and incentive stock options and other equity awards. In September 2014, the Class A Stockholders approved the second amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 Plan by

2,475,000 shares. In September 2018, the Class A Stockholders approved the third amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 Plan by 2,540,000 shares, for a total of 7,115,000 shares available for issuance under the 2011 Plan. No further awards can be granted under the 2011 Plan.

The Company’s stock-based awards vest over periods not to exceed four years and the Company's equity plans permit the acceleration of vesting upon retirement for certain eligible employees, as well as for certain other events.

At May 31, 2024, non-qualified stock options to purchase 831,324 and 1,914,266 shares of Common Stock were outstanding under the 2021 Plan and 2011 Plan, respectively. During fiscal 2024, 272,252 options were granted under the 2021 Plan at a weighted average exercise price of $37.01.

At May 31, 2024, 1,268,955 shares of Common Stock were available for issuance under the 2021 Plan.

In September 2017, the Class A Stockholders approved the 2017 Directors Plan which has 400,000 shares of Common Stock reserved for issuance and provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and/or restricted stock units with a value equal to a fixed dollar amount. The total dollar amount, as well as the relative percentage of stock options and restricted stock units, is determined annually by the Board (or Committee designated by the Board) in advance of the grant date. In July 2023, the Board approved the fiscal 2024 grant to each non-employee director, on the date of the 2023 annual meeting of stockholders, of stock options and restricted stock units having a combined value, as determined by the Board, of one hundred twenty-five thousand dollars ($125,000), (based on the fair market value on the date of grant), with 100% of such award to be awarded as restricted stock units, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of stockholders following the date of grant.

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

During fiscal 2024, 26,174 restricted stock units were granted to the non-employee directors under the 2017 Directors Plan, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of Stockholders following the date of grant. During fiscal 2024, there were 9,905 shares of Common Stock issued upon the vesting of restricted stock units under the 2017 Directors Plan. As of May 31, 2024, non-qualified stock options to purchase 160,124 and 36,579 shares were outstanding under the 2017 Directors Plan and 2007 Directors Plan, respectively. At May 31, 2024, 132,174 shares of Common Stock were available for issuance under the 2017 Directors Plan.

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

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Company's equity plans for the fiscal years ended May 31:

	2024	2023	2022
Total intrinsic value of stock options exercised	$6.4	$8.2	$5.1
Total stock-based compensation cost (pretax)	11.0	10.5	7.8
Tax benefits (shortfalls) related to stock-based compensation cost	5.0	(7.8)	2.3
Weighted average grant date fair value per option	$11.53	$11.62	$8.04

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2024, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $2.0. The weighted average period over which this compensation cost is expected to be recognized is 1.6 years.

The following table sets forth the stock option activity under the Company's equity plans for the fiscal year ended May 31, 2024:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2023	3,188,401	$29.63
Adjustment to prior year grants	(2,806)	38.12
Granted	272,252	37.01
Exercised	(445,032)	25.18
Expired, canceled and forfeited	(70,522)	29.33
Outstanding at May 31, 2024	2,942,293	$30.99	3.9	$20.5
Exercisable at May 31, 2024	2,008,543	$30.78	3.6	$14.8

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and senior management under the 2021 Plan and the 2011 Plan. During fiscal 2024, 151,693 restricted stock units were granted under the 2021 Plan. The restricted stock units convert to shares of Common Stock on a one-for-one basis upon vesting, which for time-vested restricted stock units is typically in three or four equal annual installments beginning with the first anniversary of the date of grant. During fiscal 2024, there were 111,774 and 48,453 shares of Common Stock issued upon the vesting of restricted stock units under the 2021 Plan and 2011 Plan, respectively. The Company measures the value of restricted stock units at fair value based on the number of units granted and the price of the underlying Common Stock on the grant date. The Company amortizes the fair value of outstanding restricted stock units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the restricted stock unit award activity for the fiscal years ended May 31:

	2024	2023	2022
Granted	177,867	139,111	178,461
Weighted average grant date price per unit	$37.81	$41.99	$34.45

As of May 31, 2024, the total pretax compensation cost not yet recognized by the Company with regard to unvested restricted stock units was $4.0. The weighted average period over which this compensation cost is expected to be recognized is 1.3 years.

Management Stock Purchase Plan - The Company maintains the Scholastic Corporation Management Stock Purchase Plan (the “MSPP”), which permits certain members of senior management to defer up to 100% of his or her annual cash bonus payments in the form of restricted stock units (the "MSPP RSUs”) which are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ on any day during the fiscal quarter in which such bonuses are awarded. The MSPP RSUs are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period, which must be a minimum of three years. The Company measures the value of MSPP RSUs based on the number of awards granted and the price of the underlying Common Stock on the grant date, giving effect to the 25% discount. The Company amortizes this discount as stock-based compensation expense over the vesting term on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. During fiscal 2024, there were 5,665 shares of Common Stock issued upon the vesting of restricted stock units under the MSPP Plan.

The following table sets forth the MSPP RSUs activity for the fiscal years ended May 31:

	2024	2023	2022
MSPP RSUs allocated	15,149	37,865	33,761
Purchase price per unit	$27.86	$25.51	$24.67

At May 31, 2024, there were 230,149 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2024, the total pretax compensation cost not yet recognized by the Company with regard to unvested MSPP RSUs was $0.1. The weighted average period over which this compensation cost is expected to be recognized is 1.3 years.

The following table sets forth the restricted stock unit and MSPP RSUs activity for the year ended May 31, 2024:

	Restricted stock units and MSPP RSUs	Weighted Average grant date fair value
Nonvested as of May 31, 2023	360,978	$33.25
Adjustment to prior year grants	598	43.44
Granted	193,016	35.89
Vested	(175,797)	33.19
Forfeited	(7,704)	38.94
Nonvested as of May 31, 2024	371,091	$34.55

The total fair value of shares vested during the fiscal years ended May 31, 2024, 2023 and 2022 was $5.8, $4.9 and $2.8, respectively.

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

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2024	2023	2022
Shares issued	79,458	80,897	59,322
Weighted average purchase price per share	$32.38	$29.07	$32.52

At May 31, 2024, there were 69,465 shares of Common Stock remaining authorized for issuance under the ESPP.

14. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorizations	Amount
July 2023	100.0
December 2023	66.2
March 2024	54.6
Total current Board authorizations	$220.8
Less repurchases made under the authorizations as of May 31, 2024	$(134.2)
Remaining Board authorization at May 31, 2024	$86.6

Remaining Board authorization at May 31, 2024 represents the amount remaining under the Board authorization for Common share repurchases on December 13, 2023 and the current $54.6 Board authorization for Common share repurchases announced on March 20, 2024, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

During the twelve months ended May 31, 2024, there were $156.8 repurchases of the Company's Common Stock, which included shares repurchased through a related party transaction and $1.0 of excise tax on share repurchases. The Company's repurchase program may be suspended at any time without prior notice. Refer to Note 21, "Related Party Transactions," for further details regarding the related party transaction.

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

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the US Postretirement benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2024, 2023 and 2022, the Company recognized a cumulative reduction of its accumulated postretirement benefit obligation of $0.1, $0.1 and $0.2, respectively, due to the Federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the UK Pension Plan and the US Postretirement Benefits at May 31:

	UK Pension Plan			US Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.2%	5.4%	3.5%	5.5%	5.3%	4.3%
Rate of compensation increase	4.1%	4.0%	4.1%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.5%	1.9%	1.6%	5.2%	3.9%	1.7%
Expected long-term return on plan assets	5.6%	4.4%	3.1%	—	—	—
Rate of compensation increase	4.0%	4.1%	4.1%	—	—	—

To develop the expected long-term rate of return on plan assets assumption for the UK Pension Plan, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return on plan assets of 5.6% for the UK Pension Plan.

The following table sets forth the change in benefit obligation for the UK Pension Plan and US Postretirement Benefits at May 31:

	UK Pension Plan		US Postretirement Benefits
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$25.1	$31.9	$8.0	$9.4
Interest cost	1.3	1.0	0.3	0.3
Plan participants’ contributions	—	—	0.1	0.0
Actuarial losses (gains)	0.9	(6.7)	(0.3)	(0.8)
Foreign currency translation	0.7	(0.3)	—	—
Benefits paid, including expenses	(1.3)	(0.8)	(0.9)	(0.9)
Benefit obligation at end of year	$26.7	$25.1	$7.2	$8.0

The net actuarial loss included in the projected benefit obligation for the UK Pension in fiscal 2024 was primarily due to the decrease in discount rate and impact of inflation. The net actuarial gain included in the projected benefit obligation for the UK Pension in fiscal 2023 was primarily due to the significant increase in discount rate and impact of inflation.

The net actuarial gain included in the projected benefit obligation for the US Postretirement Benefits in fiscal 2024 was primarily attributable to the increase in discount rate and updated census data. The net actuarial gain included in the projected benefit obligation for the US Postretirement Benefits in fiscal 2023 was primarily attributable to the increase in discount rate and updated census data.

The following table sets forth the change in plan assets for the UK Pension Plan at May 31:

	UK Pension Plan
	2024	2023
Change in plan assets:
Fair value of plan assets at beginning of year	$19.6	$30.4
Actual return on plan assets	1.4	(10.9)
Employer contributions	1.2	1.1
Benefits paid, including expenses	(1.3)	(0.8)
Foreign currency translation	0.5	(0.2)
Fair value of plan assets at end of year	$21.4	$19.6

The following table sets forth the net funded status of the UK Pension Plan and US Postretirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	UK Pension Plan		US Postretirement Benefits
	2024	2023	2024	2023
Current liabilities	$—	$—	$(1.0)	$(1.0)
Non-current liabilities	(5.3)	(5.5)	(6.2)	(7.0)
Net funded balance	$(5.3)	$(5.5)	$(7.2)	$(8.0)

The following amounts were recognized in Accumulated other comprehensive income (loss) for the UK Pension Plan and US Postretirement Benefits on the Company’s Consolidated Balance Sheets at May 31:

	2024			2023
	UK Pension Plan	US Postretirement Benefits	Total	UK Pension Plan	US Postretirement Benefits	Total
Actuarial gain (loss)	$(11.8)	$1.5	$(10.3)	$(12.4)	$1.3	$(11.1)
Prior service credit (cost)	0.0	6.7	6.7	0.0	7.5	7.5
Amount recognized in Accumulated comprehensive income (loss) net of tax	(11.8)	6.2	(5.6)	(12.4)	6.6	(5.8)

Income tax expense of $2.0, $2.2 and $2.2 were recognized in Accumulated other comprehensive loss at May 31, 2024, 2023 and 2022, respectively.

The following table sets forth the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets with respect to the UK Pension Plan as of May 31:

	UK Pension Plan
	2024	2023
Projected benefit obligations	$26.7	$25.1
Accumulated benefit obligations	26.7	25.0
Fair value of plan assets	21.4	19.6

The following table sets forth the net periodic benefit (cost) for the UK Pension Plan and US Postretirement Benefits for the fiscal years ended May 31:

	UK Pension Plan			US Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Components of net (benefit) cost:
Interest cost	1.3	1.0	0.8	0.3	0.3	0.2
Expected return on assets	(1.1)	(1.3)	(1.2)	—	—	—
Amortization of prior service (credit) loss	0.0	0.0	0.0	(0.8)	(0.8)	(0.8)
Amortization of net actuarial (gain) loss	1.3	0.5	0.9	0.0	—	—
Net periodic (benefit) cost	$1.5	$0.2	$0.5	$(0.5)	$(0.5)	$(0.6)

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

The following table sets forth the total weighted average asset allocations for the UK Pension Plan by asset category at May 31:

	UK Pension Plan
	2024	2023
Equity securities	—%	29.6%
Debt securities	37.3%	—%
Cash and cash equivalents	4.1%	5.1%
Liability-driven instruments	43.5%	41.7%
Real estate	—%	6.8%
Other	15.1%	16.8%
	100.0%	100.0%

The following table sets forth the targeted weighted average asset allocations for the UK Pension Plan included in the Company’s investment policy:

UK Pension Plan
Debt securities	37%
Cash and cash equivalents	4%
Liability-driven instruments	44%
Real estate	—%
Other	15%
Total	100%

The fair values of the Company’s Pension Plan assets are measured using Level 1, Level 2 and Level 3 fair value measurements.

The following table sets forth the measurement of the Company’s Pension Plan assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2024
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.9	$—	$—	$0.9
Pooled, Common and Collective Funds (1) (2)	—	9.3	—	9.3
Fixed Income (3)	—	8.0	—	8.0
Annuities	—	—	3.2	3.2
Total	$0.9	$17.3	$3.2	$21.4

	Assets at Fair Value as of May 31, 2023
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.0	$—	$—	$1.0
Equity securities:
U.S. (4)	1.1	—	—	1.1
International (5)	4.7	—	—	4.7
Pooled, Common and Collective Funds (1) (2)	—	8.2	—	8.2
Annuities	—	—	3.3	3.3
Real estate (6)	1.3	—	—	1.3
Total	$8.1	$8.2	$3.3	$19.6

(1)    Funds which invest in UK government bonds and bond index-linked investments and interest rate and inflation swaps. There are no restrictions on these investments.
(2)    Funds which invest in bond index funds available to certain qualified retirement plans but not traded openly on any public exchanges. There are no restrictions on these investments.
(3)    Funds which invest in a diversified portfolio of publicly traded government bonds, corporate bonds and mortgage-backed securities. There are no restrictions on these investments.
(4)    Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap and small-cap companies. There are no restrictions on these investments.
(5)    Funds which invest in a diversified portfolio of publicly traded common stocks of non-U.S. companies, primarily in Europe and Asia. There are no restrictions on these investments.
(6)    Represents assets of a non-U.S. entity plan invested in a fund whose underlying investments are comprised of properties. The fund has publicly available quoted market prices and there are no restrictions on these investments.

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $3.2 and $3.3 at May 31, 2024 and May 31, 2023, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2024 and 2023:

Balance at May 31, 2022	$4.2
Actual Return on Plan Assets:
Relating to assets held at May 31, 2022	(0.9)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	0.0
Balance at May 31, 2023	$3.3
Actual Return on Plan Assets:
Relating to assets held at May 31, 2023	(0.1)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	0.0
Balance at May 31, 2024	$3.2

Contributions

In Fiscal 2025, the Company expects to make contributions of $1.3 to the UK Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the UK Pension Plan and the US Postretirement Benefits by fiscal year:

	UK Pension Plan	US Postretirement Benefits
	Pension benefits	Benefit payments	Medicare subsidy receipts
2025	$1.5	$1.0	$0.0
2026	1.4	0.9	0.0
2027	1.4	0.9	0.0
2028	1.5	0.8	0.0
2029	1.5	0.7	0.0
2030 - 2034	8.0	2.9	0.1

Assumed health care cost trend rates at May 31:

	2024	2023
Health care cost trend rate assumed for the next fiscal year	6.3%	6.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2030	2028

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $8.7, $8.1 and $7.2 for fiscal years 2024, 2023 and 2022, respectively.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the fiscal years ended May 31:

	2024		2023		2022
	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits
Amortization of prior service (credit) loss	$0.0	$(0.8)	$0.0	$(0.8)	$0.0	$(0.8)
Amortization of net actuarial loss (gain)	1.3	0.0	0.5	—	0.9	—
Tax (benefit) expense	—	0.2	—	0.2	—	0.2
Amounts reclassified from Accumulated other comprehensive income (loss)	$1.3	$(0.6)	$0.5	$(0.6)	$0.9	$(0.6)

The amounts reclassified out of Accumulated other comprehensive income (loss) were recognized in Other components of net periodic benefit (cost) for all periods presented.

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Foreign currency translation adjustments	UK Pension Plan	US Postretirement Benefits	Total
Balance at May 31, 2022 (1)	$(44.6)	$(7.4)	$6.6	$(45.4)
Other comprehensive income (loss) before reclassifications	$(5.4)	$(5.5)	$0.6	$(10.3)
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$0.5	$—	$0.5
Amortization of prior service (credit) cost	—	0.0	(0.6)	(0.6)
Other comprehensive income (loss)	(5.4)	(5.0)	0.0	(10.4)
Balance at May 31, 2023 (1)	$(50.0)	$(12.4)	$6.6	$(55.8)
Other comprehensive income (loss) before reclassifications	$3.1	$(0.7)	$0.2	$2.6
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$1.3	$0.0	$1.3
Amortization of prior service (credit) cost	—	0.0	(0.6)	(0.6)
Other comprehensive income (loss)	3.1	0.6	(0.4)	3.3
Balance at May 31, 2024 (1)	$(46.9)	$(11.8)	$6.2	$(52.5)
(1) Accumulated other comprehensive income (loss) related to the UK Pension Plan and US Postretirement Benefits are reported net of taxes of $2.0, $2.2 and $2.2 at May 31, 2024, 2023, and 2022, respectively.

17. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2024	2023	2022

Net income (loss) attributable to Class A and Common Shares	$12.1	$86.3	$80.6
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	29.6	33.8	34.5
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)	0.8	0.9	1.1
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	30.4	34.7	35.6

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share	$0.41	$2.56	$2.33
Diluted earnings (loss) per share	$0.40	$2.49	$2.27

Anti-dilutive shares pursuant to stock-based compensation plans	0.9	0.6	1.6

The Company measures diluted earnings per share using the Treasury Stock method.

The following table sets forth Options outstanding pursuant to stock-based compensation plans for the fiscal years ended May 31:

	2024	2023
Options outstanding pursuant to stock-based compensation plans (in millions)	2.9	3.2

As of May 31, 2024, $86.6 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors.

See Note 14, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

18. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at May 31:

	2024	2023

Accrued payroll, payroll taxes and benefits	$32.9	$29.2
Accrued bonus and commissions	21.6	31.2
Accrued other taxes	23.0	24.8
Returns liability	33.1	34.9
Accrued advertising and promotions	5.7	7.3
Other accrued expenses	40.0	41.5
Total accrued expenses	$156.3	$168.9

The table below provides information regarding Accrued severance which is included in Accrued payroll, payroll taxes and benefits on the Company’s Consolidated Balance Sheets at May 31:

	2024	2023
Beginning balance	$0.3	$3.0
Accruals	12.9	2.3
Payments	(9.3)	(5.0)
Ending balance	$3.9	$0.3

During fiscal 2024, the Company recognized $10.7 of severance expense related to restructuring programs.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses, and recognizes the unrealized gain or loss in other current assets or other current liabilities. The notional values of the contracts were $22.8 as of May 31, 2024 and 2023. Net unrealized gains of $0.2 and $0.5 were recognized at May 31, 2024 and May 31, 2023, respectively.

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. For a more detailed description of the fair value measurements employed by the Company, see Note 1, “Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies." The Company employs fair value measurements for certain property, plant and equipment, production assets, investments and prepublication assets and the Company assesses future expected cash flows attributable to these assets. For investments, see Note 7, "Investments," for a more complete description of the fair value measurements employed.

During fiscal 2024, certain operating lease ROU assets, prepublication costs and intangible assets were recorded at fair value in connection with an impairment and fair value was determined using the discounted cash flow method. See Note 4, "Asset Write Down," for a more complete description of the impairments recognized in 2024. In addition, during fiscal 2024, the Company acquired certain amortizable intangible assets and the fair value was determined using the discounted cash flow method. See Note 11, "Goodwill and Intangibles," for a more complete description of the intangibles acquired.

During fiscal 2023, the Company acquired certain intangible assets and goodwill in connection with a business combination. See Note 10, "Acquisitions," for a more complete description of the assets acquired and the fair value measurements employed.

During fiscal 2022, certain assets were impaired in connection with the sale of the direct sales business in Asia. See Note 4, "Asset Write Down", for a more complete description, including the fair value measurements employed. In addition, during fiscal 2022, certain operating lease ROU assets were recorded at fair value in connection with an impairment and fair value was determined using the discounted cash flow method.

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2024	Level 1	Level 2	Level 3	May 31, 2024
Prepublication assets	$—	$—	$—	$3.0	$3.0	$—
Operating lease right-of-use assets, net	$—	$—	$—	$3.9	$3.9	$—
Intangible assets	$5.5	$—	$—	$6.0	$3.1	$6.0

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2023	Level 1	Level 2	Level 3	May 31, 2023
Goodwill	$7.6	$—	$—	$7.6	$—	$7.6
Intangible assets	$3.6	$—	$—	$4.1	$—	$4.1

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2022	Level 1	Level 2	Level 3	May 31, 2022
Accounts Receivable	$1.4	$—	$—	$1.4	$9.3	$—
Inventory	$2.3	$—	$—	$2.3	$1.6	$—
Other Assets	$—	$—	$—	$—	$0.7	$—
Operating lease right-of-use assets, net	$—	$—	$—	$—	$0.4	$—

21. RELATED PARTY TRANSACTIONS

On April 18, 2024, the Company entered into a share repurchase agreement to purchase shares of its common stock from the Estate of M. Richard Robinson, Jr. in a privately negotiated transaction. Pursuant to the repurchase agreement, the Company purchased 400,000 shares of common stock on April 18, 2024 at a price of $33.51 per share, representing an aggregate purchase price of $13.4. The price per share paid represented a 3.8% discount to the closing price of the stock, $34.83, on the date of execution of the repurchase agreement. The repurchase was made pursuant to the Company’s current share repurchase program as previously approved by the Board. The aforementioned transaction was approved by the Board upon the recommendation of the Audit Committee.

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

22. SUBSEQUENT EVENTS

U.S. Credit Agreement

In June 2024, the Company borrowed $200.0 under the U.S. credit agreement, primarily to fund the 9 Story Acquisition. This obligation has a maturity date of October 27, 2026. The interest rate is floating and is based on the 1-month Term SOFR, plus the applicable margin per the agreement.

9 Story Acquisition

On June 20, 2024, the Company acquired 100% of the outstanding shares of capital stock of 9 Story Media Group Inc. ("9 Story"), a leading independent creator, producer and distributor of premium children’s content based in Toronto, Canada, with studios or offices in New York, Dublin, Ireland and Bali, Indonesia, which included all of the economic interests in the form of non-voting shares and 25% of the voting shares. The total purchase price was CAD $250.0 (approximately USD $182.0), subject to purchase price and working capital adjustments, which was funded through borrowings under the U.S. credit agreement incurred in fiscal 2025. The operations of 9 Story will be reported in a new Entertainment segment of the Company.

As of July 19, 2024, the accounting for the business combination has not been completed, which includes the measurement of certain intangible assets and goodwill. The Company is still evaluating the allocation of the preliminary purchase consideration and pro forma results of operations. The Company incurred acquisition‑related costs of $9.3 which were included in Selling, general and administrative costs in the Consolidated Statement of Operations for the year ended May 31, 2024.

Dividend Declared

On July 17, 2024, the Board of Directors declared a quarterly cash dividend of $0.20 per share on the Company's Class A and Common Stock for the first quarter of fiscal 2025. The dividend is payable on September 16, 2024 to shareholders of record as of the close of business on August 30, 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the Company) as of May 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 19, 2024 expressed an unqualified opinion thereon.

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

July 19, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Scholastic Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the
consolidated balance sheets of the Company as of May 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated July 19, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

July 19, 2024

Supplementary Financial Information
Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2024
Revenues	$228.5	$562.6	$323.7	$474.9	$1,589.7
Cost of goods sold	130.0	234.1	148.7	192.3	705.1
Net income (loss)	(74.2)	76.9	(26.5)	35.9	12.1
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(2.35)	$2.51	$(0.91)	$1.26	$0.41
Diluted (1)	$(2.35)	$2.45	$(0.91)	$1.23	$0.40
2023
Revenues	$262.9	$587.9	$324.9	$528.3	$1,704.0
Cost of goods sold	144.5	260.4	161.1	220.4	786.4
Net income (loss)	(45.4)	75.4	(19.3)	75.8	86.5
Net income (loss) attributable to Scholastic Corporation	(45.5)	75.3	(19.2)	75.7	86.3
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(1.33)	$2.17	$(0.57)	$2.33	$2.56
Diluted (1)	$(1.33)	$2.12	$(0.57)	$2.26	$2.49

(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2024, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2024.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2024, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2024 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

During the quarterly period ended May 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2024 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2024 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2024 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2024 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 18, 2024 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2024, 2023 and 2022;

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2024, 2023 and 2022;

Consolidated Balance Sheets at May 31, 2024 and 2023;

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2024, 2023 and 2022;

Consolidated Statements of Cash Flows for the years ended May 31, 2024, 2023 and 2022; and

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

3.2
Bylaws of the Corporation, amended and restated as of May 15, 2024 (incorporated by reference to the Corporation’s Current Report on Form 8-K as filed with the SEC on May 15, 2024, SEC File No. 000-19860).

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

10.10*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.11*	Form of Stock Option Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.12*	Scholastic Corporation 2017 Outside Directors Stock Incentive Plan, as Amended and Restated.

10.13*	Form of Non-Qualified Stock Option Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the August 31, 2017 10-Q).

10.14*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan as amended and restated (incorporated by reference to the November 30, 2023 10-Q).

10.15*	Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the August 31, 2022 10-Q).

10.16*	Form of Stock Option Agreement under the Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the November 30, 2021 10-Q).

10.17*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the November 30, 2021 10-Q).

10.18*	Amended and Restated Employment Agreement between Scholastic Corporation and Peter Warwick, effective August 1, 2021 (incorporated by reference to the August 31, 2022 10-Q).

10.19*	Stock Option Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.20*	Restricted Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.21*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.22*
Share Repurchase Agreement between Scholastic Corporation and the Preliminary co-Executors of the Estate of M. Richard Robinson, Jr., effective January 12, 2022, (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on March 18, 2022, SEC file No. 000-19860)(“the February 28, 2022 10-Q”).

10.23*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 19, 2022, (incorporated by reference to the August 31, 2022 10-Q).

10.24*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 18, 2023, (incorporated by reference to the November 30, 2023 10-Q).

10.25	Securities Purchase Agreement between the Purchaser, each of the Sellers and the Sellers’ Representative dated March 11, 2024 (incorporated by reference to Form 8-K filed March 12, 2024).**

10.26	Guarantee Agreement dated March 11, 2024 (incorporated by reference to Form 8-K filed March 12, 2024).

10.27*	Employment Agreement dated October 3, 2023 between Kenneth Cleary and Scholastic Inc. (incorporated by reference to Form 8-K filed October 3, 2023).

10.28*	First Amendment to Amended And Restated Employment Agreement dated October 4, 2023 between Peter Warwick and Scholastic Inc. (incorporated by reference to Form 8-K filed October 4, 2023).

10.29*	Letter Agreement dated January 25, 2024 between Peter Warwick and the Company (incorporated by reference to Form 8-K filed January 25, 2024).

10.30*	Offer Letter dated December 5, 2023 between Haji Glover and Scholastic Inc. (incorporated by reference to Form 8-K filed January 8, 2024).

10.31	Share Repurchase Agreement between Scholastic Corporation and the Preliminary co-Executors of the Estate of M. Richard Robinson, Jr., effective April 18, 2024.

21	Subsidiaries of the Corporation, as of May 31, 2024.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Document ***

101.DEF	XBRL Taxonomy Extension Definitions Document ***

101.LAB	XBRL Taxonomy Extension Labels Document ***

101.PRE	XBRL Taxonomy Extension Presentation Document ***

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	The Company has filed a redacted version of the Securities Purchase Agreement, omitting the portions of the Agreement (indicated by asterisks) which the Company desires to keep confidential.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16 | Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 19, 2024	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Peter Warwick	President and Chief Executive Officer and Director (principal executive officer)	July 19, 2024
Peter Warwick

/s/ Haji L. Glover	Chief Financial Officer, Executive Vice President (principal financial officer)	July 19, 2024
Haji L. Glover

/s/ Paul Hukkanen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	July 19, 2024
Paul Hukkanen

/s/ Andrés Alonso	Director	July 19, 2024
Andrés Alonso

/s/ James W. Barge	Director	July 19, 2024
James W. Barge

/s/ John L. Davies	Director	July 19, 2024
John L. Davies

/s/ Robert L. Dumont	Director	July 19, 2024
Robert L. Dumont

/s/ Alix Guerrier	Director	July 19, 2024
Alix Guerrier

/s/ Kaya Henderson	Director	July 19, 2024
Kaya Henderson

/s/ Linda Li	Director	July 19, 2024
Linda Li

/s/ Iole Lucchese	Director	July 19, 2024
Iole Lucchese

/s/ Verdell Walker	Director	July 19, 2024
Verdell Walker

/s/ David J. Young	Director	July 19, 2024
David J. Young

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED May 31, 2024

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

				(Amounts in millions)
				Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2024
Allowance for credit losses	$16.7	$5.2	$7.0		$14.9
Returns liability	34.9	59.4	61.2	(1)	33.1
Reserves for obsolescence	100.9	20.4	15.7		105.6
Reserve for royalty advances	79.1	2.7	(1.4)		83.2
2023
Allowance for credit losses	$25.9	$3.3	$12.5		$16.7
Returns liability	42.2	60.2	67.5	(1)	34.9
Reserves for obsolescence	106.6	26.5	32.2		100.9
Reserve for royalty advances	76.0	4.2	1.1		79.1
2022
Allowance for credit losses	$21.4	$15.2	$10.7		$25.9
Returns liability	45.2	58.8	61.8	(1)	42.2
Reserves for obsolescence	99.6	27.7	20.7		106.6
Reserve for royalty advances	115.5	4.1	43.6	(2)	76.0

(1)Represents actual returns charged to the reserve.
(2)Primarily represents write-offs for fully reserved advances.

S-2