Form 10-Q
period 2024-08-31
SCHOLASTIC CORP
filed 2024-09-27
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	August 31, 2024	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of August 31, 2024
Common Stock, $0.01 par value	27,309,294
Class A Stock, $0.01 par value	828,100

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED August 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31,
	2024	2023
Revenues	$237.2	$228.5
Operating costs and expenses:
Cost of goods sold	128.3	130.0
Selling, general and administrative expenses	182.1	184.2
Depreciation and amortization	15.3	13.4
Total operating costs and expenses	325.7	327.6
Operating income (loss)	(88.5)	(99.1)
Interest income (expense), net	(3.0)	1.4
Other components of net periodic benefit (cost)	(0.3)	(0.3)
Earnings (loss) before income taxes	(91.8)	(98.0)
Provision (benefit) for income taxes	(29.3)	(23.8)
Net income (loss)	$(62.5)	$(74.2)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(2.21)	$(2.35)
Diluted	$(2.21)	$(2.35)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,
	2024	2023
Net income (loss)	$(62.5)	$(74.2)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	8.2	1.8
Pension and postretirement adjustments (net of tax)	0.2	0.2
Total other comprehensive income (loss), net	$8.4	$2.0
Comprehensive income (loss)	$(54.1)	$(72.2)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2024	May 31, 2024	August 31, 2023
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$84.1	$113.7	$125.8
Accounts receivable, net	201.1	235.0	201.9
Inventories, net	310.3	264.2	353.2
Income tax receivable	46.1	15.2	33.4
Prepaid expenses and other current assets	73.5	48.8	70.4
Total current assets	715.1	676.9	784.7
Noncurrent Assets:
Property, plant and equipment, net	525.4	511.9	523.3
Prepublication costs, net	48.4	49.5	55.0
Investment in film and television programs, net	40.4	—	—
Operating lease right-of-use assets, net	105.0	99.1	96.4
Royalty advances, net	65.1	57.8	58.6
Goodwill	204.4	132.8	132.8
Other intangible assets, net	94.7	10.3	9.4
Noncurrent deferred income taxes	22.6	23.1	20.5
Other assets and deferred charges	138.9	109.8	91.6
Total noncurrent assets	1,244.9	994.3	987.6
Total assets	$1,960.0	$1,671.2	$1,772.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.1	$6.0	$5.9
Film related obligations	20.5	—	—
Accounts payable	184.0	138.5	167.7
Accrued royalties	77.5	48.5	72.0
Deferred revenue	173.9	161.1	171.1
Other accrued expenses	139.1	156.3	145.9
Accrued income taxes	2.1	1.9	13.2
Operating lease liabilities	25.2	22.4	22.9
Total current liabilities	628.4	534.7	598.7
Noncurrent Liabilities:
Long-term debt	225.0	—	—
Operating lease liabilities	90.6	89.2	83.1
Film related obligations	13.6	—	—
Other noncurrent liabilities	45.1	29.2	35.9
Total noncurrent liabilities	374.3	118.4	119.0
Commitments and Contingencies (see Note 5)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 3.2, 3.2, and 4.0 shares, respectively; Issued and Outstanding, 0.8, 0.8, and 1.7 shares, respectively	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 27.3, 27.4, and 29.3 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	606.3	604.6	632.7
Accumulated other comprehensive income (loss)	(44.1)	(52.5)	(53.8)
Retained earnings	955.6	1,023.7	955.1
Treasury stock, at cost: 15.6, 15.5 and 13.6 shares, respectively	(560.9)	(558.1)	(479.8)
Total stockholders’ equity	957.3	1,018.1	1,054.6
Total liabilities and stockholders’ equity	$1,960.0	$1,671.2	$1,772.3
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2023	1.7	$0.0	30.0	$0.4	$632.2	$(55.8)	$1,035.6	$(449.5)	$1,162.9	$1.6	$1,164.5
Net Income (loss)	—	—	—	—	—	—	(74.2)	—	(74.2)	—	(74.2)
Foreign currency translation adjustment	—	—	—	—	—	1.8	—	—	1.8	—	1.8
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.3	—	—	—	2.3	—	2.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Purchases of treasury stock at cost	—	—	(0.8)	—	—	—	—	(36.2)	(36.2)	—	(36.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.3)	—	—	5.9	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Other (noncontrolling interest)	—	—	—	—	(0.5)	—	—	—	(0.5)	(1.6)	(2.1)
Balance at August 31, 2023	1.7	$0.0	29.3	$0.4	$632.7	$(53.8)	$955.1	$(479.8)	$1,054.6	$—	$1,054.6

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2024	0.8	$0.0	27.4	$0.4	$604.6	$(52.5)	$1,023.7	$(558.1)	$1,018.1	$—	$1,018.1
Net Income (loss)	—	—	—	—	—	—	(62.5)	—	(62.5)		(62.5)
Foreign currency translation adjustment	—	—	—	—	—	8.2	—	—	8.2	—	8.2
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.2	—	—	—	2.2	—	2.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.1	—	—	—	0.1	—	0.1
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(5.0)	(5.0)	—	(5.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.6)	—	—	2.2	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.6)	—	(5.6)	—	(5.6)
Balance at August 31, 2024	0.8	$0.0	27.3	$0.4	$606.3	$(44.1)	$955.6	$(560.9)	$957.3	$—	$957.3
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2024	2023
Cash flows - operating activities:
Net income (loss)	$(62.5)	$(74.2)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	0.9	0.6
Provision for losses on inventory	4.8	6.2
Provision for losses on royalty advances	0.7	0.9
Amortization of prepublication costs	5.5	6.7
Amortization of production costs	1.2	—
Depreciation and amortization	18.3	15.8
Amortization of pension and postretirement plans	0.1	0.1
Deferred income taxes	0.8	0.5
Stock-based compensation	2.2	2.3
Income from equity-method investments	(0.2)	(0.2)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	50.6	75.8
Inventories	(49.3)	(24.5)
Prepaid expenses and other current assets	(17.2)	(23.4)
Investment in film and television programs	2.0	—
Income tax receivable	(30.3)	(24.5)
Royalty advances	(7.8)	(2.6)
Accounts payable	42.4	(3.4)
Accrued income taxes	0.1	(0.1)
Accrued royalties	21.7	19.2
Deferred revenue	1.5	2.0
Other accrued expenses	(24.7)	(21.4)
Other, net	(2.7)	6.1
Net cash provided by (used in) operating activities	(41.9)	(38.1)

Cash flows - investing activities:
Prepublication expenditures	(4.4)	(5.4)
Additions to property, plant and equipment	(20.0)	(14.3)
Acquisitions, net of cash acquired	(176.4)	—
Purchase of noncontrolling interest	—	(2.1)
Net cash provided by (used in) investing activities	(200.8)	(21.8)

Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	225.6	0.7
Repayments of lines of credit, credit agreement and revolving loan	(0.7)	(0.9)
Borrowings under film related obligations	2.6	—
Repayments of film related obligations	(5.0)	—
Repayment of capital lease obligations	(0.6)	(0.6)
Reacquisition of common stock	(5.0)	(35.9)
Proceeds pursuant to stock-based compensation plans	0.5	3.8
Payment of dividends	(5.7)	(6.5)
Other	0.2	0.1
Net cash provided by (used in) financing activities	211.9	(39.3)
Effect of exchange rate changes on cash and cash equivalents	1.2	0.5

Net increase (decrease) in cash and cash equivalents	(29.6)	(98.7)
Cash and cash equivalents at beginning of period	113.7	224.5
Cash and cash equivalents at end of period	$84.1	$125.8
See accompanying notes

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
1. BASIS OF PRESENTATION

Principles of consolidation

The accompanying condensed consolidated interim financial statements (referred to as the “Financial Statements” herein) include the accounts of Scholastic Corporation (the “Corporation”) and all wholly-owned and majority-owned subsidiaries (collectively, “Scholastic” or the “Company”). The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. Intercompany transactions are eliminated in consolidation.

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2025 relate to the twelve-month period ending May 31, 2025.

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

Interim Financial Statements

The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the Financial Statements for the periods presented.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the fourth quarter. Trade channel and Entertainment segment revenues can vary throughout the year due to the timing of published titles' release dates and program production deliveries and distribution license period start dates.

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
•Royalty advance reserves and royalty expense accruals
•Expected economic useful life of film and television program assets
•Impairment testing for goodwill, other intangible and other long-lived assets and investments
•Assets and liabilities acquired in business combinations
•Variable consideration related to anticipated returns
•Allocation of transaction price to contractual performance obligations

Summary of Significant Accounting Policies

In Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024 the Company included a description of its significant accounting policies. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q there have been no material changes to the significant accounting policies described in the Company’s Annual Report for the fiscal year ended May 31, 2024

The below significant accounting policies relate to the Company's entertainment business, which includes the operations of 9 Story Media Group Inc. ("9 Story") and Scholastic Entertainment Inc. ("SEI"). Refer to Note 7, "Acquisitions" for further details regarding the acquisition of 9 Story.

Revenue recognition
The Company’s revenue recognition policies for its entertainment business include the following:

Film and TV production - Revenue is deferred during production and recognized when the film or episodes have been delivered and are available for showing or exploitation.
Production services - Revenue is recognized using the percentage-of-completion method based on the proportion of costs incurred in the current period to total expected costs.

Licensing - Revenue from the sale or granting of broadcast license rights to third parties is recognized when the licensed content is available to the customer and the customer has the contractual right to broadcast or stream the content.

Royalty income - Revenue from sales and usage-based royalties related to licenses is generally recognized when the subsequent sale or usage occurs.

Investment in film and television programs
Investments in film and television programs are stated at the lower of cost or net realizable value. Investment in film and television programs includes all direct production and financing costs incurred during production and minimum guarantee payments made to acquire distribution rights. Interest costs are capitalized to the cost of the film or television program until substantially all of the activities required for delivery are complete. Investments in film and television programs are amortized using the declining-balance method with rates ranging from 50% to 90% at the time of initial episodic delivery and at rates ranging from 10% to 25% annually thereafter. The determination of the rates is based on the expected economic useful life of the film or television program and includes factors such as rights retained by the Company, the availability of rights to renew licenses for episodic television programs in various territories, and the availability of secondary market revenue. The Company regularly reviews the recoverability of these capitalized costs based on expected future cash flows.

Government financing and assistance
The Company has access to government programs and tax credits that are designed to assist film, television and digital media production and distribution. Amounts received and amounts receivable which relate to the Company's film and television program assets are recorded as a reduction in the production costs of the related asset.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
New Accounting Pronouncements

There were no new accounting pronouncements issued in the first quarter of fiscal 2025 which would impact the Company. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the Company's fiscal year 2025, and interim periods starting in fiscal year 2026. Early adoption is permitted. The amendments in this ASU are to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

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

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended
	August 31,
	2024	2023
Book Clubs - U.S.	$2.7	$2.6
Book Fairs - U.S.	28.8	27.3
Trade - U.S. (1)	58.2	62.1
Trade - International (2)	15.7	10.4
Total Children's Book Publishing and Distribution	$105.4	$102.4

Education Solutions - U.S.	$55.7	$66.0
Total Education Solutions	$55.7	$66.0

Entertainment - U.S.	$1.6	$0.4
Entertainment - International (3)	15.0	—
Total Entertainment (1)	$16.6	$0.4

International - Major Markets (4)	$48.1	$47.8
International - Other Markets (5)	8.7	9.4
Total International	$56.8	$57.2

Overhead (6)	$2.7	$2.5
Total Overhead	$2.7	$2.5

Total	$237.2	$228.5
(1) The newly formed Entertainment segment includes the operations of SEI, which were included in the Children’s Book Publishing and Distribution segment in prior periods, and 9 Story. The financial results for SEI for the three months ended August 31, 2023 have been reclassified to Entertainment to reflect this change.
(2) Primarily includes foreign rights and certain product sales in the UK.
(3) Primarily includes production, distribution and licensing revenues in Canada, Ireland and Indonesia.
(4) Includes Canada, UK, Australia and New Zealand.
(5) Primarily includes markets in Asia.
(6) Overhead includes rental income related to leased space in the Company's headquarters.

Estimated Returns

A liability for expected returns of $30.7, $33.1, and $33.1 is recorded within Other accrued expenses as of August 31, 2024, May 31, 2024, and August 31, 2023, respectively. In addition, a return asset of $3.9, $4.2, and $5.4 is recorded within Prepaid expenses and other current assets as of August 31, 2024, May 31, 2024, and August 31, 2023, respectively, for the recoverable cost of product estimated to be returned by customers.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities as of the dates indicated:

	August 31, 2024	May 31, 2024	August 31, 2023
Book fairs incentive credits	$99.4	$114.2	$96.1
Magazines+ subscriptions	22.2	4.6	24.2
U.S. digital subscriptions	19.2	15.6	26.8
U.S. education-related (1)	10.3	10.1	12.1
Media-related	6.8	0.0	0.0
Stored value cards	17.3	16.7	13.1
Other (2)	5.0	6.4	9.4
Total contract liabilities	$180.2	$167.6	$181.7
(1) Primarily includes contract liabilities related to contracts with school districts and professional services.
(2) Primarily includes contract liabilities related to various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. Contract liabilities of $173.9, $161.1 and $171.1 as of August 31, 2024, May 31, 2024 and August 31, 2023, respectively, are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $6.3, $6.5 and $10.6 of contract liabilities as of August 31, 2024, May 31, 2024 and August 31, 2023, respectively, are recorded within Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheet as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $29.2 and $32.3 for the three months ended August 31, 2024, and August 31, 2023, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2024	$14.9
Provision (benefit)	0.9
Write-offs and other	(0.4)
Balance as of August 31, 2024	$15.4

3. SEGMENT INFORMATION

The Company categorizes its businesses into four reportable segments: Children’s Book Publishing and Distribution, Education Solutions, Entertainment and International.

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

•Entertainment includes the development, production, distribution and licensing of children and family film and television content. This segment is comprised of one operating segment.

•International includes the publication and distribution of products and services outside the United States by the Company’s international operations and its export businesses. This segment is comprised of three operating segments.

The following table sets forth the Company's revenue and operating income (loss) by segment for the periods indicated:

	Three months ended
	August 31,
	2024	2023
Revenues
Children's Book Publishing and Distribution (1)	$105.4	$102.4
Education Solutions	55.7	66.0
Entertainment (1)	16.6	0.4
International	56.8	57.2
Overhead (2)	2.7	2.5
Total	$237.2	$228.5

Operating income (loss)
Children's Book Publishing and Distribution (1)	$(36.6)	$(41.0)
Education Solutions	(17.0)	(18.7)
Entertainment (1)	(0.5)	(0.5)
International	(8.3)	(8.2)
Overhead (2)	(26.1)	(30.7)
Total	$(88.5)	$(99.1)
(1) The newly formed Entertainment segment includes the operations of SEI, which were included in the Children’s Book Publishing and Distribution segment in prior periods, and 9 Story. The financial results for SEI for the three months ended August 31, 2023 have been reclassified to Entertainment to reflect this change.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.

4. DEBT

The following table summarizes the carrying value of the Company's debt, excluding film related obligations, as of the dates indicated:

	August 31, 2024	May 31, 2024	August 31, 2023
US Revolving Credit Agreement	$225.0	$—	$—
Unsecured lines of credit	6.1	6.0	5.9
Total debt	$231.1	$6.0	$5.9
Less lines of credit, short-term debt and current portion of long-term debt	(6.1)	(6.0)	(5.9)
Total long-term debt	$225.0	$—	$—

The following table sets forth the maturities of the carrying values of the Company's debt obligations, excluding film related obligations, as of August 31, 2024 for the twelve month periods ended August 31:

2025	$6.1
2026	—
2027	225.0
2028	—
2029	—
Thereafter	—
Total Debt	$231.1

US Revolving Credit Agreement

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

As of August 31, 2024, the applicable margin on Base Rate Advances was 0.35% and the applicable margin on SOFR Advances was 1.35%, both based on the Company’s prevailing Consolidated Leverage Ratio.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% per annum to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Leverage Ratio. As of August 31, 2024, the commitment fee rate was 0.20%.

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
As of August 31, 2024, the Company had outstanding borrowings of $225.0 under the Credit Agreement at a weighted average interest rate of 6.8%. While this obligation is not due until the October 27, 2026 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. No borrowings were outstanding under the Credit Agreement as of August 31, 2023.
The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At August 31, 2024, the Company had open standby letters of credit totaling $4.0 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.6 under the domestic credit lines discussed below.

Unsecured Lines of Credit

As of August 31, 2024, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of August 31, 2024, May 31, 2024 and August 31, 2023. As of August 31, 2024, availability under these unsecured money market bid rate credit lines totaled $6.4, excluding commitments of $3.6. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2024, the Company had various local currency international credit lines totaling $14.0 underwritten by banks primarily in the United States and the United Kingdom. Outstanding borrowings under these facilities were $6.1 at August 31, 2024 at a weighted average interest rate of 4.3%, compared to outstanding borrowings of $6.0 at May 31, 2024 at a weighted average interest rate of 4.5%, and $5.9 at August 31, 2023 at a weighted average interest rate of 4.4%. As of August 31, 2024, the amounts available under these facilities totaled $7.9. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

Film Related Obligations

The Company's entertainment business enters into credit facilities to obtain interim financing for certain productions. The interim production credit facilities are secured by an assignment and direction of specific production financing including tax credits and license contract receivables and have varying maturity dates between September 9, 2024 and July 31, 2026. Interest is charged at rates ranging from the bank prime rate plus 0.75% for Canadian dollar loans, SOFR plus 3.0% or U.S. base rate plus 0.75% for U.S. dollar loans and Euribor plus 2.0% for Euro loans.

As of August 31, 2024, outstanding borrowings under these facilities were $34.1 at a weighted average interest rate of 7.8%, of which $20.5 were classified as current obligations.

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

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended
	August 31,
	2024	2023
Net income (loss) attributable to Class A and Common Stockholders	$(62.5)	$(74.2)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	28.3	31.6
Dilutive effect of Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	28.3	31.6
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(2.21)	$(2.35)
Diluted	$(2.21)	$(2.35)
Anti-dilutive shares pursuant to stock-based compensation plans	1.7	0.7
* The Company experienced a net loss for all periods presented and therefore did not report any dilutive share impact

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2024	August 31, 2023
Options outstanding pursuant to stock-based compensation plans (in millions)	2.9	3.0

As of August 31, 2024, $81.6 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 12, "Treasury Stock", for a more complete description of the Company’s share buy-back program.

7. ACQUISITIONS

9 Story Acquisition

On June 20, 2024, the Company completed the acquisition of 100% of the economic interests in the form of non-voting shares and 25% of the voting shares of 9 Story Media Group Inc. ("9 Story"), a leading independent creator, producer and distributor of premium children’s content based in Toronto, Canada, with studios or

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
offices in New York, United States, Dublin, Ireland and Bali, Indonesia. The aggregate purchase price was $193.9, subject to further adjustment based on the final determination of purchase price adjustments, and was funded through borrowings under the U.S. credit agreement incurred during the first quarter of fiscal 2025. The acquisition of 9 Story further enhances the Company's development, production and licensing interests, expanding opportunities to leverage its brand and best-selling publishing and global children's franchises across print, screen and merchandising.

Pursuant to ASC Topic 810, Consolidation, 9 Story was determined to be a variable interest entity (VIE) and the Company was determined to be its primary beneficiary and therefore obtained control over 9 Story. Accordingly, 9 Story has been consolidated into the Company's financial results.

9 Story met the definition of a business pursuant to ASC 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on currently available information. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$17.5
Accounts receivable	15.9
Investment in film and television programs	42.9
Property, plant and equipment (1)	6.0
Operating lease right-of-use assets	5.8
Other Intangible assets:
Existing content/IP	16.0
Customer contracts/relationships	51.5
Tradenames	16.5
Internally developed software	1.3
Other assets (2)	35.9
Total assets acquired	209.3
Accounts payable	2.3
Other accrued expenses	16.4
Deferred revenue	10.9
Film related obligations	34.9
Operating lease liabilities	7.8
Other liabilities	13.2
Total liabilities assumed	85.5
Preliminary fair value of net assets acquired	123.8
Goodwill	70.1
Preliminary purchase price consideration	$193.9
(1) Includes a preliminary step-up adjustment of $1.8.
(2) Includes $31.9 of receivables related to government tax incentives.

The intangible assets acquired include intellectual property related to 9 Story's existing and recognized program titles, customer contracts/relationships related to licensing, distribution and service arrangements, the trade names associated with 9 Story and Brown Bag Films, its animation studio, and internally developed software. The intellectual property and customer contracts/relationships were valued using the multi-period excess earnings valuation method and are being amortized over 10 years, with the exception of contracts/relationships for service arrangements which are being amortized over 5 years. The trade names were valued using the relief-from-royalty valuation method and are being amortized over 10 years. The internally developed software was valued using the replacement cost method and is being amortized over 3 years. The Company classified these fair value measurements as Level 3 due to the significant unobservable inputs used in the analyses, such as internally-developed discounted cash flow forecasts. The difference between the purchase price over the net identifiable tangible and intangible assets acquired was allocated to goodwill, which is not deductible for tax purposes. The goodwill balance is primarily attributable to the expected synergies from the business

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
combination and acquired workforce. The goodwill and intangible assets acquired were allocated to the Entertainment segment.

The financial results of 9 Story, since the date of acquisition, were included in the Company's Condensed Consolidated Financial Statements as of August 31, 2024. 9 Story contributed total revenue of $16.0 and net income of $0.1 from the date of acquisition on June 20, 2024 through August 31, 2024. The operations of 9 Story are reported in the Entertainment segment.

The following table summarizes the unaudited pro-forma consolidated results of operations for the three months ended August 31, 2024 and 2023 as if the acquisition had occurred on June 1, 2023, the beginning of fiscal 2024:

	Three months ended
	August 31,
	2024	2023
Revenues	$242.9	$248.3
Net income (loss)	(64.3)	(78.9)

The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and 9 Story and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of fiscal 2024 and are not indicative of the future operating results of the combined entities. The financial information for 9 Story prior to the acquisition includes certain adjustments to 9 Story's historical consolidated financial statements to align with U.S. GAAP and the Company's accounting policies. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired, fair value adjustments relating to leases and fixed assets, and the related tax effects assuming that the business combination occurred on June 1, 2023.

The Company incurred acquisition‑related costs of $1.7 which were included in Selling, general and administrative costs in the Condensed Consolidated Statement of Operations for the three months ended August 31, 2024.

Purchase of Noncontrolling Interest

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

The following table summarizes the activity in Goodwill for the periods indicated:

	August 31, 2024	May 31, 2024	August 31, 2023
Gross beginning balance	$172.4	$172.3	$172.3
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$132.8	$132.7	$132.7
Additions	70.1	—	—
Foreign currency translation	1.5	0.1	0.1
Ending balance	$204.4	$132.8	$132.8

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
In fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $70.1 of Goodwill included in the Entertainment segment. Refer to Note 7, "Acquisitions", for further details regarding the acquisition.

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in Other intangible assets for the periods indicated:

	August 31, 2024	May 31, 2024	August 31, 2023
Beginning balance - Other intangibles subject to amortization	$8.2	$7.8	$7.8
Additions	85.3	6.0	—
Amortization expense	(2.4)	(2.6)	(0.5)
Foreign currency translation	1.5	0.1	0.0
Impairments	—	(3.1)	—
Total other intangibles subject to amortization, net of accumulated amortization of $41.5, $39.1 and $37.0, respectively	$92.6	$8.2	$7.3
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangible assets, net	$94.7	$10.3	$9.4

In fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $85.3 of amortizable intangible assets. Refer to Note 7, "Acquisitions", for further details regarding the acquisition.

In fiscal 2024, the Company acquired certain amortizable intangible assets related to educational programs for $5.8 and certain amortizable intangible assets of a U.S.- based children's book publishing business for $0.2. These intangible assets are amortized over the estimated useful life of 8 years and 5 years, respectively.

In fiscal 2023, the Company acquired Learning Ovations, Inc., a U.S.-based education technology business, which resulted in the recognition of $4.1 of amortizable intangible assets. During fiscal 2024, the Company assessed the recoverability of these assets as impacted by the shift to the science of reading based approach to literacy instruction within the education market. An asset impairment of $3.1 was recognized in fiscal 2024.

Other intangible assets with indefinite lives consist principally of trademark and tradename rights. Other intangible assets with definite lives consist principally of customer lists, customer contracts/relationships, intellectual property, tradenames and internally developed software. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 9.0 years.

There were no impairment charges related to Other intangible assets in the three months ended August 31, 2024 and August 31, 2023.

9. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2024	May 31, 2024	August 31, 2023	Segment
Equity method investments	$32.5	$31.5	$32.3	International
Other equity investments	7.0	6.0	6.0	Entertainment
Total Investments	$39.5	$37.5	$38.3

The Company’s 26.2% equity interest in a children’s book publishing business located in the UK is accounted for using the equity method of accounting. Equity method income from this investment is reported in the International segment.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The Company has a 4.6% ownership interest in a financing and production company that makes film, television, and digital programming designed for the youth market. This equity investment does not have a readily determinable fair value and the Company has elected to apply the measurement alternative and report the investment at cost, less impairment on the Company's Condensed Consolidated Balance Sheets. There have been no impairments or adjustments to the carrying value of the investment. This investment is included in the Entertainment segment.

The Company acquired investments of $1.0 as part of the 9 Story acquisition which are included in the Entertainment segment. Included in these acquired investments, the Company acquired a 50% ownership interest in certain animated television production companies. These joint venture investments are accounted for using the equity method of accounting. The Company also acquired a 12% ownership interest in a children's book publishing business located in the UK. This investment is accounted for at cost, less impairment on the Company's Condensed Consolidated Balance Sheets. There have been no impairments or adjustment to the carrying value of the investment.

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $0.2 and $0.2 for the three months ended August 31, 2024 and August 31, 2023, respectively.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	August 31,		August 31,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Interest cost	$0.4	$0.4	$0.1	$0.1
Expected return on assets	(0.3)	(0.3)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.2)	(0.2)
Amortization of net actuarial (gain) loss	0.3	0.3	0.0	—
Total	$0.4	$0.4	$(0.1)	$(0.1)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the three months ended August 31, 2024, the Company contributed $0.3 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.3 to the UK Pension Plan for the fiscal year ending May 31, 2025.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31,
	2024	2023
Stock option expense	$0.6	$0.6
Restricted stock unit expense	1.5	1.5
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.1	0.2
Total stock-based compensation expense	$2.2	$2.3

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended
	August 31,
	2024	2023
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.1

12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

The table below represents the Board authorization at the dates indicated:

Authorization	Amount
December 2023	66.2
March 2024	54.6
Total current Board authorizations	$120.8
Less repurchases made under these authorizations	(39.2)
Remaining Board authorization at August 31, 2024	$81.6

Remaining Board authorization at August 31, 2024 represents the amount remaining under the Board authorization for Common share repurchases announced on December 13, 2023 and the additional $54.6 Board authorization for Common share repurchases announced on March 20, 2024, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions.

Repurchases of the Company's Common Stock were $5.0 during the three months ended August 31, 2024. The Company's repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended August 31, 2024
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2024	$(46.9)	$(5.6)	$(52.5)
Other comprehensive income (loss) before reclassifications	8.2	—	8.2
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	8.2	0.2	8.4
Ending balance at August 31, 2024	$(38.7)	$(5.4)	$(44.1)

	Three months ended August 31, 2023
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2023	$(50.0)	$(5.8)	$(55.8)
Other comprehensive income (loss) before reclassifications	1.8	—	1.8
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	1.8	0.2	2.0
Ending balance at August 31, 2023	$(48.2)	$(5.6)	$(53.8)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Condensed Consolidated Statements of Operations line item
	August 31,	August 31,
	2024	2023
Employee benefit plans:
Amortization of net actuarial loss	$0.3	$0.3	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.2)	(0.2)	Other components of net periodic benefit (cost)
Less: Tax effect	0.1	0.1	Provision (benefit) for income taxes
Total cost, net of tax	$0.2	$0.2

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

The Company’s financial assets and liabilities measured at fair value consisted of cash and cash equivalents, debt and foreign currency forward contracts. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The Company employs Level 2 fair value measurements for the disclosure of the fair value of its various lines of credit and long term debt. The fair value of the Company's debt, including film related obligations, approximates the carrying value for all periods presented. The fair values of foreign currency forward contracts, used by the Company to manage the impact of foreign exchange rate changes, are based on quotations from financial institutions, a Level 2 fair value measure.

Non-financial assets for which the Company employs fair value measures on a non-recurring basis include:
•Long-lived assets, including held for sale
•Operating lease right-of-use (ROU) assets
•Investments
•Assets and liabilities acquired in a business combination
•Impairment assessment of goodwill and other intangible assets

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets. For the fair value measurements employed by the Company for certain property, plant and equipment, investments, prepublication assets and investment in film and television programs, the Company assessed future expected cash flows attributable to these assets. See Note 9, "Investments", for a more detailed description of the fair value measurements employed. See Note 7, "Acquisitions", for a more detailed description of the assets acquired and fair value measurements employed related to the 9 Story acquisition.

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

The Company's interim effective tax rate, inclusive of discrete items, for the three month period ended August 31, 2024 was 31.9%, compared to 24.3%, for the prior fiscal year period. The interim effective tax rate for the three months ended August 31, 2024 varies from the statutory rate primarily due to expected state and local income tax and non-deductible compensation for covered executive employees.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The fiscal 2021 through 2024 tax years remain subject to audit.

The Organization for Economic Cooperation and Development (“OECD”) has implemented the global minimum tax rate of at least 15% for large multinational companies as of 2024 (“Pillar Two”). Under Pillar Two, a top-up tax will be required for any jurisdiction who has enacted Pillar Two and whose effective tax rate falls below the 15% global minimum rate. Additionally, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Under the safe harbor, companies would be excluded from Pillar Two requirements provided certain criteria are met. The enactment of Pillar Two legislation does not have a material effect on the Company’s financial position. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as appropriate.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts were $22.8 as of August 31, 2024 and August 31, 2023. A net unrealized loss of $0.3 and a net unrealized gain of $0.4 was recognized for the three months ended August 31, 2024 and August 31, 2023, respectively.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	August 31, 2024	May 31, 2024	August 31, 2023
Accrued payroll, payroll taxes and benefits	$30.5	$32.9	$34.5
Accrued bonus and commissions	13.0	21.6	13.0
Returns liability	30.7	33.1	33.1
Accrued other taxes	13.6	23.0	16.0
Accrued advertising and promotions	7.3	5.7	8.5
Other accrued expenses	44.0	40.0	40.8
Total accrued expenses	$139.1	$156.3	$145.9

18. SUBSEQUENT EVENTS

On September 18, 2024, the Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2025. The dividend is payable on December 16, 2024 to shareholders of record as of the close of business on October 31, 2024.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the first quarter ended August 31, 2024 were $237.2 million, compared to $228.5 million in the prior fiscal year quarter, an increase of $8.7 million or 4%. The Company reported net loss per diluted share of Class A and Common Stock of $2.21 in the first quarter of fiscal 2024, compared to a net loss per diluted share of $2.35 in the prior fiscal year quarter.

First quarter results reflect the addition of 9 Story to the newly formed Entertainment segment, driving an overall increase in revenues. Within the Children's Book Publishing and Distribution segment, revenues increased on higher foreign rights sales, partly offset by lower frontlist sales compared to the prior year period when the Company released the paperback edition of the fourth book in the Hunger Games series, The Ballad of Songbirds and Snakes. Fiscal 2025 revenues are expected to benefit from new releases in the second half of the fiscal year, including the newest book in Dav Pilkey’s Dog Man® series and the fifth book in Suzanne Collins’ Hunger Games series, Sunrise on the Reaping. Within Education Solutions, school districts continued to focus on adopting and implementing new core programs, driving lower sales of supplemental curriculum products, partly offset by increased sales to state-sponsored partners driven by the growing number of kids participating in these programs. Internationally, revenues were comparable to the prior year period as increased backlist sales in the U.K., were offset by revenue declines in Canada and the export channel.

In fiscal 2025, the Company remains focused on expanding the reach and impact of its book fairs and book clubs, while innovating how it serves its school partners. Within Education Solutions, the Company continues to develop new structured literacy programs and supplemental products for schools, which are expected to launch next summer. The Company also continues to focus on advancing its strategy as a global children’s media and content company with the integration of 9 Story and growing its slate of media properties in development and production.

Results of Operations

Consolidated

Revenues for the quarter ended August 31, 2024 increased by $8.7 million to $237.2 million, compared to $228.5 million in the prior fiscal year quarter. The increase in consolidated revenues was driven by the newly formed Entertainment segment, with revenues of $16.6 million, primarily reflecting the acquisition of 9 Story, which closed in June. The Children's Book Publishing and Distribution segment revenues increased by $3.0 million, primarily driven by increased foreign rights sales within the trade channel. In the Education Solutions segment, revenues decreased by $10.3 million primarily due to the continued decline in spending on supplemental materials, partially offset by increased revenues from sponsored programs. In local currency, the International segment revenues decreased by $0.2 million, primarily reflecting lower sales in Canada and export which offset higher revenues from the UK trade channel. International segment revenues were also impacted by unfavorable foreign exchange of $0.2 million in the quarter ended August 31, 2024.

Components of Cost of goods sold for the three months ended August 31, 2024 and August 31, 2023 are as follows:

	Three months ended
	August 31, 2024		August 31, 2023
($ amounts in millions)		% of Revenue		% of Revenue
Product, service and production costs and inventory reserves	$74.2	31.3%	$72.8	31.8%
Royalty costs	22.0	9.3%	23.5	10.3%
Prepublication and production amortization	6.7	2.8%	7.0	3.1%
Postage, freight, shipping, fulfillment and other	25.4	10.7%	26.7	11.7%
Total	$128.3	54.1%	$130.0	56.9%

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Cost of goods sold for the quarter ended August 31, 2024 was $128.3 million, or 54.1% of revenues, compared to $130.0 million, or 56.9% of revenues, in the prior fiscal year quarter. Cost of goods sold benefited from favorable product mix in the U.S. trade channel which resulted in lower product costs, in addition to lower outbound freight and fulfillment costs, primarily in the U.S. book fairs channel, and lower royalty costs within Education Solutions. This was partially offset by higher product costs associated with the mix of products sold in Education Solutions relating to community facing programs and summer reading products, coupled with the addition of production costs as a result of the 9 Story acquisition.

Selling, general and administrative expenses for the quarter ended August 31, 2024 decreased to $182.1 million, compared to $184.2 million in the prior fiscal year quarter. The $2.1 million decrease was primarily attributable to lower commission, external labor and marketing expenses in Education Solutions, coupled with lower severance expense from the Company's cost-saving initiatives. This was partially offset by higher operating expenses from the addition of 9 Story and higher labor costs in the U.S. book fairs channel due to inflationary pressures, as well as to support the expected volume of fairs for the fall season.

Depreciation and amortization expenses for the quarter ended August 31, 2024 were $15.3 million compared to $13.4 million in the prior fiscal year quarter. The increase in Depreciation and amortization was primarily due to amortization expense on the intangible assets acquired as a result of the 9 Story acquisition. The Company continues to shift spending to cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses rather than Depreciation and amortization. Amortization related to cloud computing arrangements for the quarter ended August 31, 2024 increased by $0.6 million compared to the prior fiscal year quarter as a result of assets placed into service during fiscal 2024.

Interest expense for the quarter ended August 31, 2024 was $3.8 million compared to $0.3 million in the prior fiscal year quarter. The $3.5 million increase in interest expense was due to borrowings under the U.S. credit agreement incurred during the first quarter of fiscal 2025 to fund the 9 Story acquisition. Interest expense is expected to increase by a similar amount each quarter for the remainder of the fiscal year. Interest income for the quarter ended August 31, 2024 was $0.8 million compared to $1.7 million in the prior fiscal year quarter. The $0.9 million decrease was attributable to lower average short term investment balances in the quarter ended August 31, 2024. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

The Company's interim effective tax rate, inclusive of discrete items, for the quarter ended August 31, 2024 was 31.9%, compared to 24.3% for the prior fiscal year period. The interim effective tax rate for the three months ended August 31, 2024 varies from the statutory rate primarily due to expected state and local income tax and non-deductible compensation for covered executive employees.

Net loss attributable to Scholastic Corporation for the quarter ended August 31, 2024 improved by $11.7 million to a loss of $62.5 million, compared to a loss of $74.2 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $2.21 for the fiscal quarter ended August 31, 2024, compared to $2.35 in the prior fiscal year quarter.

Children’s Book Publishing and Distribution

	Three months ended August 31,
			$	%
($ amounts in millions)	2024	2023	Change	Change
Revenues	$105.4	$102.4	$3.0	2.9%
Cost of goods sold	58.9	63.3	(4.4)	(7.0)%
Other operating expenses (1)	83.1	80.1	3.0	3.7%
Operating income (loss)	$(36.6)	$(41.0)	$4.4	10.7%
Operating margin	NM	NM
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended August 31, 2024 increased by $3.0 million to $105.4 million, compared to $102.4 million in the prior fiscal year quarter. Revenues from school reading events increased $1.6 million, primarily within the book fairs channel. Revenues from school reading events are generally not significant in the first fiscal

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
quarter as most schools are not in session. Trade channel revenues increased $1.4 million reflecting increased foreign rights sales, offset by lower sales of frontlist titles as the retail bookselling market for juvenile titles was down slightly year-over-year and the prior year period benefited from the release of the paperback edition of The Ballad of Songbirds and Snakes ahead of the title’s movie release last fall. New releases in the quarter ended August 31, 2024 included the paperback release of J.K. Rowling's The Christmas Pig, The Baby-Sitter's Club #16: Kristy and the Walking Disaster, The Bad Guys #19: The Bad Guys in the Serpent and the Beast, Unico: Awakening (Volume 1): An Original Manga, and When We Flew Away by NYT bestselling author Alice Hoffman.

Cost of goods sold for the quarter ended August 31, 2024 was $58.9 million, or 55.9% of revenues, compared to $63.3 million, or 61.8% of revenues, in the prior fiscal year quarter. Cost of goods sold benefited from the mix of product sold in the trade channel in the quarter ended August 31, 2024, which included higher foreign rights sales, as compared to the prior fiscal year quarter, resulting in lower product costs. In addition, the segment benefited from lower outbound freight and fulfillment costs, primarily in the book fairs channel, coupled with lower print costs.

Other operating expenses for the quarter ended August 31, 2024 were $83.1 million, compared to $80.1 million in the prior fiscal year quarter. Other operating expenses increased $3.0 million primarily driven by higher labor costs in the U.S. book fairs channel due to inflationary pressures and to support the expected volume of fairs for the fall season.

Segment operating loss for the quarter ended August 31, 2024 was $36.6 million, compared to $41.0 million in the prior fiscal year quarter. The $4.4 million improvement was primarily attributable to the increased foreign rights sales, which have a higher profit margin than traditional trade sales.

Education Solutions

	Three months ended August 31,
			$	%
($ amounts in millions)	2024	2023	Change	Change
Revenues	$55.7	$66.0	$(10.3)	(15.6)%
Cost of goods sold	27.4	32.6	(5.2)	(16.0)%
Other operating expenses (1)	45.3	52.1	(6.8)	(13.1)%
Operating income (loss)	$(17.0)	$(18.7)	$1.7	9.1%
Operating margin	NM	NM
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended August 31, 2024 decreased by $10.3 million to $55.7 million, compared to $66.0 million in the prior fiscal year quarter. The decrease in segment revenues was primarily driven by the continued impact of market conditions as school districts focus on adopting and implementing new core programs and spending on materials not aligned with Science of Reading based approaches to literacy continued to decline, in addition to the timing of sales from literacy initiatives. Partially offsetting the decline, the segment benefited from increased revenues from state-sponsored partners, driven by the growing number of kids participating in these programs, and increased sales from the Company’s Rising Voices Library® offering.

Cost of goods sold for the quarter ended August 31, 2024 was $27.4 million, or 49.2% of revenues, compared to $32.6 million, or 49.4% of revenues, in the prior fiscal year quarter. Cost of goods sold benefited from lower prepublication amortization as a result of the impairment of certain education products in fiscal 2024 and lower royalty costs driven by product mix. This was partially offset by higher product costs associated with the mix of products sold during the period ended August 31, 2024, primarily related to community facing programs and summer reading products.

Other operating expenses for the quarter ended August 31, 2024 were $45.3 million, compared to $52.1 million in the prior fiscal year quarter, resulting in a decrease of $6.8 million. The decrease in Other operating expenses was primarily attributable to lower commission expense driven by the lower revenues, lower external labor costs as a result of the timing of work on new product launches and lower marketing expenses due to the timing of mailings for the magazines business.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Segment operating loss for the quarter ended August 31, 2024 was $17.0 million, compared to $18.7 million in the prior fiscal year quarter. The $1.7 million improvement was primarily driven by the increased sales from sponsored programs as increases in participation have a significant impact on profitability, as well as lower expenses driven by lower prepublication amortization, lower external labor costs and the timing of marketing mailings for the magazine business.

Entertainment

	Three months ended August 31,
			$	%
($ amounts in millions)	2024	2023	Change	Change
Revenues	$16.6	$0.4	$16.2	NM
Cost of goods sold	8.3	0.0	8.3	NM
Other operating expenses (1)	8.8	0.9	7.9	NM
Operating income (loss)	$(0.5)	$(0.5)	$—	—%
Operating margin	NM	NM
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
NM Not meaningful

The Entertainment segment includes the operations of 9 Story Media Group Inc. ("9 Story") and Scholastic Entertainment Inc. ("SEI"). SEI was reported in the Children's Book Publishing and Distribution segment in prior periods. The financial results for SEI for the three months ended August 31, 2023 have been reclassified to Entertainment to reflect this change. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements" for further details regarding the acquisition of 9 Story.

Revenues for the quarter ended August 31, 2024 were $16.6 million, compared to $0.4 million in the prior fiscal year quarter. The $16.2 million increase reflected the addition of 9 Story from the date of acquisition on June 20, 2024 through August 31, 2024 in which a majority of the revenues were driven by production revenue related to episodic deliveries, production services provided to third parties and, to a lesser extent, revenues from royalties and distribution.

Cost of goods sold for the quarter ended August 31, 2024 was $8.3 million, or 50.0% of revenues. Cost of goods sold primarily consists of production costs and amortization, participation expenses and interest on film related obligations.

Other operating expenses for the quarter ended August 31, 2024 were $8.8 million, which included $1.7 million of transaction costs related to the 9 Story acquisition.

Segment operating loss for the quarter ended August 31, 2024 was $0.5 million.

International

	Three months ended August 31,
			$	%
($ amounts in millions)	2024	2023	Change	Change
Revenues	$56.8	$57.2	$(0.4)	(0.7)%
Cost of goods sold	35.3	35.9	(0.6)	(1.7)%
Other operating expenses (1)	29.8	29.5	0.3	1.0%
Operating income (loss)	$(8.3)	$(8.2)	$(0.1)	(1.2)%
Operating margin	NM	NM
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended August 31, 2024 decreased by $0.4 million to $56.8 million, compared to $57.2 million in the prior fiscal year quarter. Local currency revenues across the Company's ongoing foreign operations decreased by $0.2 million, excluding unfavorable foreign exchange impact of $0.2 million. In the U.K., local currency revenues increased $1.1 million, primarily driven by the trade channel which benefited from

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
higher sales from backlist titles within the Dog Man and Hunger Games series. In Canada, local currency revenues decreased $0.5 million primarily driven by lower education channel sales due, in part, to lower school funding, coupled with lower sales from the book fairs channel. In Australia and New Zealand, local currency revenues decreased $0.2 million, driven by lower sales in New Zealand, primarily in the book clubs channel due to lower revenue per order and the timing of certain education orders, partially offset by higher revenues in Australia, primarily driven by increased sales from the book fairs and trade channels. Local currency revenues in Asia decreased $0.2 million primarily due to lower sales from the trade and education channels, partially offset by growth in India within the trade channel. Export channel sales also decreased $0.4 million as compared to the prior fiscal year quarter due to the timing of orders.

Cost of goods sold for the quarter ended August 31, 2024 was $35.3 million, or 62.1% of revenues, which was comparable to $35.9 million, or 62.8% of revenues, in the prior fiscal year quarter.

Other operating expenses for the quarter ended August 31, 2024 were $29.8 million, compared to $29.5 million in the prior fiscal year quarter. The Company benefited from lower employee related expenses as the prior fiscal year quarter included $1.2 million of severance expense related to reorganization efforts within the book clubs channel in Canada, which was offset by higher general overhead costs in the quarter ended August 31, 2024.

Segment operating loss for the quarter ended August 31, 2024 was $8.3 million, which was comparable to $8.2 million in the prior fiscal year quarter.

Overhead

Unallocated overhead expense for the quarter ended August 31, 2024 decreased by $4.6 million to $26.1 million, from $30.7 million in the prior year quarter. The decrease was primarily attributable to lower severance expense from the Company's cost-saving initiatives in respect to which the Company incurred $1.2 million in the quarter ended August 31, 2024 compared to $5.1 million in the prior fiscal year quarter. In addition, revenue from rental income increased $0.2 million to $2.7 million for the quarter ended August 31, 2024, compared to $2.5 million in the prior fiscal year quarter, driven by a new tenant leasing space in the Company's headquarters.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the fourth quarter. Trade channel and Entertainment segment revenues can vary throughout the year due to the timing of published titles' release dates and program production deliveries and distribution license period start dates.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Liquidity and Capital Resources

Cash used by operating activities was $41.9 million for the three months ended August 31, 2024, compared to cash used by operating activities of $38.1 million for the prior fiscal year period, representing an increase in cash used by operating activities of $3.8 million. The increase in cash used was primarily driven by lower customer remittances on receivable balances in the quarter ended August 31, 2024, substantially offset by lower severance payments and lower spending in Education Solutions related to commissions and external labor costs.

Cash used in investing activities was $200.8 million for the three months ended August 31, 2024, compared to cash used in investing activities of $21.8 million in the prior fiscal year period, representing an increase in cash used in investing activities of $179.0 million. The increase in cash used was primarily due to the 9 Story acquisition for $176.4 million, net of cash acquired, during the three months ended August 31, 2024. In addition, the Company incurred higher capital expenditures of $5.7 million primarily related to spending on a new literacy platform within Education Solutions and expanding the available rental space in its headquarters.

Cash provided by financing activities was $211.9 million for the three months ended August 31, 2024, compared to cash used in financing activities of $39.3 million for the prior fiscal year period, representing an increase in cash provided by financing activities of $251.2 million. The increase in cash provided was primarily attributable to borrowings of $225 million under the U.S. credit agreement incurred during the three months ended August 31, 2024 to fund the 9 Story acquisition. In addition, the Company repurchased common stock of $5.0 million, compared to repurchases of $35.9 million in the prior fiscal year quarter, and paid lower dividends of $0.8 million, partially offset by $2.4 million of net repayments of film related obligations in the three months ended August 31, 2024.

Cash Position

The Company’s cash and cash equivalents totaled $84.1 million at August 31, 2024, $113.7 million at May 31, 2024 and $125.8 million at August 31, 2023. Cash and cash equivalents held by the Company’s U.S. operations totaled $30.4 million at August 31, 2024, $54.9 million at May 31, 2024 and $90.1 million at August 31, 2023. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. Under the Company's open-market buy-back program, $81.6 million remained available for future purchases of common shares as of August 31, 2024.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of August 31, 2024, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $84.1 million, cash from operations and the Company's U.S. credit agreement. The Company is currently in the process of amending its U.S. credit agreement, increasing the borrowing capacity from $300 million to $400 million and extending the term an additional 5 years. The Company expects the U.S. credit agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. credit agreement, less commitments of $0.4 million, has $74.6 million of availability. Additionally, the Company has short-term credit facilities of $24.0 million, less current borrowings of $6.1 million and commitments of $3.6 million, resulting in $14.3 million of current availability under these facilities at August 31, 2024. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Financing

The Company is party to the U.S. credit agreement and certain credit lines with various banks, including those related to film related obligations, as described in Note 4 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had $225.0 million in outstanding borrowings under the U.S. credit agreement as of August 31, 2024.

New Accounting Pronouncements

Reference is made to Note 1 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects and strategic plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general operating costs, including transportation and labor costs and the extent such costs are impacted by inflationary pressures, manufacturing costs, medical costs, potential cost savings, tax incentives, merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties, which may have an impact on the Company's operations and could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and this Quarterly Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2024. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of August 31, 2024:

($ amounts in millions)	Fiscal Year Maturity
	2025 (1)	2026	2027	2028	2029	Thereafter	Total	Fair Value at 08/31/2024
Debt Obligations
Lines of credit and current portion of long-term debt	$6.1	$—	$—	$—	$—	$—	$6.1	$6.1
Average interest rate	4.3%	—	—	—	—	—
Long-term debt	$—	$—	$225.0	$—	$—	$—	$225.0	$225.0
Average interest rate	—		6.8%	—	—	—
Film related obligations	$7.9	$18.4	$7.8	$—	$—	$—	$34.1	$34.1
Average interest rate	6.9%	8.3%	7.5%	—	—	—
(1) Fiscal 2025 includes the remaining nine months of the current fiscal year ending May 31, 2025.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2024, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 1. Business

In Item 1 (Business) in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024, the Company included a description of its business activities. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q there have been no material changes to the business described in the Company’s Annual Report for the fiscal year ended May 31, 2024.

The Company categorizes its businesses into four reportable segments: Children's Book Publishing and Distribution, Education Solutions, International and the newly formed Entertainment segment. The Entertainment segment includes the operations of 9 Story Media Group Inc. ("9 Story"), and Scholastic Entertainment Inc. ("SEI"). SEI was reported in the Children's Book Publishing and Distribution segment in prior periods. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements" for further details regarding the acquisition of 9 Story. There have been no other changes to the Company's segments. A description of the Entertainment segment is below.

ENTERTAINMENT

The Entertainment segment includes the development, production, distribution and licensing of kids and family film and television content. This segment creates, develops, and produces award-winning branded properties using licensed IP through its creative affairs group. The Company has an in-house animation studio, Brown Bag Films, which is recognized for producing high-quality and popular programs such as “Doc McStuffins®,” “Daniel Tiger’s Neighborhood®,” “Octonauts®,” “Wild Kratts®,” "Blue's Clue's & You!®," and “The Magic School Bus Rides Again".

This segment is also responsible for exploiting the Company's film and television assets, which include a large television programming library based on the Company's intellectual property (IP) as well as third party programs. The Company distributes its animated and, to a lesser extent, live-action programming through various domestic and international channels, including subscription video on demand (SVOD), linear TV (traditional broadcast) and advertising-based video on demand (AVOD) including YouTube.

The Company has a consumer products division which builds global entertainment brands for kids, with expertise across creative, brand marketing, licensing and merchandising, working closely with television and digital distribution teams, as well as third party IP owners, licensees and retailers to ensure coordinated and strategic brand management.

SCHOLASTIC CORPORATION
Item 1a. Risk Factors

In Item 1A (Risk Factors) in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024, the Company described material risk factors which could affect its business. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q there have been no material changes to the risk factors described in the Company’s Annual Report for the fiscal year ended May 31, 2024. Any of the risks identified in such Annual Report, in this Quarterly Report on Form 10-Q or in other reports the Company files with the SEC, and other risks the Company has not anticipated or discussed, could have a material adverse impact on the Company’s business, financial condition or results of operations.

Changes in tax laws or a change in tax status may result in a loss of government tax credits in the Company's entertainment business.

The Company, through its economic control of 9 Story Media Group. ("9 Story"), presently benefits from significant Canadian government tax credits at both the federal and provincial level. The Company's entertainment business finances a significant portion of its production budgets from such government tax credits and certain anticipated government tax credits are used as collateral for the production loans. Pursuant to an opinion issued by the Minister of Canadian Heritage with respect to the Company’s investment in 9 Story, the Company anticipates that 9 Story will continue to be eligible for such tax credits. The Company could lose its Canadian government tax credits and incentives if the Canadian regulated business into which the Company has invested (9 Story) ceases to be controlled by Canadian nationals. In order to preserve the benefits, the Company's voting equity ownership of 9 Story is limited to 25% of the total voting equity shares outstanding. Further, 9 Story’s business is managed by a board of directors, a majority of whose members are Canadian nationals who are not otherwise affiliated with the Company, consistent with the Company’s representations to the Canadian Ministry of Heritage. There can be no assurance that the individual tax incentive programs currently available to the Company will not be reduced, amended, or eliminated or that the Company or any specific production will continue to qualify for them, any of which may have an adverse effect on the Company’s entertainment business, results of operations, or financial condition.

The Company's entertainment business depends on key relationships with buyers of film and television content and uncertainty with buyers or changes in demand for film and television content may impact the financial performance of the entertainment business.

The media and content industry in which the Company's entertainment business operates is rapidly evolving, including the market and demand for film and television content, with the entrance of new major streaming platforms and consolidation of traditional platforms, as well as the changing viewing habits of children and youth. While the Company believes that the demand for high-quality content will continue, industry trends may continue to change and the Company's entertainment business may be adversely affected by such changing industry trends, including potential impacts of mergers and acquisitions in the industry. There can be no certainty that demand for content will be sustained over the long term, that consumers will have an appetite for the programming produced by the Company's entertainment business or that the Company will be able to identify and be responsive to new content trends.

The Company may not be able to sustain, manage or effectively execute on its strategy with respect to its acquisition of 9 Story, which may impact the Company's financial performance.

The expected financial benefits of the Company's acquisition of 9 Story depend, among other things, on its ability to realize synergies with 9 Story and develop new programming utilizing Scholastic's current and future IP that achieves market and audience acceptance. If the Company is unable to do this, the Company's business, financial condition, and performance could be materially and adversely affected.

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended August 31, 2024:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
June 1 through June 30, 2024	—	—	—	$86.6
July 1 through July 31, 2024	63,835	31.31	63,835	84.6
August 1 through August 31, 2024	99,359	30.48	99,359	81.6
Total	163,194		163,194	$81.6

(i) Represents the amount remaining at August 31, 2024 under the Board authorization for Common share repurchases announced on December 13, 2023 and the additional $54.6 Board authorization for Common share repurchases announced on March 20, 2024, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 12 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations.

SCHOLASTIC CORPORATION
Item 5. Other Information

During the three months ended August 31, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

21	Subsidiaries of the Corporation, as of August 31, 2024.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2024 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED August 31, 2024
Exhibits Index

Exhibit Number	Description of Document

21	Subsidiaries of the Corporation, as of August 31, 2024.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2024 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: September 27, 2024	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: September 27, 2024	By:	/s/ Haji L. Glover

Haji L. Glover
Executive Vice President and Chief Financial Officer (Principal Financial Officer)