Form 10-K/A
period 2024-05-31
SCHOLASTIC CORP
filed 2024-09-30
CIK 866729

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form
10-K /A

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
12b-2
of the Exchange Act.

Large, accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
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
Documents Incorporated By Refere
nc
e
Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders held on September 18, 2024.

EXPLANATORY NOTE
Scholastic Corporation (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend the Company’s Annual Report on Form
10-K
for the fiscal year ended May 31, 2024 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 19, 2024 (the “Original Filing Date”). The sole purpose of this Amendment is to supplement the Exhibits contained in Item 15(a)(3) of Part IV of the Original Filing to include Exhibit 19, Insider Trading Policy under Section 12 of the Securities Exchange Act of 1934, as amended, which was inadvertently omitted in the Original Filing.
This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.
Pursuant to Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been om itted.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

Item 15 is hereby supplemented to add Exhibit 19 Insider Trading Policy and to include two current dated certifications as Exhibits 31.3 and 31.4.

19	Insider Trading Policy.**

31.3	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.4	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Document *

101.DEF	XBRL Taxonomy Extension Definitions Document *

101.LAB	XBRL Taxonomy Extension Labels Document *

101.PRE	XBRL Taxonomy Extension Presentation Document *

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”
**	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2024	SCHOLASTIC CORPORATION

	By:	/s/ Peter Warwick
President and Chief Executive Officer

	By:	/s/ Haji L. Glover
Chief Financial Officer, Executive Vice President
(Principal financial officer)

	By:	/s/ Paul Hukkanen
Senior Vice President and Chief Accounting Officer
(Principal accounting officer)