Form 10-Q
period 2024-11-30
SCHOLASTIC CORP
filed 2024-12-20
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	November 30, 2024	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of November 30, 2024
Common Stock, $0.01 par value	27,273,046
Class A Stock, $0.01 par value	828,100

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED November 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Revenues	$544.6	$562.6	$781.8	$791.1
Operating costs and expenses:
Cost of goods sold	228.6	234.1	356.9	364.1
Selling, general and administrative expenses	224.9	213.1	407.0	397.3
Depreciation and amortization	16.3	14.1	31.6	27.5
Asset impairments and write downs	0.1	—	0.1	—
Total operating costs and expenses	469.9	461.3	795.6	788.9
Operating income (loss)	74.7	101.3	(13.8)	2.2
Interest income (expense), net	(4.4)	0.4	(7.4)	1.8
Other components of net periodic benefit (cost)	(0.3)	(0.2)	(0.6)	(0.5)
Earnings (loss) before income taxes	70.0	101.5	(21.8)	3.5
Provision (benefit) for income taxes	21.2	24.6	(8.1)	0.8
Net income (loss)	$48.8	$76.9	$(13.7)	$2.7
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$1.73	$2.51	$(0.48)	$0.09
Diluted	$1.71	$2.45	$(0.48)	$0.09
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Net income (loss)	$48.8	$76.9	$(13.7)	$2.7
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(11.9)	0.2	(3.7)	2.0
Pension and postretirement adjustments (net of tax)	0.2	0.1	0.4	0.3
Total other comprehensive income (loss), net	$(11.7)	$0.3	$(3.3)	$2.3
Comprehensive income (loss)	$37.1	$77.2	$(17.0)	$5.0
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2024	May 31, 2024	November 30, 2023
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$139.6	$113.7	$149.5
Accounts receivable, net	293.0	235.0	311.8
Inventories, net	282.0	264.2	302.3
Income tax receivable	26.0	15.2	11.6
Prepaid expenses and other current assets	70.9	48.8	65.4
Total current assets	811.5	676.9	840.6
Noncurrent Assets:
Property, plant and equipment, net	522.7	511.9	523.6
Prepublication costs, net	48.3	49.5	55.2
Investment in film and television programs, net	37.9	—	—
Operating lease right-of-use assets, net	100.4	99.1	97.3
Royalty advances, net	71.4	57.8	55.4
Goodwill	202.2	132.8	132.8
Other intangible assets, net	88.6	10.3	14.5
Noncurrent deferred income taxes	22.9	23.1	20.9
Other assets and deferred charges	130.9	109.8	93.2
Total noncurrent assets	1,225.3	994.3	992.9
Total assets	$2,036.8	$1,671.2	$1,833.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.2	$6.0	$6.3
Film related obligations	8.3	—	—
Accounts payable	157.2	138.5	159.5
Accrued royalties	67.3	48.5	57.5
Deferred revenue	225.0	161.1	225.0
Other accrued expenses	163.2	156.3	162.5
Accrued income taxes	2.6	1.9	2.5
Operating lease liabilities	26.0	22.4	23.4
Total current liabilities	655.8	534.7	636.7
Noncurrent Liabilities:
Long-term debt	250.0	—	—
Operating lease liabilities	85.6	89.2	84.1
Film related obligations	13.3	—	—
Other noncurrent liabilities	46.1	29.2	33.6
Total noncurrent liabilities	395.0	118.4	117.7
Commitments and Contingencies (see Note 5)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 3.2, 3.2, and 4.0 shares, respectively; Issued and Outstanding, 0.8, 0.8, and 1.7 shares, respectively	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 27.3, 27.4, and 28.2 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	603.5	604.6	630.8
Accumulated other comprehensive income (loss)	(55.8)	(52.5)	(53.5)
Retained earnings	998.7	1,023.7	1,026.0
Treasury stock, at cost: 15.6, 15.5 and 14.7 shares, respectively	(560.8)	(558.1)	(524.6)
Total stockholders’ equity	986.0	1,018.1	1,079.1
Total liabilities and stockholders’ equity	$2,036.8	$1,671.2	$1,833.5
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2023	1.7	$0.0	30.0	$0.4	$632.2	$(55.8)	$1,035.6	$(449.5)	$1,162.9	$1.6	$1,164.5
Net Income (loss)	—	—	—	—	—	—	(74.2)	—	(74.2)	—	(74.2)
Foreign currency translation adjustment	—	—	—	—	—	1.8	—	—	1.8	—	1.8
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.3	—	—	—	2.3	—	2.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Purchases of treasury stock at cost	—	—	(0.8)	—	—	—	—	(36.2)	(36.2)	—	(36.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.3)	—	—	5.9	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Other (noncontrolling interest)	—	—	—	—	(0.5)	—	—	—	(0.5)	(1.6)	(2.1)
Balance at August 31, 2023	1.7	$0.0	29.3	$0.4	$632.7	$(53.8)	$955.1	$(479.8)	$1,054.6	$—	$1,054.6
Net Income (loss)	—	—	—	—	—	—	76.9	—	76.9	—	76.9
Foreign currency translation adjustment	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	4.1	—	—	—	4.1	—	4.1
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.6	—	—	—	0.6	—	0.6
Purchases of treasury stock at cost	—	—	(1.4)	—	—	—	—	(52.3)	(52.3)	—	(52.3)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(6.6)	—	—	7.5	0.9	—	0.9
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Balance at November 30, 2023	1.7	$0.0	28.2	$0.4	$630.8	$(53.5)	$1,026.0	$(524.6)	$1,079.1	$—	$1,079.1

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2024	0.8	$0.0	27.4	$0.4	$604.6	$(52.5)	$1,023.7	$(558.1)	$1,018.1	$—	$1,018.1
Net Income (loss)	—	—	—	—	—	—	(62.5)	—	(62.5)	—	(62.5)
Foreign currency translation adjustment	—	—	—	—	—	8.2	—	—	8.2	—	8.2
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.2	—	—	—	2.2	—	2.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.1	—	—	—	0.1	—	0.1
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(5.0)	(5.0)	—	(5.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.6)	—	—	2.2	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.6)	—	(5.6)	—	(5.6)
Balance at August 31, 2024	0.8	$0.0	27.3	$0.4	$606.3	$(44.1)	$955.6	$(560.9)	$957.3	$—	$957.3
Net Income (loss)	—	—	—	—	—	—	48.8	—	48.8	—	48.8
Foreign currency translation adjustment	—	—	—	—	—	(11.9)	—	—	(11.9)	—	(11.9)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.1	—	—	—	2.1	—	2.1
Proceeds pursuant to stock-based compensation plans	—	—	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(5.0)	(5.0)	—	(5.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.4)	—	—	5.1	0.7	—	0.7
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.7)	—	(5.7)	—	(5.7)
Balance at November 30, 2024	0.8	$0.0	27.3	$0.4	$603.5	$(55.8)	$998.7	$(560.8)	$986.0	$—	$986.0
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30,	November 30,
	2024	2023
Cash flows - operating activities:
Net income (loss)	$(13.7)	$2.7
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	3.0	3.1
Provision for losses on inventory	9.6	11.8
Provision for losses on royalty advances	1.6	1.5
Amortization of prepublication costs	11.0	13.3
Amortization of production costs	6.4	—
Depreciation and amortization	37.9	32.1
Amortization of pension and postretirement plans	0.3	0.2
Deferred income taxes	0.2	0.3
Stock-based compensation	4.3	6.4
Income from equity-method investments	(0.8)	(0.3)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(46.3)	(36.3)
Inventories	(28.3)	21.2
Prepaid expenses and other current assets	(15.1)	(18.3)
Investment in film and television programs	(5.8)	—
Income tax receivable	(10.3)	(2.7)
Royalty advances	(15.4)	0.0
Accounts payable	16.6	(11.3)
Accrued income taxes	0.7	(10.8)
Accrued royalties	12.4	4.6
Deferred revenue	53.4	55.8
Other accrued expenses	(4.2)	(9.3)
Other, net	11.8	7.6
Net cash provided by (used in) operating activities	29.3	71.6
Cash flows - investing activities:
Prepublication expenditures	(10.1)	(11.7)
Additions to property, plant and equipment	(30.9)	(29.1)
Acquisitions, net of cash acquired	(176.2)	(6.2)
Purchase of noncontrolling interest	—	(2.1)
Net cash provided by (used in) investing activities	(217.2)	(49.1)
Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	251.5	27.1
Repayments of lines of credit, credit agreement and revolving loan	(1.3)	(26.8)
Borrowings under film related obligations	8.7	—
Repayments of film related obligations	(23.3)	—
Repayment of capital lease obligations	(0.9)	(1.2)
Reacquisition of common stock	(10.0)	(90.2)
Proceeds pursuant to stock-based compensation plans	1.1	6.1
Payment of dividends	(11.3)	(12.8)
Net cash provided by (used in) financing activities	214.5	(97.8)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.3
Net increase (decrease) in cash and cash equivalents	25.9	(75.0)
Cash and cash equivalents at beginning of period	113.7	224.5
Cash and cash equivalents at end of period	$139.6	$149.5
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

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the fourth quarter. Trade channel and Entertainment segment revenues can vary throughout the year due to the timing of published titles' release dates and program production deliveries and the start dates of distribution license agreements.

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
•Royalty advance reserves and royalty expense accruals
•Expected economic useful life of film and television program assets
•Impairment testing for goodwill, other intangibles and other long-lived assets and investments
•Assets and liabilities acquired in business combinations
•Variable consideration related to anticipated returns
•Allocation of transaction price to contractual performance obligations

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

In November 2024, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses." This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for the Company's fiscal year 2028, and interim periods starting in fiscal year 2029. Early adoption is permitted. The amendments in this ASU are to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)." The amendments in this update enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this ASU require more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU is effective for the Company's fiscal year 2026. Early adoption is permitted. The amendments are to be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the Company's fiscal year 2025, and interim periods starting in fiscal year 2026. Early adoption is permitted. The amendments in this ASU are to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended		Six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Book Clubs - U.S.	$33.2	$32.4	$35.9	$35.0
Book Fairs - U.S.	231.0	242.1	259.8	269.4
Trade - U.S. (1)	91.0	100.6	149.2	162.7
Trade - International (2)	11.8	17.3	27.5	27.7
Total Children's Book Publishing and Distribution	$367.0	$392.4	$472.4	$494.8

Education Solutions - U.S.	$71.2	$81.0	$126.9	$147.0
Total Education Solutions	$71.2	$81.0	$126.9	$147.0

Entertainment - U.S.	$1.3	$0.4	$2.9	$0.8
Entertainment - International (3)	15.5	—	30.5	—
Total Entertainment (1)	$16.8	$0.4	$33.4	$0.8

International - Major Markets (4)	$75.6	$75.4	$123.7	$123.2
International - Other Markets (5)	11.1	11.1	19.8	20.5
Total International	$86.7	$86.5	$143.5	$143.7

Overhead (6)	$2.9	$2.3	$5.6	$4.8
Total Overhead	$2.9	$2.3	$5.6	$4.8

Total	$544.6	$562.6	$781.8	$791.1
(1) The newly formed Entertainment segment includes the operations of SEI, which were included in the Children’s Book Publishing and Distribution segment in prior periods, and 9 Story. The financial results for SEI for the three and six months ended November 30, 2023 have been reclassified to Entertainment to reflect this change.
(2) Primarily includes foreign rights and certain product sales in the UK.
(3) Primarily includes production, distribution and licensing revenues in Canada, Ireland and Indonesia.
(4) Includes Canada, UK, Australia and New Zealand.
(5) Primarily includes markets in Asia.
(6) Overhead includes rental income related to leased space in the Company's headquarters.

Estimated Returns

A liability for expected returns of $34.8, $33.1, and $37.7 is recorded within Other accrued expenses as of November 30, 2024, May 31, 2024, and November 30, 2023, respectively. In addition, a return asset of $4.0, $4.2, and $5.4 is recorded within Prepaid expenses and other current assets as of November 30, 2024, May 31, 2024, and November 30, 2023, respectively, for the recoverable cost of product estimated to be returned by customers.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities as of the dates indicated:

	November 30, 2024	May 31, 2024	November 30, 2023
Book fairs incentive credits	$120.8	$114.2	$114.1
Magazines+ subscriptions	48.3	4.6	53.3
U.S. digital subscriptions	17.9	15.6	24.6
U.S. education-related (1)	9.5	10.1	10.6
Media-related	7.7	0.0	0.2
Stored value cards	21.0	16.7	24.1
Other (2)	5.7	6.4	7.6
Total contract liabilities	$230.9	$167.6	$234.5
(1) Primarily includes contract liabilities related to contracts with school districts and professional services.
(2) Primarily includes contract liabilities related to various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. Contract liabilities of $225.0, $161.1 and $225.0 as of November 30, 2024, May 31, 2024 and November 30, 2023, respectively, are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $5.9, $6.5 and $9.5 of contract liabilities as of November 30, 2024, May 31, 2024 and November 30, 2023, respectively, are recorded within Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheet as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $41.9 and $71.1 for the three and six months ended November 30, 2024, respectively, and $48.4 and $80.7 for the three and six months ended November 30, 2023, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2024	$14.9
Provision (benefit)	0.9
Write-offs and other	(0.4)
Balance as of August 31, 2024	$15.4
Provision (benefit)	2.1
Write-offs and other	(2.6)
Balance as of November 30, 2024	$14.9

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

The following table sets forth the Company's revenue and operating income (loss) by segment for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Revenues
Children's Book Publishing and Distribution (1)	$367.0	$392.4	$472.4	$494.8
Education Solutions	71.2	81.0	126.9	147.0
Entertainment (1)	16.8	0.4	33.4	0.8
International	86.7	86.5	143.5	143.7
Overhead (2)	2.9	2.3	5.6	4.8
Total	$544.6	$562.6	$781.8	$791.1

Operating income (loss)
Children's Book Publishing and Distribution (1)	$102.1	$111.6	$65.5	$70.6
Education Solutions	(0.5)	5.8	(17.5)	(12.9)
Entertainment (1)	(4.7)	(0.8)	(5.2)	(1.3)
International	5.7	8.0	(2.6)	(0.2)
Overhead (2)	(27.9)	(23.3)	(54.0)	(54.0)
Total	$74.7	$101.3	$(13.8)	$2.2
(1) The newly formed Entertainment segment includes the operations of SEI, which were included in the Children’s Book Publishing and Distribution segment in prior periods, and 9 Story. The financial results for SEI for the three and six months ended November 30, 2023 have been reclassified to Entertainment to reflect this change.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.

4. DEBT

The following table summarizes the carrying value of the Company's debt, excluding film related obligations, as of the dates indicated:

	November 30, 2024	May 31, 2024	November 30, 2023
US Revolving Credit Agreement	$250.0	$—	$—
Unsecured lines of credit	6.2	6.0	6.3
Total debt	$256.2	$6.0	$6.3
Less lines of credit, short-term debt and current portion of long-term debt	(6.2)	(6.0)	(6.3)
Total long-term debt	$250.0	$—	$—

The following table sets forth the maturities of the carrying values of the Company's debt obligations, excluding film related obligations, as of November 30, 2024 for the twelve month periods ended November 30:

2025	$6.2
2026	—
2027	—
2028	—
2029	250.0
Thereafter	—
Total Debt	$256.2

US Revolving Credit Agreement

On November 26, 2024, Scholastic Corporation and its principal operating subsidiary, Scholastic Inc., entered into a Third Amendment to Amended and Restated Credit Agreement (the “Amendment”) with a syndicate of banks and Bank of America, N.A., as administrative agent, and Truist Bank and Wells Fargo Bank, National Association, as co-syndication agents (as amended by the Third Amendment, the “Credit Agreement”). The arrangement was accounted for as a debt modification. The revised terms of the amended Credit Agreement include the following:

•an increase in borrowing limits to $400.0 from $300.0, as amended on October 27, 2021;
•an increase in the interest pricing margins for SOFR loans to a range of 1.625% to 1.875% from a range of 1.35% to 1.75% and for Base Rate loans to a range of 0.625% to 0.875% from a range of 0.35% to 0.75%;
•the elimination of the credit spread adjustment of 0.10% applicable to Term SOFR loans; and
•the extension of the maturity date to November 26, 2029.

The Credit Agreement provides for a $400.0 unsecured revolving credit facility and allows the Company to borrow, repay or prepay and reborrow at any time prior to the November 26, 2029 maturity date. The Credit Agreement also provides an unlimited basket for permitted payments of dividends and other distributions in respect of capital stock so long as the Corporation’s pro forma Consolidated Net Leverage Ratio, as defined, is not in excess of 2.75:1.

Under the Credit Agreement, interest on (i) Base Rate Advances (as defined in the Credit Agreement) is due and payable in arrears quarterly on the last day of each February, May, August and November, and (ii) Term SOFR Advances (as defined in the Credit Agreement) is due and payable in arrears on the last day of the interest period (defined as the period commencing on the date of the advance and ending on the last day of the period selected by the Borrowers at the time each advance is made). The interest pricing under the Credit Agreement is dependent upon the Company’s election of a rate that is either:

•a Base Rate Advance equal to the higher of (i) the prime rate, (ii) the prevailing Federal Funds rate plus 0.50% or (iii) the Term SOFR Rate plus 1.00% plus, in each case, an applicable margin ranging from 0.625% to 0.875%, as determined by the Company’s prevailing Consolidated Net Leverage Ratio (as defined in the Credit Agreement);
- or -
•a Term SOFR Advance equal to the Term SOFR rate plus an applicable margin ranging from 1.625% to 1.875%, as determined by the Company’s prevailing Consolidated Net Leverage Ratio.

As of November 30, 2024, the applicable margin on Base Rate Advances was 0.625% and the applicable margin on SOFR Advances was 1.625%.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Net Leverage Ratio. As of November 30, 2024, the commitment fee rate was 0.20%.

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

As of November 30, 2024, the Company had outstanding borrowings of $250.0 under the Credit Agreement at a weighted average interest rate of 6.8%. While this obligation is not due until the November 26, 2029 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. No borrowings were outstanding under the Credit Agreement as of November 30, 2023.

The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At November 30, 2024, the Company had open standby letters of credit totaling $4.0 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.6 under the domestic credit lines discussed below.

Unsecured Lines of Credit

As of November 30, 2024, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of November 30, 2024, May 31, 2024 and November 30, 2023. As of November 30, 2024, availability under these unsecured money market bid rate credit lines totaled $6.4, excluding commitments of $3.6. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2024, the Company had various local currency international credit lines totaling $16.9 underwritten by banks primarily in the United States and the United Kingdom. Outstanding borrowings under these facilities were $6.2 at November 30, 2024 at a weighted average interest rate of 4.2%, compared to outstanding borrowings of $6.0 at May 31, 2024 at a weighted average interest rate of 4.5%, and $6.3 at November 30, 2023 at a weighted average interest rate of 3.9%. As of November 30, 2024, the amounts available under these facilities totaled $10.7. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

Film Related Obligations

The Company's entertainment business enters into credit facilities with third-party banks to obtain interim financing for certain productions. The interim production credit facilities are secured by an assignment and direction of specific production financing including tax credits and license contract receivables and have varying maturity dates between December 31, 2024 and June 30, 2028. Interest is charged at rates ranging from the bank prime rate plus 0.75% for Canadian dollar loans, SOFR plus 3.0% or U.S. Base Rate plus 0.75% for U.S. dollar loans and Euribor plus 2.0% for Euro loans.

As of November 30, 2024, outstanding borrowings under these facilities were $21.6 at a weighted average interest rate of 6.9%, of which $8.3 were classified as current obligations.

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

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Net income (loss) attributable to Class A and Common Stockholders	$48.8	$76.9	$(13.7)	$2.7
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	28.2	30.7	28.3	31.2
Dilutive effect of Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	0.4	0.7	—	0.8
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	28.6	31.4	28.3	32.0
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$1.73	$2.51	$(0.48)	$0.09
Diluted	$1.71	$2.45	$(0.48)	$0.09
Anti-dilutive shares pursuant to stock-based compensation plans*	1.8	1.1	—	0.7
* The Company experienced a net loss for the six months ended November 30, 2024 and therefore did not report any dilutive share impact. The following potential common shares were excluded from the loss per diluted share computation: outstanding options and restricted stock units of 2.8 million and 0.4 million, respectively.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2024	November 30, 2023
Options outstanding pursuant to stock-based compensation plans (in millions)	2.8	3.1

As of November 30, 2024, $76.6 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 12, "Treasury Stock", for a more complete description of the Company’s share buy-back program.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
7. ACQUISITIONS

9 Story Acquisition

On June 20, 2024, the Company completed the acquisition of 100% of the economic interests in the form of non-voting shares and 25% of the voting shares of 9 Story Media Group Inc. ("9 Story"), a leading independent creator, producer and distributor of premium children’s content based in Toronto, Canada, with studios or offices in New York, United States, Dublin, Ireland and Bali, Indonesia. The aggregate purchase price was $193.7, subject to further adjustment based on the final determination of purchase price adjustments, and was funded through borrowings under the U.S. credit agreement incurred during the first quarter of fiscal 2025. The acquisition of 9 Story further enhances the Company's development, production and licensing interests, expanding opportunities to leverage its brand and best-selling publishing and global children's franchises across print, screen and merchandising.

Pursuant to ASC Topic 810, Consolidation, 9 Story was determined to be a variable interest entity (VIE) and the Company was determined to be its primary beneficiary and therefore obtained a controlling financial interest over 9 Story. Accordingly, 9 Story has been consolidated into the Company's financial results.

9 Story met the definition of a business pursuant to ASC 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on currently available information. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Refer to Note 8, Goodwill and Other Intangibles, for details regarding measurement period adjustments recorded during the six months ended November 30, 2024. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition, inclusive of measurement period adjustments:

Cash and cash equivalents	$17.5
Accounts receivable	15.9
Investment in film and television programs	42.9
Property, plant and equipment (1)	6.0
Operating lease right-of-use assets	6.1
Other Intangible assets:
Existing content/IP	16.0
Customer contracts/relationships	51.5
Trade names	16.5
Internally developed software	1.3
Other assets (2)	35.8
Total assets acquired	209.5
Accounts payable	2.3
Accrued expenses	16.3
Deferred revenue	10.9
Film related obligations	34.9
Operating lease liabilities	7.7
Other liabilities	14.7
Total liabilities assumed	86.8
Preliminary fair value of net assets acquired	122.7
Goodwill	71.0
Preliminary purchase price consideration	$193.7
(1) Includes a preliminary step-up adjustment of $1.8.
(2) Includes $31.9 of receivables related to government tax incentives.

The intangible assets acquired include intellectual property ("IP") related to 9 Story's existing and recognized program titles, customer contracts/relationships related to licensing, distribution and service arrangements, the trade names associated with 9 Story and Brown Bag Films, its animation studio, and internally developed

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
software. The intellectual property and customer contracts/relationships were valued using the multi-period excess earnings valuation method and are being amortized over 10 years, with the exception of contracts/relationships for service arrangements which are being amortized over 5 years. The trade names were valued using the relief-from-royalty valuation method and are being amortized over 10 years. The internally developed software was valued using the replacement cost method and is being amortized over 3 years. The Company classified these fair value measurements as Level 3 due to the significant unobservable inputs used in the analyses, such as internally-developed discounted cash flow forecasts. The difference between the purchase price over the net identifiable tangible and intangible assets acquired was allocated to goodwill, which is not deductible for tax purposes. The goodwill balance is primarily attributable to the expected synergies from the business combination and acquired workforce. The goodwill and intangible assets acquired were allocated to the Entertainment segment.

The financial results of 9 Story, since the date of acquisition, were included in the Company's Condensed Consolidated Financial Statements as of November 30, 2024. 9 Story contributed total revenue of $31.9 and net loss of $4.2 from the date of acquisition on June 20, 2024 through November 30, 2024. The operations of 9 Story are reported in the Entertainment segment.

The following table summarizes the unaudited pro-forma consolidated results of operations for the three and six months ended November 30, 2024 and 2023 as if the acquisition had occurred on June 1, 2023, the beginning of fiscal 2024:

	Three months ended		Six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Revenues	$544.6	$578.8	$787.5	$827.1
Net income (loss)	48.8	73.9	(15.5)	(4.9)

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

The Company incurred acquisition‑related costs of $0.4 and $2.1 for the three and six months ended November 30, 2024, respectively, which were included in Selling, general and administrative costs in the Condensed Consolidated Statement of Operations.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table summarizes the activity in Goodwill for the periods indicated:

	November 30, 2024	May 31, 2024	November 30, 2023
Gross beginning balance	$172.4	$172.3	$172.3
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$132.8	$132.7	$132.7
Additions	70.1	—	—
Measurement period adjustments (1)	0.9	—	—
Foreign currency translation	(1.6)	0.1	0.1
Ending balance	$202.2	$132.8	$132.8
(1) Measurement period adjustments for the 9 Story acquisition reflect an increase to goodwill of $0.9 resulting from a net decrease in the estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of an increase to deferred tax liabilities of $1.4, an increase to operating lease right-of-use assets of $0.3, a decrease to lease liabilities of $0.1, and a decrease to the purchase price as a result of a working capital adjustment of $0.1.

In fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $71.0 of Goodwill, net of measurement period adjustments, included in the Entertainment segment. Refer to Note 7, "Acquisitions", for further details regarding the acquisition.

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in Other intangible assets for the periods indicated:

	November 30, 2024	May 31, 2024	November 30, 2023
Beginning balance - Other intangibles subject to amortization	$8.2	$7.8	$7.8
Additions	85.3	6.0	5.8
Amortization expense	(5.4)	(2.6)	(1.2)
Foreign currency translation	(1.6)	0.1	0.0
Impairments	—	(3.1)	—
Total other intangibles subject to amortization, net of accumulated amortization of $44.5, $39.1 and $37.7, respectively	$86.5	$8.2	$12.4
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangible assets, net	$88.6	$10.3	$14.5

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

In fiscal 2023, the Company acquired Learning Ovations, Inc., a U.S.-based education technology business, which resulted in the recognition of $4.1 of amortizable intangible assets. During fiscal 2024, the Company assessed the recoverability of these assets as impacted by the shift to the science of reading based approach to literacy instruction within the education market. An asset impairment of $3.1 was recognized in the fourth quarter of fiscal 2024.

Other intangible assets with indefinite lives consist principally of trademark and trade name rights. Other intangible assets with definite lives consist principally of customer lists, customer contracts/relationships, intellectual property, trade names and internally developed software. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 8.8 years.

There were no impairment charges related to Other intangible assets in the six months ended November 30, 2024 and November 30, 2023.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

9. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2024	May 31, 2024	November 30, 2023	Segment
Equity method investments	$32.1	$31.5	$32.4	International
Equity method and other investments	6.5	6.0	6.0	Entertainment
Total Investments	$38.6	$37.5	$38.4

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

The Company acquired investments of $0.9 as part of the 9 Story acquisition which are included in the Entertainment segment. Included in these acquired investments, the Company acquired a 50% ownership interest in certain animated television production companies. These joint venture investments are accounted for using the equity method of accounting. The Company also acquired a 12% ownership interest in a children's book publishing business located in the UK. This investment is accounted for at cost, less impairment on the Company's Condensed Consolidated Balance Sheets. There have been no impairments or adjustments to the carrying value of the investment.

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled $0.6 and $0.8 for the three and six months ended November 30, 2024, respectively, and $0.1 and $0.3 for the three and six months ended November 30, 2023, respectively.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	November 30,		November 30,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Interest cost	$0.2	$0.3	$0.1	$0.1
Expected return on assets	(0.2)	(0.3)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.2)	(0.2)
Amortization of net actuarial (gain) loss	0.4	0.3	0.0	0.0
Total	$0.4	$0.3	$(0.1)	$(0.1)

	UK Pension Plan		US Postretirement Benefits
	Six months ended		Six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Interest cost	$0.6	$0.7	$0.2	$0.2
Expected return on assets	(0.5)	(0.6)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.4)	(0.4)
Amortization of net actuarial (gain) loss	0.7	0.6	0.0	0.0
Total	$0.8	$0.7	$(0.2)	$(0.2)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the six months ended November 30, 2024, the Company contributed $0.7 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.3 to the UK Pension Plan for the fiscal year ending May 31, 2025.

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Stock option expense	$0.2	$2.4	$0.8	$3.0
Restricted stock unit expense	1.7	1.4	3.2	2.9
Management stock purchase plan	0.1	0.3	0.1	0.3
Employee stock purchase plan	0.1	0.0	0.2	0.2
Total stock-based compensation expense	$2.1	$4.1	$4.3	$6.4

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
During the second quarter of fiscal 2025, the Company granted performance-based restricted stock units to certain officers and senior management. Compensation expense is recognized over the requisite service period based on expected attainment of pre-established performance goals.

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.3	0.2	0.4

12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

The table below represents the Board authorization at the dates indicated:

Authorization	Amount
December 2023	66.2
March 2024	54.6
Total current Board authorizations	$120.8
Less repurchases made under these authorizations	(44.2)
Remaining Board authorization at November 30, 2024	$76.6

Remaining Board authorization at November 30, 2024 represents the amount remaining under the Board authorization for Common share repurchases announced on December 13, 2023 and the additional $54.6 Board authorization for Common share repurchases announced on March 20, 2024, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions.

Repurchases of the Company's Common Stock were $5.0 and $10.0 during the three and six months ended November 30, 2024, respectively. The Company's repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended November 30, 2024
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2024	$(38.7)	$(5.4)	$(44.1)
Other comprehensive income (loss) before reclassifications	(11.9)	—	(11.9)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service (credit) cost (net of tax of $0.0)	—	(0.2)	(0.2)
Other comprehensive income (loss)	(11.9)	0.2	(11.7)
Ending balance at November 30, 2024	$(50.6)	$(5.2)	$(55.8)

	Three months ended November 30, 2023
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2023	$(48.2)	$(5.6)	$(53.8)
Other comprehensive income (loss) before reclassifications	0.2	—	0.2
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service (credit) cost (net of tax of $0.0)	—	(0.2)	(0.2)
Other comprehensive income (loss)	0.2	0.1	0.3
Ending balance at November 30, 2023	$(48.0)	$(5.5)	$(53.5)

	Six months ended November 30, 2024
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2024	$(46.9)	$(5.6)	$(52.5)
Other comprehensive income (loss) before reclassifications	(3.7)	—	(3.7)
Less: amount reclassified from Accumulated other comprehensive income (loss)
Amortization of net actuarial loss (net of tax of $0.0)	—	0.7	0.7
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.3)	(0.3)
Other comprehensive income (loss)	(3.7)	0.4	(3.3)
Ending balance at November 30, 2024	$(50.6)	$(5.2)	$(55.8)

	Six months ended November 30, 2023
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2023	$(50.0)	$(5.8)	$(55.8)
Other comprehensive income (loss) before reclassifications	2.0	—	2.0
Less: amount reclassified from Accumulated other comprehensive income (loss)
Amortization of net actuarial loss (net of tax of $0.0)	—	0.6	0.6
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.3)	(0.3)
Other comprehensive income (loss)	2.0	0.3	2.3
Ending balance at November 30, 2023	$(48.0)	$(5.5)	$(53.5)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Six months ended		Condensed Consolidated Statements of Operations line item
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Employee benefit plans:
Amortization of net actuarial loss	$0.4	$0.3	$0.7	$0.6	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.2)	(0.2)	(0.4)	(0.4)	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	0.0	0.1	0.1	Provision (benefit) for income taxes
Total cost, net of tax	$0.2	$0.1	$0.4	$0.3

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

The Company's interim effective tax rate, inclusive of discrete items, for the three and six month periods ended November 30, 2024 was 30.3% and 37.2%, respectively, compared to 24.2% and 22.9%, respectively, for the prior fiscal year period. The interim effective tax rate for the six months ended November 30, 2024 varies from the statutory rate primarily due to expected state and local income tax and non-deductible compensation for covered executive employees.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The fiscal 2021 through 2024 tax years remain subject to audit.

The Organization for Economic Cooperation and Development (“OECD”) has implemented the global minimum tax rate of at least 15% for large multinational companies as of 2024 (“Pillar Two”). Under Pillar Two, a top-up tax will be required of such companies for any jurisdiction which has enacted Pillar Two if their effective tax rate falls below the 15% global minimum rate. Additionally, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Under the safe harbor, companies would be excluded from Pillar Two requirements provided certain criteria are met. The enactment of Pillar Two legislation does not have a material effect on the Company’s financial position. The Company will continue to monitor and reflect the impact of such legislative changes in future periods, as appropriate.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts were $22.8 as of November 30, 2024 and November 30, 2023. A net unrealized gain of $0.6 and $0.3 was recognized for the six months ended November 30, 2024 and November 30, 2023, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	November 30, 2024	May 31, 2024	November 30, 2023
Accrued payroll, payroll taxes and benefits	$35.6	$32.9	$32.8
Accrued bonus and commissions	17.7	21.6	13.7
Returns liability	34.8	33.1	37.7
Accrued other taxes	25.0	23.0	28.4
Accrued advertising and promotions	7.8	5.7	9.7
Other accrued expenses	42.3	40.0	40.2
Total accrued expenses	$163.2	$156.3	$162.5

18. SUBSEQUENT EVENTS

On December 11, 2024, the Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2025. The dividend is payable on March 14, 2025 to shareholders of record as of the close of business on January 31, 2025.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the second quarter ended November 30, 2024 were $544.6 million, compared to $562.6 million in the prior fiscal year quarter, a decrease of $18.0 million or 3%. The Company reported net income per diluted share of Class A and Common Stock of $1.71 in the second quarter of fiscal 2024, compared to a net income per diluted share of $2.45 in the prior fiscal year quarter.

During the second fiscal quarter, the Children's Book Publishing and Distribution segment's results reflected timing-related revenue declines, related to the trade publishing plan and book fair deliveries, compared to the prior year period. Education Solutions continued to be negatively impacted as school districts focus on adopting and implementing new core programs which resulted in a continued decline in spending on supplemental materials. The Company is developing new supplemental products for schools, which are expected to launch in time for the 2025/2026 school years. Within the Entertainment segment, the Company benefited from the addition of 9 Story and continued to execute on an integrated development and production slate, including digital-first growth opportunities, and expanded the reach and monetization of Scholastic IP on advertising-supported distribution platforms leveraging 9 Story’s capabilities.

During the remainder of fiscal 2025, revenues are expected to benefit from new releases, including the thirteenth book in Dav Pilkey’s global best-selling series, Dog Man: Big Jim Begins, which was released in December, and the fifth book in Suzanne Collins’ Hunger Games® series, Sunrise on the Reaping, which is expected to be released in March 2025. Fair count for the fall season, which includes June through December, is expected to exceed the prior year period, and full year fair count is expected to achieve 90,000 fairs in fiscal 2025. The Company's Entertainment segment continues to execute on company-wide synergies which are expected to benefit this segment in fiscal 2026 and beyond.

Results of Operations

Consolidated

Revenues for the quarter ended November 30, 2024 decreased by $18.0 million to $544.6 million, compared to $562.6 million in the prior fiscal year quarter. Within the Children's Book Publishing and Distribution segment, revenues decreased by $25.4 million, primarily driven by lower trade channel revenues which reflected the timing of new releases, coupled with lower revenues from the book fairs channel as more fairs shifted into December than in the prior fiscal year quarter. In the Education Solutions segment, revenues decreased by $9.8 million primarily due to the continued decline in spending on supplemental materials, coupled with lower subscription revenues from Magazines+TM and lower revenues from sponsored programs. In local currency, the International segment revenues decreased by $1.7 million, primarily reflecting lower sales in Australia due to softness in the retail market. International segment revenues benefited from favorable foreign exchange of $1.9 million in the quarter ended November 30, 2024. Partially offsetting the overall decrease in revenues, revenues from the Entertainment segment increased $16.4 million, reflecting the addition of 9 Story.

Revenues for the six months ended November 30, 2024 decreased by $9.3 million to $781.8 million, compared to $791.1 million in the prior fiscal year period. Revenues in the Children's Book Publishing and Distribution segment decreased by $22.4 million, primarily driven by lower trade channel revenues which reflected the timing of new releases, coupled with lower revenues from the book fairs channel as more fairs shifted into December than in the prior fiscal year period. In the Education Solutions segment, revenues decreased by $20.1 million primarily due to the continued decline in spending on supplemental materials and lower subscription revenues from Magazines+. In local currency, the International segment revenues decreased by $1.9 million, primarily reflecting lower sales in Australia due to softness in the retail market, partly offset by higher revenues in the U.K. International segment revenues benefited from favorable foreign exchange of $1.7 million in the period ended November 30, 2024. Partially offsetting the overall decrease in revenues, revenues from the Entertainment segment increased $32.6 million, reflecting the addition of 9 Story.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Components of Cost of goods sold for the three and six months ended November 30, 2024 and November 30, 2023 are as follows:

	Three months ended				Six months ended
	November 30, 2024		November 30, 2023		November 30, 2024		November 30, 2023
($ amounts in millions)		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Product, service and production costs and inventory reserves	$132.8	24.4%	$143.0	25.5%	$207.0	26.5%	$215.8	27.3%
Royalty and participation costs	40.7	7.5%	40.1	7.1%	62.7	8.0%	63.6	8.0%
Prepublication and production amortization	10.7	1.9%	6.9	1.2%	17.4	2.2%	13.9	1.8%
Postage, freight, shipping, fulfillment and other	44.4	8.2%	44.1	7.8%	69.8	9.0%	70.8	8.9%
Total	$228.6	42.0%	$234.1	41.6%	$356.9	45.7%	$364.1	46.0%

Cost of goods sold for the quarter ended November 30, 2024 was $228.6 million, or 42.0% of revenues, compared to $234.1 million, or 41.6% of revenues, in the prior fiscal year quarter. Cost of goods sold was impacted by the addition of production and participation costs which were not present in the prior period as a result of the 9 Story acquisition in fiscal 2025. This increase was largely offset by the favorable mix of product sold in the quarter ended November 30, 2024, which resulted in lower product costs, primarily in the U.S. book fairs channel, the Education Solutions segment and in the U.K.

Cost of goods sold for the six months ended November 30, 2024 was $356.9, or 45.7% of revenues, compared to $364.1 million, or 46.0% of revenues, in the prior fiscal year period. Cost of goods sold benefited from favorable product mix in the U.S. trade and book fairs channels, which resulted in lower product costs, partly offset by the addition of production costs as a result of the 9 Story acquisition.

Selling, general and administrative expenses for the quarter ended November 30, 2024 increased to $224.9 million, compared to $213.1 million in the prior fiscal year quarter. The $11.8 million increase was primarily attributable to higher operating expenses from the addition of 9 Story and $3.8 million of severance expense from the Company's cost-saving initiatives incurred in the quarter ended November 30, 2024.

Selling, general and administrative expenses for the six months ended November 30, 2024 increased to $407.0 million, compared to $397.3 million in the prior fiscal year period. The $9.7 million increase was primarily attributable to the addition of 9 Story, which resulted in $2.1 million of transaction costs and higher operating expenses in the period ended November 30, 2024, partially offset by $1.3 million of lower severance expense from cost-saving initiatives.

Depreciation and amortization expenses for the three and six months ended November 30, 2024 were $16.3 million and $31.6 million, respectively, compared to $14.1 million and $27.5 million, respectively, in the prior fiscal year periods. The increase in Depreciation and amortization was primarily due to amortization expense on the intangible assets acquired as a result of the 9 Story acquisition. The Company continues to shift spending to cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses rather than Depreciation and amortization. Amortization related to cloud computing arrangements for the six months ended November 30, 2024 increased by $1.4 million compared to the prior fiscal year period as a result of assets placed into service during fiscal 2024.

Interest expense for the three and six months ended November 30, 2024 was $4.9 million and $8.7 million, respectively, compared to $0.5 million and $0.8 million, respectively, in the prior fiscal year periods. The increase in interest expense was due to borrowings under the U.S. credit agreement incurred during the first quarter of fiscal 2025 to fund the 9 Story acquisition. Interest expense is expected to increase by a similar amount each quarter for the remainder of the fiscal year.

Interest income for the three and six months ended November 30, 2024 was $0.5 million and $1.3 million, respectively, compared to $0.9 million and $2.6 million, respectively, in the prior fiscal year periods. The

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
decrease in interest income was attributable to lower average short term investment balances in the period ended November 30, 2024. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

The Company's interim effective tax rate, inclusive of discrete items, for the three and six months ended November 30, 2024 was 30.3% and 37.2%, compared to 24.2% and 22.9% for the prior fiscal year periods. The interim effective tax rate for the six months ended November 30, 2024 varies from the statutory rate primarily due to expected state and local income tax and non-deductible compensation for covered executive employees.

Net income for the quarter ended November 30, 2024 decreased by $28.1 million to $48.8 million, compared to $76.9 million in the prior fiscal year quarter. Earnings per basic and diluted share of Class A and Common Stock was $1.73 and $1.71, respectively, for the fiscal quarter ended November 30, 2024, compared to $2.51 and $2.45, respectively, in the prior fiscal year quarter.

Net loss for the six months ended November 30, 2024 was $13.7 million compared to net income of $2.7 million in the prior fiscal year period. Loss per basic and diluted share of Class A and Common Stock was $0.48 for the six months ended November 30, 2024, compared to earnings per basic and diluted share of $0.09 in the prior fiscal year period.

Children’s Book Publishing and Distribution

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2024	2023	Change	Change	2024	2023	Change	Change
Revenues	$367.0	$392.4	$(25.4)	(6.5)%	$472.4	$494.8	$(22.4)	(4.5)%
Cost of goods sold	143.3	156.1	(12.8)	(8.2)%	202.2	219.4	(17.2)	(7.8)%
Other operating expenses (1)	121.6	124.7	(3.1)	(2.5)%	204.7	204.8	(0.1)	(0.0)%
Operating income (loss)	$102.1	$111.6	$(9.5)	(8.5)%	$65.5	$70.6	$(5.1)	(7.2)%
Operating margin	27.8%	28.4%			13.9%	14.3%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.

Revenues for the quarter ended November 30, 2024 decreased by $25.4 million to $367.0 million, compared to $392.4 million in the prior fiscal year quarter. Trade channel revenues decreased $15.1 million, primarily reflecting the timing of new releases as the prior fiscal quarter benefited from the release of Cat Kid Comic Club®: Influencers and the interactive edition of Harry Potter and the Prisoner of Azkaban, in addition to continued sales of the paperback edition of The Ballad of Songbirds and Snakes ahead of the title’s movie release last fall, and the timing of foreign rights sales. This was partially offset by increased sales of backlist titles from the Dog Man® series. New releases in the quarter ended November 30, 2024 included Christmas at Hogwarts by J.K. Rowling, The Bad Guys in One Last Thing (The Bad Guys® #20), the paperback edition of The Christmas Pig and The Hunger Games: Illustrated Edition. Revenues from school reading events decreased $10.3 million. Book fairs channel revenues decreased $11.1 million as more fairs shifted into December than in the prior fiscal year quarter, coupled with slightly lower revenue per fair and lower redemptions of book fairs incentive credits. Revenue per fair was impacted by the addition of smaller fairs as the Company continues to grow fair count. Book clubs channel revenues improved slightly by $0.8 million as a result of higher revenue per sponsor. The Company continues to adapt its strategies to reengage sponsors and customers in the book clubs channel.

Revenues for the six months ended November 30, 2024 decreased by $22.4 million to $472.4 million, compared to $494.8 million in the prior fiscal year period. Trade channel revenues decreased $13.7 million, primarily due to lower sales of frontlist titles due to the timing of new releases as the prior year period benefited from the release of several frontlist titles, including Cat Kid Comic Club: Influencers, the interactive edition of Harry Potter and the Prisoner of Azkaban, and the paperback edition of The Ballad of Songbirds and Snakes. This was partially offset by increased sales of backlist titles from the Dog Man series and increased foreign rights sales in the period ended November 30, 2024. Revenues from school reading events decreased $8.7 million. Book fairs channel revenues decreased $9.6 million as more fairs shifted into December than in the prior fiscal year period, coupled with slightly lower revenue per fair, due to the addition of smaller fairs, and decreased redemptions of book fairs incentive credits. Book clubs channel revenues improved slightly by $0.9 million as a result of higher

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
revenue per sponsor, as the Company continues to adapt its strategies to reengage sponsors and customers in the book clubs channel.

Cost of goods sold for the quarter ended November 30, 2024 was $143.3 million, or 39.0% of revenues, compared to $156.1 million, or 39.8% of revenues, in the prior fiscal year quarter. Cost of goods sold benefited from the mix of product sold in the book fairs channel in the quarter ended November 30, 2024 compared to the prior fiscal year quarter as lower cost products were redeemed by book fairs incentive credits.

Cost of goods sold for the six months ended November 30, 2024 was $202.2 million, or 42.8% of revenues, compared to $219.4 million, or 44.3% of revenues, in the prior fiscal year period. Cost of goods sold benefited from the mix of product sold in the period ended November 30, 2024, which included higher foreign rights sales in the trade channel and redemptions of book fair incentive credits for lower cost products.

Other operating expenses for the quarter ended November 30, 2024 were $121.6 million, compared to $124.7 million in the prior fiscal year quarter. Other operating expenses decreased $3.1 million primarily driven by lower spending on promotional materials within the book clubs channel and lower labor costs as a result of warehouse efficiencies in the book fairs channel.

Other operating expenses for the six months ended November 30, 2024 were $204.7 million, which were comparable to $204.8 million in the prior fiscal year period.

Segment operating income for the quarter ended November 30, 2024 was $102.1 million, compared to $111.6 million in the prior fiscal year quarter. The $9.5 million decrease was primarily attributable to lower revenues from the book fairs channel, as more fairs shifted into December than in the prior fiscal year quarter, coupled with the timing of new releases in the trade channel and foreign rights sales.

Segment operating income for the six months ended November 30, 2024 was $65.5 million, compared to $70.6 million in the prior fiscal year period. The $5.1 million decrease was primarily attributable to lower revenues from the book fairs channel, as more fairs shifted into December than in the prior fiscal year period, coupled with lower trade channel revenues driven by the continued softness in the retail bookselling market and the timing of new releases.

Education Solutions

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2024	2023	Change	Change	2024	2023	Change	Change
Revenues	$71.2	$81.0	$(9.8)	(12.1)%	$126.9	$147.0	$(20.1)	(13.7)%
Cost of goods sold	27.3	30.7	(3.4)	(11.1)%	54.7	63.3	(8.6)	(13.6)%
Other operating expenses (1)	44.4	44.5	(0.1)	(0.2)%	89.7	96.6	(6.9)	(7.1)%
Operating income (loss)	$(0.5)	$5.8	$(6.3)	(108.6)%	$(17.5)	$(12.9)	$(4.6)	(35.7)%
Operating margin	NM	7.2%			NM	NM
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended November 30, 2024 decreased by $9.8 million to $71.2 million, compared to $81.0 million in the prior fiscal year quarter. The decrease in segment revenues was primarily driven by the continued impact of market conditions as school districts focus on adopting and implementing new core programs and decrease spending on supplemental materials not aligned with Science of Reading based approaches to literacy. The decrease in revenues was also attributable to the timing of revenues from sponsored programs and lower subscription revenues from Magazines+. Partially offsetting the decline, the segment benefited from increased sales of the Company's Ready4ReadingTM phonics curriculum and Rising Voices Library® offering.

Revenues for the six months ended November 30, 2024 decreased by $20.1 million to $126.9 million, compared to $147.0 million in the prior fiscal year period. The decrease in segment revenues was primarily driven by the continued impact of market conditions as school districts focus on adopting and implementing new core programs and decrease spending on supplemental materials. In addition, subscription revenues from

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Magazines+ and revenues from literacy initiatives decreased from the prior fiscal year period. Partially offsetting the decline, the segment benefited from increased sales of the Company's Ready4ReadingTM phonics curriculum and Rising Voices Library® offering as well as increased revenues from sponsored programs in the first quarter.

Cost of goods sold for the quarter ended November 30, 2024 was $27.3 million, or 38.3% of revenues, compared to $30.7 million, or 37.9% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues increased due to higher outbound freight costs related to sponsored programs, largely offset by lower prepublication amortization as a result of the impairment of certain education products in fiscal 2024 and lower product costs associated with the mix of products sold during the period ended November 30, 2024, primarily related to classroom libraries and paperback collections.

Cost of goods sold for the six months ended November 30, 2024 was $54.7 million, or 43.1% of revenues, compared to $63.3 million, or 43.1% of revenues, in the prior fiscal year period. Cost of goods sold benefited from lower prepublication amortization as a result of the impairment of certain education products in fiscal 2024, largely offset by higher outbound freight costs related to sponsored programs.

Other operating expenses for the quarter ended November 30, 2024 were $44.4 million, which were comparable to $44.5 million in the prior fiscal year quarter.

Other operating expenses for the six months ended November 30, 2024 were $89.7 million, compared to $96.6 million in the prior fiscal year period. The $6.9 million decrease in Other operating expenses was primarily attributable to lower commission expense driven by the lower revenues and lower external labor costs.

Segment operating loss for the quarter ended November 30, 2024 was $0.5 million, compared to operating income of $5.8 million in the prior fiscal year quarter. The $6.3 million decline was primarily driven by lower revenues resulting from decreased spending on supplemental materials and lower subscription revenues from Magazines+.

Segment operating loss for the six months ended November 30, 2024 was $17.5 million, compared to $12.9 million in the prior fiscal year period. The $4.6 million decline was primarily driven by lower revenues resulting from the decreased spending on supplemental materials, partially offset by lower external labor costs.

Entertainment

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2024	2023	Change	Change	2024	2023	Change	Change
Revenues	$16.8	$0.4	$16.4	NM	$33.4	$0.8	$32.6	NM
Cost of goods sold	10.6	—	10.6	NM	18.9	—	18.9	NM
Other operating expenses (1)	10.9	1.2	9.7	NM	19.7	2.1	17.6	NM
Operating income (loss)	$(4.7)	$(0.8)	$(3.9)	NM	$(5.2)	$(1.3)	$(3.9)	NM
Operating margin	NM	NM			NM	NM
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
NM Not meaningful

The Entertainment segment includes the operations of 9 Story Media Group Inc. ("9 Story") and Scholastic Entertainment Inc. ("SEI"). SEI was reported in the Children's Book Publishing and Distribution segment in prior periods. The financial results for SEI for the three months and six months ended November 30, 2023 have been reclassified to Entertainment to reflect this change. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements" for further details regarding the acquisition of 9 Story.

Revenues for the three and six months ended November 30, 2024 were $16.8 million and $33.4 million, respectively, compared to $0.4 million and $0.8 million, respectively, in the prior fiscal year period. The increase reflected the addition of 9 Story from the date of acquisition on June 20, 2024 through November 30, 2024 in which a majority of the revenues were driven by production revenue related to episodic deliveries, production

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
services provided to third parties and, to a lesser extent, revenues from royalties and distribution. Entertainment revenues have been impacted by delays in production greenlights from major platforms.

Cost of goods sold for the three and six months ended November 30, 2024 was $10.6 million, or 63.1% of revenues, and $18.9 million, or 56.6% of revenues, respectively. Cost of goods sold primarily consists of production costs and amortization, participation expenses and interest on film related obligations.

Other operating expenses for the three months ended November 30, 2024 were $10.9 million, which included $0.4 million of transaction costs related to the 9 Story acquisition and $0.4 million of severance expense related to cost-saving initiatives.

Other operating expenses for the six months ended November 30, 2024 were $19.7 million, which included $2.1 million of transaction costs related to the 9 Story acquisition and $0.4 million of severance expense related to cost-saving initiatives.

Segment operating loss for the three and six months ended November 30, 2024 was $4.7 million and $5.2 million, respectively.

International

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2024	2023	Change	Change	2024	2023	Change	Change
Revenues	$86.7	$86.5	$0.2	0.2%	$143.5	$143.7	$(0.2)	(0.1)%
Cost of goods sold	48.9	48.9	0.0	0.0%	84.2	84.8	(0.6)	(0.7)%
Other operating expenses (1)	32.1	29.6	2.5	8.4%	61.9	59.1	2.8	4.7%
Operating income (loss)	$5.7	$8.0	$(2.3)	(28.8)%	$(2.6)	$(0.2)	$(2.4)	NM
Operating margin	6.6%	9.2%			NM	NM
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended November 30, 2024 increased by $0.2 million to $86.7 million, compared to $86.5 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $1.7 million, excluding favorable foreign exchange impact of $1.9 million. In Australia and New Zealand, local currency revenues decreased $1.8 million, primarily driven by lower trade channel sales in Australia due to softness in the retail market. Export channel sales also decreased $0.5 million as compared to the prior fiscal year quarter. The overall decrease in segment revenues was partially offset by a $0.3 million increase in local currency revenues in Asia driven by growth in India and a $0.2 million increase in local currency revenues in the U.K., primarily driven by higher fair count in the book fairs channel. In Canada, local currency revenues increased $0.1 million as higher revenues from the book fairs and book clubs channels were offset by lower trade channel sales. Canada also benefited from lower trade sales returns from its major customers which partially offset the decline in trade channel sales.

Revenues for the six months ended November 30, 2024 decreased by $0.2 million to $143.5 million, compared to $143.7 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations decreased by $1.9 million, excluding favorable foreign exchange impact of $1.7 million. In Australia and New Zealand, local currency revenues decreased $2.0 million, primarily driven by lower trade channel sales in Australia due to softness in the retail market. In Canada, local currency revenues decreased $0.4 million, driven by lower trade sales, partly offset by lower sales returns in the trade channel and higher sales from the book fairs and book clubs channels. Export channel revenues also decreased $0.9 million as compared to the prior fiscal year period. The decline in segment revenues was partially offset by a $1.3 million increase in local currency revenues in the U.K., driven by higher fair count in the book fairs channel and higher sales in the trade channel which benefited from the release of Jonty Gentoo: The Adventures of a Penguin by Julia Donaldson and Axel Scheffler. Local currency revenues in Asia were relatively consistent with the prior year period, increasing $0.1 million.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Cost of goods sold for the quarter ended November 30, 2024 was $48.9 million, or 56.4% of revenues, compared to $48.9 million, or 56.5% of revenues, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2024 was $84.2 million, or 58.7% of revenues, compared to $84.8 million, or 59.0% of revenues, in the prior fiscal year period. Lower product costs in the U.K. due to the mix of product sold in the period ended November 30, 2024 were offset by increased fulfillment costs in Australia on lower revenues.

Other operating expenses for the three and six months ended November 30, 2024 were $32.1 million and $61.9 million, respectively, compared to $29.6 million and $59.1 million in the prior fiscal year quarter. The increase in Other operating expenses for the three and six months periods ended November 30, 2024 was primarily due to severance expense from the Company's cost-saving initiatives in Asia of $1.4 million incurred in the period ended November 30, 2024, coupled with higher general overhead costs.

Segment operating income for the quarter ended November 30, 2024 was $5.7 million, compared to $8.0 million in the prior fiscal year quarter. The decrease was primarily due to lower revenues in Australia, coupled with severance expense from cost-saving initiatives in Asia and higher general overhead costs. This was partly offset by improved profitability in the U.K. as a result of lower product costs and in Canada which benefited from lower trade sales returns in the quarter ended November 30, 2024.

Segment operating loss for the six months ended November 30, 2024 was $2.6 million compared to $0.2 million in the prior fiscal year period. The increase in operating loss was primarily due to lower revenues in Australia, coupled with severance expense from cost-saving initiatives in Asia and higher general overhead costs. This was partly offset by improved profitability in the U.K. as a result of lower product costs and in Canada which benefited from lower trade sales returns in the quarter ended November 30, 2024.

Overhead

Unallocated overhead expense for the quarter ended November 30, 2024 increased by $4.6 million to $27.9 million, from $23.3 million in the prior fiscal year quarter. The increase was primarily attributable to higher employee-related costs, which included severance expense from the Company's cost-saving initiatives of $2.0 million incurred in the quarter ended November 30, 2024 as well as higher medical expense. This was partially offset by higher rental income of $0.6 million as a result of a new tenant leasing space in the Company's headquarters.

Unallocated overhead expense for the six months ended November 30, 2024 was $54.0 million, consistent with the prior year period. Higher medical expense incurred in the period ended November 30, 2024 was offset by lower severance expense from the Company's cost-saving initiatives of $1.9 million and higher rental income of $0.8 million as a result of a new tenant leasing space in the Company's headquarters.

Seasonality

The Company’s Children’s Book Publishing and Distribution school-based book club and book fair channels and most of its Education Solutions businesses operate on a school-year basis; therefore, the Company’s business is highly seasonal. As a result, the Company’s revenues in the first and third quarters of the fiscal year generally are lower than its revenues in the other two fiscal quarters. Typically, school-based channels and magazine revenues are minimal in the first quarter of the fiscal year as schools are not in session. Education channel revenues are generally higher in the fourth quarter. Trade channel and Entertainment segment revenues can vary throughout the year due to the timing of published titles' release dates and program production deliveries and the start dates of distribution license agreements.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Liquidity and Capital Resources

Cash provided by operating activities was $29.3 million for the six months ended November 30, 2024, compared to cash provided by operating activities of $71.6 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $42.3 million. The decrease in cash provided was primarily driven by increased inventory purchases and lower customer remittances on receivable balances in the period ended November 30, 2024, as well as increased medical claim payments, interest payments related to the Company's borrowings and higher spending in Entertainment due to the acquisition of 9 Story in fiscal 2025. This was partially offset by lower tax payments in the period ended November 30, 2024.

Cash used in investing activities was $217.2 million for the six months ended November 30, 2024, compared to cash used in investing activities of $49.1 million in the prior fiscal year period, representing an increase in cash used in investing activities of $168.1 million. The increase in cash used was driven by the cash paid for the 9 Story acquisition of $176.2 million, net of cash acquired, during the six months ended November 30, 2024, as compared to the prior year period in which the Company acquired certain amortizable intangible assets related to educational programs for $5.8 million and purchased the remaining noncontrolling interest related to Make Believe Ideas Limited for $2.1 million.

Cash provided by financing activities was $214.5 million for the six months ended November 30, 2024, compared to cash used in financing activities of $97.8 million for the prior fiscal year period, representing an increase in cash provided by financing activities of $312.3 million. The increase in cash provided was primarily attributable to borrowings of $250 million under the U.S. credit agreement incurred during the six months ended November 30, 2024 to fund the 9 Story acquisition and working capital needs. In addition, the Company repurchased common stock of $10.0 million, compared to repurchases of $90.2 million in the prior fiscal year quarter, which also resulted in lower dividends of $1.5 million, partially offset by $14.6 million of net repayments of film related obligations in the six months ended November 30, 2024.

Cash Position

The Company’s cash and cash equivalents totaled $139.6 million at November 30, 2024, $113.7 million at May 31, 2024 and $149.5 million at November 30, 2023. Cash and cash equivalents held by the Company’s U.S. operations totaled $86.5 million at November 30, 2024, $54.9 million at May 31, 2024 and $115.1 million at November 30, 2023. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. Under the Company's open-market buy-back program, $76.6 million remained available for future purchases of common shares as of November 30, 2024.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of November 30, 2024, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $139.6 million, cash from operations and the Company's U.S. Credit Agreement. On November 26, 2024, the U.S. Credit Agreement was amended, which, among other things, increased the borrowing limit from $300.0 million to $400.0 million and extended the maturity to November 26, 2029. See Note 4 of Notes to the Financial Statements - Unaudited in Item 1, "Financial Statements," for more information regarding the U.S. Credit Agreement. The Company expects the U.S. Credit Agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. Credit Agreement, less commitments of $0.4 million, has $149.6 million of availability. Additionally, the Company has short-term credit facilities of $26.9 million, less current borrowings of $6.2 million and commitments of $3.6 million, resulting in $17.1 million of current availability under these facilities at November 30, 2024. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Financing

The Company is party to the U.S. Credit Agreement and certain credit lines with various banks, including those related to film related obligations, as described in Note 4 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements." The Company had $250.0 million in outstanding borrowings under the U.S. Credit Agreement as of November 30, 2024. Subsequent to November 30, 2024, the Company repaid borrowings of $25.0 million under the U.S. Credit Agreement. As indicated above, on November 26, 2024, the Company amended the U.S. Credit Agreement, which included an increase in the maximum commitments, an increase in interest pricing margins and an extension of the maturity date. Subsequent to November 30, 2024, based on the Company's prevailing Consolidated Net Leverage Ratio, the Company expects the applicable margin on Base Rate Advances to be 0.75%, the applicable margin on SOFR Advances to be 1.75% , and the commitment fee rate to be 0.25%.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2024. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of November 30, 2024:

($ amounts in millions)	Fiscal Year Maturity
	2025 (1)	2026	2027	2028	2029	Thereafter	Total	Fair Value at 11/30/2024
Debt Obligations
Lines of credit and current portion of long-term debt	$6.2	$—	$—	$—	$—	$—	$6.2	$6.2
Average interest rate	4.2%	—	—	—	—	—
Long-term debt	$—	$—	$—	$—	$—	$250.0	$250.0	$250.0
Average interest rate	—	—	—	—	—	6.8%
Film related obligations	$3.8	$9.0	$6.9	$0.6	$1.3	$—	$21.6	$21.6
Average interest rate	6.6%	7.2%	6.8%	6.7%	6.7%	—
(1) Fiscal 2025 includes the remaining six months of the current fiscal year ending May 31, 2025.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2024, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ENTERTAINMENT

The Entertainment segment includes the development, production, distribution and licensing of kids and family film and television content. This segment creates, develops, and produces award-winning branded properties using owned or licensed IP through its creative affairs group. The Company has an in-house animation studio, Brown Bag Films, which is recognized for producing high-quality and popular programs such as “Doc McStuffins®,” “Daniel Tiger’s Neighborhood®,” “Octonauts®,” “Wild Kratts®,” "Blue's Clue's & You!®," and “The Magic School Bus Rides Again".

This segment is also responsible for exploiting the Company's film and television assets, which include a large television programming library based on the Company's IP as well as third party programs. The Company distributes its animated and, to a lesser extent, live-action programming through various domestic and international channels, including subscription video on demand (SVOD), linear TV (traditional broadcast) and advertising-based video on demand (AVOD) including YouTube.

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

The Company, through its economic control of 9 Story, presently benefits from significant Canadian government tax credits at both the federal and provincial level. The Company's entertainment business finances a significant portion of its production budgets from such government tax credits and certain anticipated government tax credits are used as collateral for the production loans. Pursuant to an opinion issued by the Minister of Canadian Heritage with respect to the Company’s investment in 9 Story, the Company anticipates that 9 Story will continue to be eligible for such tax credits. The Company could lose its Canadian government tax credits and incentives if the Canadian regulated business into which the Company has invested (9 Story) ceases to be controlled by Canadian nationals. In order to preserve the benefits, the Company's voting equity ownership of 9 Story is limited to 25% of the total voting equity shares outstanding. Further, 9 Story’s business is managed by a board of directors, a majority of whose members are Canadian nationals who are not otherwise affiliated with the Company, consistent with the Company’s representations to the Canadian Ministry of Heritage. There can be no assurance that the individual tax incentive programs currently available to the Company will not be reduced, amended, or eliminated or that the Company or any specific production will continue to qualify for them, any of which may have an adverse effect on the Company’s entertainment business, results of operations, or financial condition.

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

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended November 30, 2024:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
September 1 through September 30, 2024	—	—	—	$81.6
October 1 through October 31, 2024	185,378	$28.60	185,378	$76.6
November 1 through November 30, 2024	—	—	—	$76.6
Total	185,378		185,378	$76.6

(i) Represents the amount remaining at November 30, 2024 under the Board authorization for Common share repurchases announced on December 13, 2023 and the additional $54.6 Board authorization for Common share repurchases announced on March 20, 2024, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 12 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations.

SCHOLASTIC CORPORATION
Item 5. Other Information

During the three months ended November 30, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1*	Offer Letter dated July 11, 2022 between Jeffrey N. Matthews and Scholastic Inc.

10.2*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 16, 2024.

10.3*	Form of Performance Restricted Stock Unit Agreement under the Scholastic Corporation 2021 Stock Incentive Plan.

10.4*	Performance Stock Unit Agreement between Scholastic Corporation and Jeffrey N. Mathews, dated October 1, 2024.

10.5*	Restricted Stock Unit Agreement between Scholastic Corporation and Jeffrey N. Mathews, dated October 1, 2024.

10.6
Third Amendment, dated as of November 26, 2024, to the Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) by and between Scholastic Corporation and Scholastic Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Form 8-K filed December 3, 2024).

21	Subsidiaries of the Corporation, as of November 30, 2024.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2024 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

*The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED November 30, 2024
Exhibits Index

Exhibit Number	Description of Document

10.1*	Offer Letter dated July 11, 2022 between Jeffrey N. Matthews and Scholastic Inc.

10.2*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 16, 2024.

10.3*	Form of Performance Restricted Stock Unit Agreement under the Scholastic Corporation 2021 Stock Incentive Plan.

10.4*	Performance Stock Unit Agreement between Scholastic Corporation and Jeffrey N. Mathews, dated October 1, 2024.

10.5*	Restricted Stock Unit Agreement between Scholastic Corporation and Jeffrey N. Mathews, dated October 1, 2024.

10.6	Third Amendment, dated as of November 26, 2024, to the Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) by and between Scholastic Corporation and Scholastic Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Form 8-K filed December 3, 2024).

21	Subsidiaries of the Corporation, as of November 30, 2024.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2024 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

*The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: December 20, 2024	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2024	By:	/s/ Haji L. Glover

Haji L. Glover
Executive Vice President and Chief Financial Officer (Principal Financial Officer)