Form 10-Q
period 2025-02-28
SCHOLASTIC CORP
filed 2025-03-21
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	February 28, 2025	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of February 28, 2025
Common Stock, $0.01 par value	25,858,399
Class A Stock, $0.01 par value	828,100

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED February 28, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Revenues	$335.4	$323.7	$1,117.2	$1,114.8
Operating costs and expenses:
Cost of goods sold	154.6	148.7	511.5	512.8
Selling, general and administrative expenses	187.5	194.8	594.5	592.1
Depreciation and amortization	16.9	14.6	48.5	42.1
Asset impairments and write downs	0.3	0.5	0.4	0.5
Total operating costs and expenses	359.3	358.6	1,154.9	1,147.5
Operating income (loss)	(23.9)	(34.9)	(37.7)	(32.7)
Interest income (expense), net	(4.3)	0.6	(11.7)	2.4
Other components of net periodic benefit (cost)	(0.2)	(0.3)	(0.8)	(0.8)
Earnings (loss) before income taxes	(28.4)	(34.6)	(50.2)	(31.1)
Provision (benefit) for income taxes	(24.8)	(8.1)	(32.9)	(7.3)
Net income (loss)	$(3.6)	$(26.5)	$(17.3)	$(23.8)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(0.13)	$(0.91)	$(0.61)	$(0.80)
Diluted	$(0.13)	$(0.91)	$(0.61)	$(0.80)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net income (loss)	$(3.6)	$(26.5)	$(17.3)	$(23.8)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(8.0)	(0.4)	(11.7)	1.6
Pension and postretirement adjustments (net of tax)	0.1	0.2	0.5	0.5
Total other comprehensive income (loss), net	$(7.9)	$(0.2)	$(11.2)	$2.1
Comprehensive income (loss)	$(11.5)	$(26.7)	$(28.5)	$(21.7)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 28, 2025	May 31, 2024	February 29, 2024
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$94.7	$113.7	$110.4
Accounts receivable, net	255.9	235.0	253.0
Inventories, net	270.8	264.2	282.5
Income tax receivable	51.6	15.2	29.9
Tax credit receivable	19.8	—	—
Prepaid expenses and other current assets	64.2	48.8	52.9
Total current assets	757.0	676.9	728.7
Noncurrent Assets:
Property, plant and equipment, net	517.1	511.9	512.6
Prepublication costs, net	47.6	49.5	54.0
Investment in film and television programs, net	37.5	—	—
Operating lease right-of-use assets, net	98.8	99.1	91.6
Royalty advances, net	85.9	57.8	56.2
Goodwill	200.0	132.8	132.8
Other intangible assets, net	83.4	10.3	14.0
Noncurrent deferred income taxes	23.0	23.1	21.0
Other assets and deferred charges	111.0	109.8	104.3
Total noncurrent assets	1,204.3	994.3	986.5
Total assets	$1,961.3	$1,671.2	$1,715.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$5.8	$6.0	$31.5
Film related obligations	18.8	—	—
Accounts payable	133.5	138.5	126.1
Accrued royalties	85.1	48.5	75.1
Deferred revenue	205.2	161.1	193.8
Other accrued expenses	140.2	156.3	156.7
Accrued income taxes	2.6	1.9	2.7
Operating lease liabilities	25.5	22.4	22.6
Total current liabilities	616.7	534.7	608.5
Noncurrent Liabilities:
Long-term debt	275.0	—	—
Operating lease liabilities	84.4	89.2	79.4
Other noncurrent liabilities	43.9	29.2	29.7
Total noncurrent liabilities	403.3	118.4	109.1
Commitments and Contingencies (see Note 5)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 3.2 shares; Issued and Outstanding, 0.8 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 25.9, 27.4, and 27.8 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	605.3	604.6	603.0
Accumulated other comprehensive income (loss)	(63.7)	(52.5)	(53.7)
Retained earnings	989.5	1,023.7	993.5
Treasury stock, at cost: 17.1, 15.5 and 15.1 shares, respectively	(590.2)	(558.1)	(545.6)
Total stockholders’ equity	941.3	1,018.1	997.6
Total liabilities and stockholders’ equity	$1,961.3	$1,671.2	$1,715.2
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2023	1.7	$0.0	30.0	$0.4	$632.2	$(55.8)	$1,035.6	$(449.5)	$1,162.9	$1.6	$1,164.5
Net Income (loss)	—	—	—	—	—	—	(74.2)	—	(74.2)	—	(74.2)
Foreign currency translation adjustment	—	—	—	—	—	1.8	—	—	1.8	—	1.8
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.3	—	—	—	2.3	—	2.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	3.0	—	—	—	3.0	—	3.0
Purchases of treasury stock at cost	—	—	(0.8)	—	—	—	—	(36.2)	(36.2)	—	(36.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.3)	—	—	5.9	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Other (noncontrolling interest)	—	—	—	—	(0.5)	—	—	—	(0.5)	(1.6)	(2.1)
Balance at August 31, 2023	1.7	$0.0	29.3	$0.4	$632.7	$(53.8)	$955.1	$(479.8)	$1,054.6	$—	$1,054.6
Net Income (loss)	—	—	—	—	—	—	76.9	—	76.9	—	76.9
Foreign currency translation adjustment	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	4.1	—	—	—	4.1	—	4.1
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.6	—	—	—	0.6	—	0.6
Purchases of treasury stock at cost	—	—	(1.4)	—	—	—	—	(52.3)	(52.3)	—	(52.3)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(6.6)	—	—	7.5	0.9	—	0.9
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Balance at November 30, 2023	1.7	$0.0	28.2	$0.4	$630.8	$(53.5)	$1,026.0	$(524.6)	$1,079.1	$—	$1,079.1
Net Income (loss)	—	—	—	—	—	—	(26.5)	—	(26.5)	—	(26.5)
Foreign currency translation adjustment	—	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.3	—	—	—	2.3	—	2.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.5	—	—	—	2.5	—	2.5
Purchases of treasury stock at cost	—	—	(1.4)	—	—	—	—	(54.2)	(54.2)	—	(54.2)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.0)	—	—	4.6	0.6	—	0.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Other (share conversion)	(0.9)	—	0.9	—	(28.6)	—	—	28.6	—	—	—
Balance at February 29, 2024	0.8	$0.0	27.8	$0.4	$603.0	$(53.7)	$993.5	$(545.6)	$997.6	$—	$997.6

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2024	0.8	$0.0	27.4	$0.4	$604.6	$(52.5)	$1,023.7	$(558.1)	$1,018.1	$—	$1,018.1
Net Income (loss)	—	—	—	—	—	—	(62.5)	—	(62.5)	—	(62.5)
Foreign currency translation adjustment	—	—	—	—	—	8.2	—	—	8.2	—	8.2
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.2	—	—	—	2.2	—	2.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.1	—	—	—	0.1	—	0.1
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(5.0)	(5.0)	—	(5.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.6)	—	—	2.2	1.6	—	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.6)	—	(5.6)	—	(5.6)
Balance at August 31, 2024	0.8	$0.0	27.3	$0.4	$606.3	$(44.1)	$955.6	$(560.9)	$957.3	$—	$957.3
Net Income (loss)	—	—	—	—	—	—	48.8	—	48.8	—	48.8
Foreign currency translation adjustment	—	—	—	—	—	(11.9)	—	—	(11.9)	—	(11.9)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	2.1	—	—	—	2.1	—	2.1
Proceeds pursuant to stock-based compensation plans	—	—	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(5.0)	(5.0)	—	(5.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.4)	—	—	5.1	0.7	—	0.7
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.7)	—	(5.7)	—	(5.7)
Balance at November 30, 2024	0.8	$0.0	27.3	$0.4	$603.5	$(55.8)	$998.7	$(560.8)	$986.0	$—	$986.0
Net Income (loss)	—	—	—		—	—	(3.6)	—	(3.6)		(3.6)
Foreign currency translation adjustment	—	—	—	—	—	(8.0)	—	—	(8.0)	—	(8.0)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	2.4	—	—	—	2.4	—	2.4
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.1	—	—	—	0.1	—	0.1
Purchases of treasury stock at cost	—	—	(1.5)	—	—	—	—	(30.6)	(30.6)	—	(30.6)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.7)	—	—	1.2	0.5	—	0.5
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.6)	—	(5.6)	—	(5.6)
Balance at February 28, 2025	0.8	$0.0	25.9	$0.4	$605.3	$(63.7)	$989.5	$(590.2)	$941.3	$—	$941.3
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28,	February 29,
	2025	2024
Cash flows - operating activities:
Net income (loss)	$(17.3)	$(23.8)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	3.9	4.0
Provision for losses on inventory	12.6	15.7
Provision for losses on royalty advances	2.4	2.2
Amortization of prepublication costs	16.4	19.9
Amortization of film and television programs	8.2	—
Depreciation and amortization	57.8	49.2
Amortization of pension and postretirement plans	0.3	0.3
Deferred income taxes	0.0	0.2
Stock-based compensation	6.7	8.7
Income from equity-method investments	(0.8)	(0.1)
Non cash write off related to asset impairments and write downs	0.4	0.5
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(11.0)	21.2
Inventories	(22.1)	36.7
Income tax receivable	(36.0)	(21.0)
Tax credit receivable	12.1	—
Prepaid expenses and other current assets	(13.8)	(5.8)
Investment in film and television programs	(8.2)	—
Royalty advances	(30.8)	(1.5)
Accounts payable	(6.4)	(44.6)
Accrued royalties	30.8	22.3
Deferred revenue	34.1	24.7
Other accrued expenses	(25.0)	(15.3)
Accrued income taxes	0.7	(10.6)
Other, net	2.3	1.8
Net cash provided by (used in) operating activities	17.3	84.7
Cash flows - investing activities:
Prepublication expenditures	(15.8)	(17.2)
Additions to property, plant and equipment	(39.9)	(43.8)
Acquisitions, net of cash acquired	(176.2)	(6.4)
Purchase of noncontrolling interest	—	(2.1)
Other	(0.1)	—
Net cash provided by (used in) investing activities	(232.0)	(69.5)
Cash flows - financing activities:
Borrowings under lines of credit and long-term debt, net of debt issuance costs	303.1	52.9
Repayments of lines of credit and long-term debt	(29.6)	(27.5)
Borrowings under film related obligations	14.8	—
Repayments of film related obligations	(33.4)	—
Repayments of capital lease obligations	(1.4)	(1.7)
Reacquisition of common stock	(40.0)	(143.0)
Proceeds pursuant to stock-based compensation plans	1.2	8.7
Payment of dividends	(17.0)	(18.9)
Other	(0.1)	0.1
Net cash provided by (used in) financing activities	197.6	(129.4)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	0.1
Net increase (decrease) in cash and cash equivalents	(19.0)	(114.1)
Cash and cash equivalents at beginning of period	113.7	224.5
Cash and cash equivalents at end of period	$94.7	$110.4
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

The below significant accounting policies relate to the Company's entertainment business, which includes the operations of 9 Story and Scholastic Entertainment Inc. ("SEI"). Refer to Note 7, "Acquisitions" for further details regarding the acquisition of 9 Story.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

New Accounting Pronouncements

In November 2024, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses." This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU 2025-01,""Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date" to clarify the effective date of ASU 2024-03 for non-calendar year-end entities. ASU 2024-03 is effective for the Company's fiscal year 2028, and interim periods starting in fiscal year 2029. Early adoption is permitted. The amendments in this ASU are to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

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

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Book Clubs - U.S.	$15.2	$13.3	$51.1	$48.3
Book Fairs - U.S.	110.7	102.7	370.5	372.1
Trade - U.S. (1)	68.9	69.5	218.1	232.2
Trade - International (2)	8.5	7.6	36.0	35.3
Total Children's Book Publishing and Distribution	$203.3	$193.1	$675.7	$687.9

Education Solutions - U.S.	$57.2	$68.5	$184.1	$215.5
Total Education Solutions	$57.2	$68.5	$184.1	$215.5

Entertainment - U.S.	$1.0	$0.5	$3.9	$1.3
Entertainment - International (3)	11.8	—	42.3	—
Total Entertainment (1)	$12.8	$0.5	$46.2	$1.3

International - Major Markets (4)	$49.7	$48.0	$173.4	$171.2
International - Other Markets (5)	9.6	11.1	29.4	31.6
Total International	$59.3	$59.1	$202.8	$202.8

Overhead (6)	$2.8	$2.5	$8.4	$7.3
Total Overhead	$2.8	$2.5	$8.4	$7.3

Total	$335.4	$323.7	$1,117.2	$1,114.8
(1) The newly formed Entertainment segment includes the operations of SEI, which were included in the Children’s Book Publishing and Distribution segment in prior periods, and 9 Story. The financial results for SEI for the three and nine months ended February 29, 2024 have been reclassified to Entertainment to reflect this change.
(2) Primarily includes foreign rights and certain product sales in the UK.
(3) Primarily includes production, distribution and licensing revenues in Canada, Ireland and Indonesia.
(4) Includes Canada, UK, Australia and New Zealand.
(5) Primarily includes markets in Asia.
(6) Overhead includes rental income related to leased space in the Company's headquarters.

Estimated Returns

A liability for expected returns of $33.3, $33.1, and $38.3 is recorded within Other accrued expenses as of February 28, 2025, May 31, 2024, and February 29, 2024, respectively. In addition, a return asset of $3.8, $4.2, and $4.4 is recorded within Prepaid expenses and other current assets as of February 28, 2025, May 31, 2024, and February 29, 2024, respectively, for the recoverable cost of product estimated to be returned by customers.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities as of the dates indicated:

	February 28, 2025	May 31, 2024	February 29, 2024
Book fairs incentive credits	$116.8	$114.2	$109.9
Magazines+ subscriptions	28.1	4.6	30.5
U.S. digital subscriptions	15.3	15.6	16.8
U.S. education-related (1)	9.5	10.1	10.6
Media-related	7.3	0.0	0.1
Stored value cards	25.8	16.7	20.1
Other (2)	7.5	6.4	12.1
Total contract liabilities	$210.3	$167.6	$200.1
(1) Primarily includes contract liabilities related to contracts with school districts and professional services.
(2) Primarily includes contract liabilities related to various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. Contract liabilities of $205.2, $161.1 and $193.8 as of February 28, 2025, May 31, 2024 and February 29, 2024, respectively, are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $5.1, $6.5 and $6.3 of contract liabilities as of February 28, 2025, May 31, 2024 and February 29, 2024, respectively, are recorded within Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheet as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $35.1 and $106.2 for the three and nine months ended February 28, 2025, respectively, and $33.0 and $113.7 for the three and nine months ended February 29, 2024, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2024	$14.9
Provision (benefit)	0.9
Write-offs and other	(0.4)
Balance as of August 31, 2024	$15.4
Provision (benefit)	2.1
Write-offs and other	(2.6)
Balance as of November 30, 2024	$14.9
Provision (benefit)	0.9
Write-offs and other	(1.9)
Balance as of February 28, 2025	$13.9

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

•Education Solutions includes the publication and distribution to schools and libraries of children’s books, classroom magazines, print and digital supplemental and core classroom materials and related support services and print and online reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of one operating segment.

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

The following table sets forth the Company's revenue and operating income (loss) by segment for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Revenues
Children's Book Publishing and Distribution (1)	$203.3	$193.1	$675.7	$687.9
Education Solutions	57.2	68.5	184.1	215.5
Entertainment (1)	12.8	0.5	46.2	1.3
International	59.3	59.1	202.8	202.8
Overhead (2)	2.8	2.5	8.4	7.3
Total	$335.4	$323.7	$1,117.2	$1,114.8

Operating income (loss)
Children's Book Publishing and Distribution (1)	$7.6	$2.3	$73.1	$72.9
Education Solutions	(6.9)	(0.8)	(24.4)	(13.7)
Entertainment (1)	(3.9)	(3.1)	(9.1)	(4.4)
International	(2.1)	(5.9)	(4.7)	(6.1)
Overhead (2)	(18.6)	(27.4)	(72.6)	(81.4)
Total	$(23.9)	$(34.9)	$(37.7)	$(32.7)
(1) The newly formed Entertainment segment includes the operations of SEI, which were included in the Children’s Book Publishing and Distribution segment in prior periods, and 9 Story. The financial results for SEI for the three and nine months ended February 29, 2024 have been reclassified to Entertainment to reflect this change.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.

4. DEBT

The following table summarizes the carrying value of the Company's debt, excluding film related obligations, as of the dates indicated:

	February 28, 2025	May 31, 2024	February 29, 2024
US Revolving Credit Agreement	$275.0	$—	$25.0
Unsecured lines of credit	5.8	6.0	6.5
Total debt	$280.8	$6.0	$31.5
Less lines of credit, short-term debt and current portion of long-term debt	(5.8)	(6.0)	(31.5)
Total long-term debt	$275.0	$—	$—

The following table sets forth the maturities of the carrying values of the Company's debt obligations, excluding film related obligations, as of February 28, 2025 for the twelve month periods ended February 28:

2026	$5.8
2027	—
2028	—
2029	—
2030	275.0
Thereafter	—
Total Debt	$280.8

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

The Company incurred debt issuance costs of $1.6 in connection with the Amendment which are amortized over the term of the Credit Agreement. The current portion of these costs is recorded within Prepaid expenses and other current assets and the noncurrent portion is recorded within Other assets and deferred charges on the Company's Condensed Consolidated Balance Sheet.

The Credit Agreement provides for a $400.0 unsecured revolving credit facility and allows the Company to borrow, repay or prepay and reborrow at any time prior to the November 26, 2029 maturity date. The Credit Agreement also provides an unlimited basket for permitted payments of dividends and other distributions in respect of capital stock so long as the Corporation’s pro forma Consolidated Net Leverage Ratio, as defined in the Credit Agreement, is not in excess of 2.75:1.

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
- or -
•a Term SOFR Advance equal to the Term SOFR rate plus an applicable margin ranging from 1.625% to 1.875%, as determined by the Company’s prevailing Consolidated Net Leverage Ratio (as defined in the Credit Agreement).

As of February 28, 2025, the applicable margin on Base Rate Advances was 0.75% and the applicable margin on SOFR Advances was 1.75%.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Net Leverage Ratio. As of February 28, 2025, the commitment fee rate was 0.25%.

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

As of February 28, 2025, the Company had outstanding borrowings of $275.0 under the Credit Agreement at a weighted average interest rate of 6.1%. While this obligation is not due until the November 26, 2029 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. As of February 29, 2024, outstanding borrowings under the Credit Agreement were $25.0 at a weighted average interest rate of 6.8%.

The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At February 28, 2025, the Company had open standby letters of credit totaling $4.0 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.6 under the domestic credit lines discussed below.

Unsecured Lines of Credit

As of February 28, 2025, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of February 28, 2025, May 31, 2024 and February 29, 2024. As of February 28, 2025, availability under these unsecured money market bid rate credit lines totaled $6.4, excluding commitments of $3.6. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2025, the Company had various local currency international credit lines totaling $15.6 underwritten by banks primarily in the United States and the United Kingdom. Outstanding borrowings under these facilities were $5.8 at February 28, 2025 at a weighted average interest rate of 4.9%, compared to outstanding borrowings of $6.0 at May 31, 2024 at a weighted average interest rate of 4.5%, and $6.5 at February 29, 2024 at a weighted average interest rate of 3.8%. As of February 28, 2025, the amounts available under these facilities totaled $9.8. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

Film Related Obligations

The Company's entertainment business enters into credit facilities with third-party banks to obtain interim financing for certain productions. The interim production credit facilities are secured by an assignment and direction of specific production financing including tax credits and license contract receivables and are due on demand. As of February 28, 2025, interest is charged at the following rates:

•the bank prime rate plus a margin ranging from 0.50% to 0.75% for Canadian dollar loans;
•SOFR plus a margin ranging from 2.25% to 3.00% for U.S. dollar loans; and
•Euribor plus 2.00% for Euro loans.

As of February 28, 2025, outstanding borrowings under these facilities were $18.8 at a weighted average interest rate of 6.3%.

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

6. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net income (loss) attributable to Class A and Common Stockholders	$(3.6)	$(26.5)	$(17.3)	$(23.8)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	27.8	29.1	28.1	29.9
Dilutive effect of Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	—	—	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	27.8	29.1	28.1	29.9
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(0.13)	$(0.91)	$(0.61)	$(0.80)
Diluted	$(0.13)	$(0.91)	$(0.61)	$(0.80)
Anti-dilutive shares pursuant to stock-based compensation plans*	1.9	1.1	1.7	0.7
* The Company experienced a net loss for the three and nine months ended February 28, 2025 and therefore did not report any dilutive share impact. The following potential common shares were excluded from the loss per diluted share computation: outstanding options and restricted stock units of 2.7 million and 0.5 million, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 28, 2025	February 29, 2024
Options outstanding pursuant to stock-based compensation plans (in millions)	2.7	3.0

As of February 28, 2025, $46.6 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 12, "Treasury Stock", for a more complete description of the Company’s share buy-back program and Note 18, "Subsequent Events" for additional Board authorization for common share repurchases.

7. ACQUISITIONS

9 Story Acquisition

On June 20, 2024, the Company completed the acquisition of 100% of the economic interests in the form of non-voting shares and 25% of the voting shares of 9 Story, a leading independent creator, producer and distributor of premium children’s content based in Toronto, Canada, with studios or offices in New York, United States, Dublin, Ireland and Bali, Indonesia. The aggregate purchase price was $193.7, subject to further adjustment based on the final determination of purchase price adjustments, and was funded through borrowings under the U.S. Credit Agreement incurred during the first quarter of fiscal 2025. The acquisition of 9 Story further enhances the Company's development, production and licensing interests, expanding opportunities to leverage its brand and best-selling publishing and global children's franchises across print, screen and merchandising.

Pursuant to ASC Topic 810, Consolidation, 9 Story was determined to be a variable interest entity (VIE) and the Company was determined to be its primary beneficiary and therefore obtained a controlling financial interest over 9 Story. Accordingly, 9 Story has been consolidated into the Company's financial results.

9 Story met the definition of a business pursuant to ASC 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on currently available information. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Refer to Note 8, Goodwill and Other Intangibles, for details regarding measurement period adjustments recorded during the nine months ended February 28, 2025. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition, inclusive of measurement period adjustments:

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

The financial results of 9 Story, since the date of acquisition, were included in the Company's Condensed Consolidated Financial Statements as of February 28, 2025. 9 Story contributed total revenue of $44.2 and net loss of $8.3 from the date of acquisition on June 20, 2024 through February 28, 2025. The operations of 9 Story are reported in the Entertainment segment.

The following table summarizes the unaudited pro-forma consolidated results of operations for the three and nine months ended February 28, 2025 and February 29, 2024 as if the acquisition had occurred on June 1, 2023, the beginning of fiscal 2024:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Revenues	$335.4	$341.9	$1,122.9	$1,169.0
Net income (loss)	(3.6)	(29.3)	(19.1)	(34.2)

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

The Company incurred acquisition‑related costs of $0.5 and $2.6 for the three and nine months ended February 28, 2025, respectively, which were included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	February 28, 2025	May 31, 2024	February 29, 2024
Gross beginning balance	$172.4	$172.3	$172.3
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$132.8	$132.7	$132.7
Additions	70.1	—	—
Measurement period adjustments (1)	0.9	—	—
Foreign currency translation	(3.8)	0.1	0.1
Ending balance	$200.0	$132.8	$132.8
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

There were no impairment charges related to Goodwill in any of the periods presented.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table summarizes the activity in Other intangible assets for the periods indicated:

	February 28, 2025	May 31, 2024	February 29, 2024
Beginning balance - Other intangibles subject to amortization	$8.2	$7.8	$7.8
Additions	85.3	6.0	6.0
Amortization expense	(8.1)	(2.6)	(1.9)
Foreign currency translation	(4.1)	0.1	0.0
Impairments	—	(3.1)	—
Total other intangibles subject to amortization, net of accumulated amortization of $47.2, $39.1 and $38.4, respectively	$81.3	$8.2	$11.9
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangible assets, net	$83.4	$10.3	$14.0

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

In fiscal 2023, the Company acquired Learning Ovations, Inc., a U.S.-based education technology business, which resulted in the recognition of $4.1 of amortizable intangible assets. During fiscal 2024, the Company assessed the recoverability of these assets which was impacted by the shift to an evidenced-based approach to literacy instruction within the education market. An asset impairment of $3.1 was recognized in the fourth quarter of fiscal 2024. There were no impairment charges related to Other intangible assets in the nine months ended February 28, 2025 and February 29, 2024.

Other intangible assets with indefinite lives consist principally of trademark and trade name rights. Other intangible assets with definite lives consist principally of customer lists, customer contracts/relationships, intellectual property, trade names and internally developed software. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 8.6 years.

9. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	February 28, 2025	May 31, 2024	February 29, 2024	Segment
Equity method investments	$31.6	$31.5	$30.8	International
Equity method and other investments	6.6	6.0	6.0	Entertainment
Total Investments	$38.2	$37.5	$36.8

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

Income from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and totaled a loss of less than $0.1 and income of $0.8 for the three and nine months ended February 28, 2025, respectively, and a loss of $0.2 and income of $0.1 for the three and nine months ended February 29, 2024, respectively. The Company received dividends of $1.3 in the three and nine months ended February 29, 2024. The Company did not receive any dividends in the nine months ended February 28, 2025.

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

	UK Pension Plan		US Postretirement Benefits
	Three months ended		Three months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Components of net periodic benefit cost:
Interest cost	$0.4	$0.3	$0.1	$0.1
Expected return on assets	(0.3)	(0.2)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.3)	(0.3)
Amortization of net actuarial (gain) loss	0.4	0.4	(0.1)	0.0
Total	$0.5	$0.5	$(0.3)	$(0.2)

	UK Pension Plan		US Postretirement Benefits
	Nine months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Components of net periodic benefit cost:
Interest cost	$1.0	$1.0	$0.3	$0.3
Expected return on assets	(0.8)	(0.8)	—	—
Amortization of prior service (credit) loss	0.0	0.0	(0.7)	(0.7)
Amortization of net actuarial (gain) loss	1.1	1.0	(0.1)	0.0
Total	$1.3	$1.2	$(0.5)	$(0.4)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the future working lifetime.

The Company’s funding practice with respect to the UK Pension Plan is to contribute on an annual basis at least the minimum amounts required by applicable law. For the nine months ended February 28, 2025, the Company contributed $1.0 to the UK Pension Plan. The Company expects, based on actuarial calculations, to contribute cash of approximately $1.3 to the UK Pension Plan for the fiscal year ending May 31, 2025.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Stock option expense	$0.2	$0.6	$1.0	$3.6
Restricted stock unit expense	2.1	1.6	5.3	4.5
Management stock purchase plan	0.0	0.0	0.1	0.3
Employee stock purchase plan	0.1	0.1	0.3	0.3
Total stock-based compensation expense	$2.4	$2.3	$6.7	$8.7

During the second quarter of fiscal 2025, the Company granted performance-based restricted stock units to certain officers and senior management. Compensation expense is recognized over the requisite service period based on expected attainment of pre-established performance goals.

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.1	0.3	0.5

12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

The table below represents the Board authorization at the dates indicated:

Authorization	Amount
December 2023	66.2
March 2024	54.6
Total current Board authorizations	$120.8
Less repurchases made under these authorizations	(74.2)
Remaining Board authorization at February 28, 2025	$46.6

Remaining Board authorization at February 28, 2025 represents the amount remaining under the Board authorization for Common share repurchases announced on March 20, 2024, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 18, "Subsequent Events", for additional Board authorization for common share repurchases.

Repurchases of the Company's Common Stock were $30.6 and $40.6, including excise tax on share repurchases, during the three and nine months ended February 28, 2025, respectively. The Company's repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended February 28, 2025
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at November 30, 2024	$(50.6)	$(5.2)	$(55.8)
Other comprehensive income (loss) before reclassifications	(8.0)	—	(8.0)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.2)	(0.2)
Other comprehensive income (loss)	(8.0)	0.1	(7.9)
Ending balance at February 28, 2025	$(58.6)	$(5.1)	$(63.7)

	Three months ended February 29, 2024
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at November 30, 2023	$(48.0)	$(5.5)	$(53.5)
Other comprehensive income (loss) before reclassifications	(0.4)	—	(0.4)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.2)	(0.2)
Other comprehensive income (loss)	(0.4)	0.2	(0.2)
Ending balance at February 29, 2024	$(48.4)	$(5.3)	$(53.7)

	Nine months ended February 28, 2025
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2024	$(46.9)	$(5.6)	$(52.5)
Other comprehensive income (loss) before reclassifications	(11.7)	—	(11.7)
Less: amount reclassified from Accumulated other comprehensive income (loss)
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	1.0	1.0
Amortization of prior service (credit) cost (net of tax of $0.2)	—	(0.5)	(0.5)
Other comprehensive income (loss)	(11.7)	0.5	(11.2)
Ending balance at February 28, 2025	$(58.6)	$(5.1)	$(63.7)

	Nine months ended February 29, 2024
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2023	$(50.0)	$(5.8)	$(55.8)
Other comprehensive income (loss) before reclassifications	1.6	—	1.6
Less: amount reclassified from Accumulated other comprehensive income (loss)
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	1.0	1.0
Amortization of prior service (credit) cost (net of tax of $0.2)	—	(0.5)	(0.5)
Other comprehensive income (loss)	1.6	0.5	2.1
Ending balance at February 29, 2024	$(48.4)	$(5.3)	$(53.7)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended		Condensed Consolidated Statements of Operations line item
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Employee benefit plans:
Amortization of net actuarial loss	$0.3	$0.4	$1.0	$1.0	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.3)	(0.3)	(0.7)	(0.7)	Other components of net periodic benefit (cost)
Less: Tax effect	0.1	0.1	0.2	0.2	Provision (benefit) for income taxes
Total cost, net of tax	$0.1	$0.2	$0.5	$0.5

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

The Company's interim effective tax rate, inclusive of discrete items, for the three and nine month periods ended February 28, 2025 was 87.3% and 65.5%, respectively, compared to 23.4% and 23.5%, respectively, for the prior fiscal year period. The interim effective tax rate for the nine months ended February 28, 2025 varies from the statutory rate primarily due to the expected state and local income tax and non-deductible compensation for covered executive employees. Due to the seasonal nature of the business, the tax benefit on the operating loss for the nine months ended February 28, 2025 will be impacted by the Company's typically profitable fourth fiscal quarter.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts were $22.8 as of February 28, 2025 and

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
February 29, 2024. A net unrealized gain of $0.9 and $0.2 was recognized for the nine months ended February 28, 2025 and February 29, 2024, respectively.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	February 28, 2025	May 31, 2024	February 29, 2024
Accrued payroll, payroll taxes and benefits	$28.0	$32.9	$32.7
Accrued bonus and commissions	13.6	21.6	18.1
Returns liability	33.3	33.1	38.3
Accrued other taxes	18.7	23.0	19.9
Accrued advertising and promotions	6.2	5.7	7.9
Other accrued expenses	40.4	40.0	39.8
Total accrued expenses	$140.2	$156.3	$156.7

18. SUBSEQUENT EVENTS

On March 19, 2025, the Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2025. The dividend is payable on June 16, 2025 to shareholders of record as of the close of business on April 30, 2025.

On March 19, 2025, the Board also authorized an increase of $53.4 for Common share repurchases under the Company's share buy-back program, resulting in a current Board authorization of $100.0, which includes $46.6 remaining from the previous Board authorization.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the third quarter ended February 28, 2025 were $335.4 million, compared to $323.7 million in the prior fiscal year quarter, an increase of $11.7 million or 4%. The Company reported net loss per diluted share of Class A and Common Stock of $0.13 in the third quarter of fiscal 2025, compared to $0.91 in the prior fiscal year quarter.

During the third fiscal quarter, revenue growth was primarily driven by the contribution of 9 Story within the Entertainment segment. Despite increasing pressure on consumer spending which impacted the Children's Book Publishing and Distribution segment, revenues from School Reading Events increased over the prior year quarter while trade channel revenues remained consistent. The trade channel benefited from the release of the thirteenth book in Dav Pilkey’s global best-selling series, Dog Man®: Big Jim Begins, which also drove higher sales of backlist titles in the series, the benefit of which was offset by the general softness in the retail book market. While Education Solutions continued to be negatively impacted by the continued decline in spending on supplemental materials, the Company expects to launch new supplemental products over the summer for the next school year. Operating loss improved 32%, reflecting a reduction in discretionary overhead expenses and the higher revenues in the Children’s Book Publishing and Distribution segment, which more than offset the impact of lower sales in Education Solutions.

For the remainder of fiscal 2025, the Company expects increasing spending headwinds to continue to impact the trade channel resulting in softness in the retail book market as well as participation at book fairs. The Company expects new releases to benefit the trade channel in the fourth fiscal quarter, including the recently released fifth book in Suzanne Collins’ Hunger Games® series, Sunrise on the Reaping. Within the Entertainment segment, delays in production greenlights from major platforms are expected to impact production work in the near-term, however the Company remains focused on production and development work for video-on-demand platforms and making progress on Company-wide synergies which are expected to benefit the Entertainment segment in fiscal 2026 and beyond.

Results of Operations

Consolidated

Revenues for the quarter ended February 28, 2025 increased by $11.7 million to $335.4 million, compared to $323.7 million in the prior fiscal year quarter. Within the Children's Book Publishing and Distribution segment, revenues increased by $10.2 million, driven by increased revenues from School Reading Events as a result of higher fair count in the book fairs channel and higher revenue per sponsor and an increase in events in the book clubs channel. Trade channel revenues were consistent with the prior year as increased sales from the Dog Man® series, which included the latest release, Dog Man #13: Big Jim Begins, were offset by lower sales of backlist titles due to softness in the retail book market. In the Education Solutions segment, revenues decreased by $11.3 million primarily due to the continued decline in spending on supplemental materials, coupled with lower subscription revenues from Magazines+TM. In the Entertainment segment, revenues increased by $12.3 million, reflecting the addition of 9 Story. In local currency, International segment revenues increased by $2.9 million, primarily reflecting higher sales in Canada, the U.K. and New Zealand. International segment revenues were impacted by unfavorable foreign exchange of $2.7 million in the quarter ended February 28, 2025.

Revenues for the nine months ended February 28, 2025 increased by $2.4 million to $1,117.2 million, compared to $1,114.8 million in the prior fiscal year period. The overall increase in revenues was attributable to the Entertainment segment, which increased $44.9 million, reflecting the addition of 9 Story. Revenues in the Children's Book Publishing and Distribution segment decreased by $12.2 million, primarily driven by lower trade channel revenues which reflected the timing of new releases and softness in the retail book market, partially offset by increased revenues from School Reading Events as a result of higher revenue per sponsor and an increase in events in the book clubs channel. In the Education Solutions segment, revenues decreased by $31.4 million primarily due to the continued decline in spending on supplemental materials and lower subscription revenues from Magazines+. In local currency, International segment revenues increased by $1.0 million, primarily reflecting increased sales in Canada, the U.K. and New Zealand, partly offset by lower sales in Australia due to softness in the retail market. International segment revenues were impacted by unfavorable foreign exchange of $1.0 million in the period ended February 28, 2025.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Components of Cost of goods sold for the three and nine months ended February 28, 2025 and February 29, 2024 are as follows:

	Three months ended				Nine months ended
	February 28, 2025		February 29, 2024		February 28, 2025		February 29, 2024
($ amounts in millions)		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Product, service and production costs and inventory reserves	$87.4	26.1%	$83.5	25.8%	$294.4	26.3%	$299.3	26.9%
Royalty and participation costs	28.5	8.5%	26.9	8.3%	91.2	8.2%	90.5	8.1%
Prepublication and production amortization	7.2	2.1%	6.7	2.1%	24.6	2.2%	20.6	1.8%
Postage, freight, shipping, fulfillment and other	31.5	9.4%	31.6	9.7%	101.3	9.1%	102.4	9.2%
Total	$154.6	46.1%	$148.7	45.9%	$511.5	45.8%	$512.8	46.0%

Cost of goods sold for the quarter ended February 28, 2025 was $154.6 million, or 46.1% of revenues, compared to $148.7 million, or 45.9% of revenues, in the prior fiscal year quarter. Cost of goods sold was impacted by the addition of production and participation costs which were not present in the prior period as a result of the 9 Story acquisition in fiscal 2025. This increase was largely offset by the favorable mix of product sold in the quarter ended February 28, 2025, which resulted in lower product costs, primarily in the U.K. and New Zealand.

Cost of goods sold for the nine months ended February 28, 2025 was $511.5 million, or 45.8% of revenues, compared to $512.8 million, or 46.0% of revenues, in the prior fiscal year period. Cost of goods sold benefited from favorable product mix in the U.S. trade and book fairs channels as well as in the U.K. and New Zealand, which resulted in lower product costs, partly offset by the addition of production costs as a result of the 9 Story acquisition. The Company does not expect the remainder of fiscal 2025 to be materially impacted by the current tariff increases.

Selling, general and administrative expenses for the quarter ended February 28, 2025 decreased to $187.5 million, compared to $194.8 million in the prior fiscal year quarter. The $7.3 million decrease was primarily attributable to lower employee-related costs within overhead, lower commission expense and external labor costs within Education Solutions and a decrease in transaction costs related to the 9 Story acquisition of $2.5 million. This was partially offset by higher operating expenses from the addition of 9 Story and an increase in severance expense of $1.0 million from the Company's cost-saving initiatives.

Selling, general and administrative expenses for the nine months ended February 28, 2025 increased to $594.5 million, compared to $592.1 million in the prior fiscal year period. The $2.4 million increase was primarily attributable to the addition of 9 Story, which resulted in higher operating expenses in the period ended February 28, 2025, partially offset by $0.3 million of lower severance expense from cost-saving initiatives and lower commission expense and external labor costs within Education Solutions.

Depreciation and amortization expenses for the three and nine months ended February 28, 2025 were $16.9 million and $48.5 million, respectively, compared to $14.6 million and $42.1 million, respectively, in the prior fiscal year periods. The increase in Depreciation and amortization was primarily due to amortization expense on the intangible assets acquired as a result of the 9 Story acquisition. The Company also continues to shift spending to cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses rather than Depreciation and amortization. Amortization related to cloud computing arrangements for the nine months ended February 28, 2025 increased by $2.0 million compared to the prior fiscal year period as a result of assets placed into service during fiscal 2024 and during the first half of fiscal 2025.

Asset impairments for the three and nine months ended February 28, 2025 were $0.3 million and $0.4 million, respectively, primarily related to the early exit of leased office space within the Entertainment segment. Asset impairments for the three and nine months ended February 29, 2024 were $0.5 million, primarily related to the early exit of leased sales office space within the Children's Book Publishing and Distribution segment.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Interest expense for the three and nine months ended February 28, 2025 was $4.7 million and $13.4 million, respectively, compared to $0.5 million and $1.3 million, respectively, in the prior fiscal year periods. The increase in interest expense was due to borrowings under the U.S. Credit Agreement incurred during the first quarter of fiscal 2025 to fund the 9 Story acquisition. Interest expense is expected to increase by a similar amount for the fourth quarter of fiscal 2025.

Interest income for the three and nine months ended February 28, 2025 was $0.4 million and $1.7 million, respectively, compared to $1.1 million and $3.7 million, respectively, in the prior fiscal year periods. The decrease in interest income was attributable to lower average short term investment balances in the period ended February 28, 2025. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

The Company's interim effective tax rate, inclusive of discrete items, for the three and nine months ended February 28, 2025 was 87.3% and 65.5%, respectively, compared to 23.4% and 23.5%, respectively, for the prior fiscal year periods. The interim effective tax rate for the nine months ended February 28, 2025 varies from the statutory rate primarily due to the expected state and local income tax and non-deductible compensation for covered executive employees. Due to the seasonal nature of the business, the tax benefit on the operating loss for the nine months ended February 28, 2025 will be impacted by the Company's typically profitable fourth fiscal quarter.

Net loss for the quarter ended February 28, 2025 improved by $22.9 million to $3.6 million, compared to a net loss of $26.5 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $0.13 for the fiscal quarter ended February 28, 2025, compared to $0.91 in the prior fiscal year quarter.

Net loss for the nine months ended February 28, 2025 improved by $6.5 million to $17.3 million compared to a net loss of $23.8 million in the prior fiscal year period. Loss per basic and diluted share of Class A and Common Stock was $0.61 for the nine months ended February 28, 2025, compared to $0.80 in the prior fiscal year period.

Children’s Book Publishing and Distribution

	Three months ended				Nine months ended
	February 28,	February 29,	$	%	February 28,	February 29,	$	%
($ amounts in millions)	2025	2024	Change	Change	2025	2024	Change	Change
Revenues	$203.3	$193.1	$10.2	5.3%	$675.7	$687.9	$(12.2)	(1.8)%
Cost of goods sold	92.0	87.5	4.5	5.1%	294.2	306.9	(12.7)	(4.1)%
Other operating expenses (1)	103.7	102.8	0.9	0.9%	308.4	307.6	0.8	0.3%
Asset impairments	—	0.5	(0.5)	(100.0)%	—	0.5	(0.5)	(100.0)%
Operating income (loss)	$7.6	$2.3	$5.3	NM	$73.1	$72.9	$0.2	0.3%
Operating margin	3.7%	1.2%			10.8%	10.6%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 28, 2025 increased by $10.2 million to $203.3 million, compared to $193.1 million in the prior fiscal year quarter. The increase in segment revenues was primarily driven by increased revenues from School Reading Events of $9.9 million. Book fairs channel revenues increased $8.0 million, driven by higher fair count as a larger number of fall-season fairs occurred in December compared to the prior year period. Revenue per fair was consistent with the prior fiscal year quarter. Book clubs channel revenues increased $1.9 million as a result of higher revenue per sponsor and an increase in events. Trade channel revenues were relatively consistent with the prior fiscal year quarter, increasing $0.3 million. In the quarter ended February 28, 2025, the Company benefited from increased sales from the Dog Man® series, which included the latest release, Dog Man #13: Big Jim Begins, in addition to sales of deluxe editions of titles in the Hunger Games® series and the release of Wings of Fire GraphixTM Novel #8: Escaping Peril. This was offset by lower sales of backlist titles reflecting continued softness in the retail book market.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Revenues for the nine months ended February 28, 2025 decreased by $12.2 million to $675.7 million, compared to $687.9 million in the prior fiscal year period. Trade channel revenues decreased $13.4 million, primarily due to lower sales of backlist titles reflecting continued softness in the retail book market and the timing of new releases as the prior year period benefited from the release of several frontlist titles, including Cat Kid Comic Club®: Influencers, the interactive edition of Harry Potter and the Prisoner of Azkaban, and the paperback edition of The Ballad of Songbirds and Snakes. This decline was partially offset by increased sales from the Dog Man series, which included the latest release, Dog Man #13: Big Jim Begins, and increased foreign rights sales in the period ended February 28, 2025. The overall decrease in segment revenues was partially offset by increased revenues from School Reading Events of $1.2 million. Book clubs channel revenues increased by $2.8 million, driven by higher revenue per sponsor and an increase in events. Book fairs channel revenues decreased $1.6 million as a result of slightly lower revenue per fair, due to the addition of smaller fairs, and decreased redemptions of book fairs incentive credits, partially offset by higher fair count.

Cost of goods sold for the quarter ended February 28, 2025 was $92.0 million, or 45.3% of revenues, which was comparable to $87.5 million, or 45.3% of revenues, in the prior fiscal year quarter.

Cost of goods sold for the nine months ended February 28, 2025 was $294.2 million, or 43.5% of revenues, compared to $306.9 million, or 44.6% of revenues, in the prior fiscal year period. Cost of goods sold benefited from the mix of product sold in the period ended February 28, 2025, which included higher foreign rights sales in the trade channel and redemptions of book fair incentive credits for lower cost products, as well as lower print costs in the book fairs channel.

Other operating expenses for the three and nine months ended February 28, 2025 were $103.7 million and $308.4 million, respectively, compared to $102.8 million and $307.6 million, respectively, in the prior fiscal year periods. The increase in Other operating expenses was primarily attributable to higher distribution costs within the book fairs channel.

Asset impairments for the three and nine months ended February 29, 2024 were $0.5 million. The Company ceased use of a leased sales office space, as a result of which the Company recognized an impairment expense of $0.5 million in the third quarter of fiscal 2024.

Segment operating income for the quarter ended February 28, 2025 was $7.6 million, compared to $2.3 million in the prior fiscal year quarter. The $5.3 million improvement was primarily attributable to higher revenues from School Reading Events, primarily driven by higher fair count in the book fairs channel.

Segment operating income for the nine months ended February 28, 2025 was $73.1 million, compared to $72.9 million in the prior fiscal year period. Lower revenues, primarily within the trade channel due to softness in the retail book market, were offset by lower product costs associated with the mix of product sold in the period ended February 28, 2025 and lower print costs in the book fairs channel.

Education Solutions

	Three months ended				Nine months ended
	February 28,	February 29,	$	%	February 28,	February 29,	$	%
($ amounts in millions)	2025	2024	Change	Change	2025	2024	Change	Change
Revenues	$57.2	$68.5	$(11.3)	(16.5)%	$184.1	$215.5	$(31.4)	(14.6)%
Cost of goods sold	23.0	26.2	(3.2)	(12.2)%	77.7	89.5	(11.8)	(13.2)%
Other operating expenses (1)	41.1	43.1	(2.0)	(4.6)%	130.8	139.7	(8.9)	(6.4)%
Operating income (loss)	$(6.9)	$(0.8)	$(6.1)	NM	$(24.4)	$(13.7)	$(10.7)	(78.1)%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 28, 2025 decreased by $11.3 million to $57.2 million, compared to $68.5 million in the prior fiscal year quarter. The decrease in segment revenues was primarily driven by the continued impact of market conditions as school districts have decreased spending on supplemental programs due to a focus on the adoption and implementation of new evidence-based core programs. The decrease in revenues was also attributable to lower subscription revenues from Magazines+ and lower revenues from

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
community literacy programs. Revenues from sponsored programs were consistent with the prior fiscal year quarter.

Revenues for the nine months ended February 28, 2025 decreased by $31.4 million to $184.1 million, compared to $215.5 million in the prior fiscal year period. The decrease in segment revenues was primarily driven by the continued impact of market conditions as school districts focus on adopting and implementing new evidence-based core programs and decrease spending on supplemental materials. In addition, subscription revenues from Magazines+ and revenues from community literacy programs decreased from the prior fiscal year period. Partially offsetting the decline, the segment benefited from increased sales of the Company's Ready4ReadingTM phonics curriculum and increased revenues from sponsored programs in the first quarter.

Cost of goods sold for the quarter ended February 28, 2025 was $23.0 million, or 40.2% of revenues, compared to $26.2 million, or 38.2% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues increased due to higher outbound freight costs related to sponsored programs and higher product costs associated with the mix of products sold during the quarter ended February 28, 2025. This was partially offset by lower prepublication amortization as a result of the impairment of certain education products in fiscal 2024.

Cost of goods sold for the nine months ended February 28, 2025 was $77.7 million, or 42.2% of revenues, compared to $89.5 million, or 41.5% of revenues, in the prior fiscal year period. Cost of goods sold as a percentage of revenues increased due to higher outbound freight costs related to sponsored programs, which was substantially offset by lower prepublication amortization as a result of the impairment of certain education products in fiscal 2024.

Other operating expenses for the three and nine months ended February 28, 2025 were $41.1 million and $130.8 million, respectively, compared to $43.1 million and $139.7 million, respectively, in the prior fiscal year periods. The decrease in Other operating expenses was primarily attributable to lower commission expense driven by the lower revenues, lower external labor costs and decreased marketing spend.

Segment operating loss for the quarter ended February 28, 2025 was $6.9 million, compared to $0.8 million in the prior fiscal year quarter. Segment operating loss for the nine months ended February 28, 2025 was $24.4 million, compared to $13.7 million in the prior fiscal year period. The decline was driven by lower revenues, primarily attributable to the market conditions which resulted in decreased spending on supplemental materials and lower subscription revenues from Magazines+, partially offset by lower external labor costs.

Entertainment

	Three months ended			Nine months ended
	February 28,	February 29,	$	February 28,	February 29,	$
($ amounts in millions)	2025	2024	Change	2025	2024	Change
Revenues	$12.8	$0.5	$12.3	$46.2	$1.3	$44.9
Cost of goods sold	7.2	0.0	7.2	26.1	0.0	26.1
Other operating expenses (1)	9.2	3.6	5.6	28.9	5.7	23.2
Asset impairments	0.3	—	0.3	0.3	—	0.3
Operating income (loss)	$(3.9)	$(3.1)	$(0.8)	$(9.1)	$(4.4)	$(4.7)
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

The Entertainment segment includes the operations of 9 Story and Scholastic Entertainment Inc. ("SEI"). SEI was reported in the Children's Book Publishing and Distribution segment in prior periods. The financial results for SEI for the three months and nine months ended February 29, 2024 have been reclassified to Entertainment to reflect this change. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements" for further details regarding the acquisition of 9 Story.

Revenues for the three and nine months ended February 28, 2025 were $12.8 million and $46.2 million, respectively, compared to $0.5 million and $1.3 million, respectively, in the prior fiscal year period. The increase reflected the addition of 9 Story from the date of acquisition on June 20, 2024 through February 28, 2025 in which a majority of the revenues were driven by production revenue related to episodic deliveries, production

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
services provided to third parties and, to a lesser extent, revenues from royalties and distribution. Entertainment revenues have been impacted by delays in production greenlights from major platforms.

Cost of goods sold for the three and nine months ended February 28, 2025 was $7.2 million, or 56.3% of revenues, and $26.1 million, or 56.5% of revenues, respectively. Cost of goods sold primarily consists of production costs and amortization, participation expenses and interest on film related obligations.

Other operating expenses for the three months ended February 28, 2025 were $9.2 million, which included transaction costs of $0.5 million related to the 9 Story acquisition and severance expense of $0.7 million related to cost-saving initiatives. Other operating expenses for the three months ended February 29, 2024 were $3.6 million, which included transaction costs of $3.0 million related to the 9 Story acquisition.

Other operating expenses for the nine months ended February 28, 2025 were $28.9 million, which included transaction costs of $2.6 million related to the 9 Story acquisition and severance expense of $1.1 million related to cost-saving initiatives. Other operating expenses for the nine months ended February 29, 2024 were $5.7 million, which included transaction costs of $3.0 million related to the 9 Story acquisition.

Asset impairments for the three and nine months ended February 28, 2025 were $0.3 million. The Company ceased use of a leased office space as a result of which the Company recognized an impairment expense of $0.3 million in the third quarter of fiscal 2025.

Segment operating loss for the three and nine months ended February 28, 2025 was $3.9 million and $9.1 million, respectively.

International

	Three months ended				Nine months ended
	February 28,	February 29,	$	%	February 28,	February 29,	$	%
($ amounts in millions)	2025	2024	Change	Change	2025	2024	Change	Change
Revenues	$59.3	$59.1	$0.2	0.3%	$202.8	$202.8	$0.0	0.0%
Cost of goods sold	33.8	36.5	(2.7)	(7.4)%	118.0	121.3	(3.3)	(2.7)%
Other operating expenses (1)	27.6	28.5	(0.9)	(3.2)%	89.5	87.6	1.9	2.2%
Operating income (loss)	$(2.1)	$(5.9)	$3.8	64.4%	$(4.7)	$(6.1)	$1.4	23.0%
(1) Other operating expenses include selling, general and administrative expenses, bad debt expenses, severance and depreciation and amortization.

Revenues for the quarter ended February 28, 2025 increased by $0.2 million to $59.3 million, compared to $59.1 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations increased by $2.9 million, excluding unfavorable foreign exchange impact of $2.7 million. In Australia and New Zealand, local currency revenues increased $1.8 million, driven by increased sales of education products in New Zealand, which more than offset lower revenues in Australia. In the U.K., local currency revenues increased $1.2 million, primarily within the trade channel, driven by higher sales of titles within Dav Pilkey's Dog Man series, which included the latest release, Dog Man #13: Big Jim Begins. In Canada, local currency revenues increased $1.2 million driven by higher revenues from the trade and book clubs channels, partially offset by lower book fairs channel sales. The overall increase in segment revenues was partially offset by a $0.6 million decrease in local currency revenues in Asia, primarily within the trade and education channels, partly offset by growth in India, as well as lower export channel sales of $0.7 million.

Revenues for the nine months ended February 28, 2025 and February 29, 2024 were $202.8 million. Local currency revenues across the Company's foreign operations increased by $1.0 million, excluding unfavorable foreign exchange impact of $1.0 million. In the U.K., local currency revenues increased $2.5 million, primarily driven by higher sales in the trade channel which benefited from the release of Jonty Gentoo: The Adventures of a Penguin by Julia Donaldson and Axel Scheffler and Dog Man #13: Big Jim Begins by Dav Pilkey as well as higher fair count in the book fairs channel. In Canada, local currency revenues increased $0.8 million, driven by higher sales from the book clubs channels, partially offset by lower sales of education products. Canada also benefited from lower trade sales returns from its major customers which partially offset the decline in trade channel sales. Partially offsetting the increase in segment revenues, local currency revenues in Australia and New

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Zealand decreased $0.2 million as increased sales of education products in New Zealand were more than offset by lower revenues in Australia, primarily due to continued softness in the retail market. In Asia, local currency revenues decreased $0.5 million due to lower sales within the trade and education channels, partially offset by growth in India. In addition, export channel revenues decreased $1.6 million as compared to the prior fiscal year period.

Cost of goods sold for the quarter ended February 28, 2025 was $33.8 million, or 57.0% of revenues, compared to $36.5 million, or 61.8% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues decreased as a result of lower product costs in the U.K. and New Zealand due to the mix of product sold in the quarter ended February 28, 2025, coupled with lower excess and obsolete inventory in Canada as a result of improved inventory usage.

Cost of goods sold for the nine months ended February 28, 2025 was $118.0 million, or 58.2% of revenues, compared to $121.3 million, or 59.8% of revenues, in the prior fiscal year period. Cost of goods sold as a percentage of revenues decreased as a result of lower product costs in the U.K. and New Zealand due to the mix of product sold in the period ended February 28, 2025, partly offset by increased fulfillment costs in Australia on lower revenues.

Other operating expenses for the three months ended February 28, 2025 were $27.6 million, compared to $28.5 million in the prior fiscal year quarter. Excluding favorable foreign exchange impact of $1.2 million, Other operating expenses were consistent with the prior quarter.

Other operating expenses for the nine months ended February 28, 2025 were $89.5 million, compared to $87.6 million in the prior fiscal year period. The $1.9 million increase in Other operating expenses was primarily due to higher general overhead costs and higher severance expense from the Company's cost-saving initiatives of $0.3 million in which the Company incurred $1.5 million in Asia in the period ended February 28, 2025, compared to $1.2 million in Canada in the prior fiscal year period.

Segment operating loss for the quarter ended February 28, 2025 was $2.1 million, compared to an operating loss of $5.9 million in the prior fiscal year quarter. The $3.8 million improvement was primarily attributable to higher revenues in Canada, the U.K. and New Zealand, coupled with lower product costs associated with the mix of product sold in the quarter ended February 28, 2025 and improved profitability in Canada which benefited from operating efficiencies.

Segment operating loss for the nine months ended February 28, 2025 was $4.7 million compared to an operating loss of $6.1 million in the prior fiscal year period. The $1.4 million improvement was primarily attributable to higher revenues in Canada, the U.K. and New Zealand, coupled with lower product costs associated with the mix of product sold in the period ended February 28, 2025 and improved profitability in Canada which benefited from operating efficiencies and lower trade sales returns. This improvement was partially offset by higher general overhead costs and lower profitability from Australia due to lower revenues and higher fulfillment costs.

Overhead

Unallocated overhead expense for the quarter ended February 28, 2025 decreased by $8.8 million to $18.6 million, from $27.4 million in the prior fiscal year quarter. The decrease was primarily attributable to lower employee-related costs, which were partially offset by increased severance expense of $0.2 million related to the Company's cost-savings initiatives and higher medical costs, as well as higher rental income of $0.3 million.

Unallocated overhead expense for the nine months ended February 28, 2025 decreased by $8.8 million to $72.6 million, from $81.4 million in the prior year period. The decrease was primarily attributable to lower employee-related costs, which included lower severance expense of $1.7 million related to the Company's cost-savings initiatives, partially offset by higher medical costs. In addition, the Company benefited from higher rental income of $1.1 million as a result of a new tenant leasing space in the Company's headquarters.

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

Liquidity and Capital Resources

Cash provided by operating activities was $17.3 million for the nine months ended February 28, 2025, compared to cash provided by operating activities of $84.7 million for the prior fiscal year period, representing a decrease in cash provided by operating activities of $67.4 million. The decrease in cash provided was primarily driven by lower customer remittances and increased inventory purchases and royalty advance payments in the period ended February 28, 2025, as well as increased medical claim payments, interest payments related to the Company's borrowings and higher spending in Entertainment due to the acquisition of 9 Story in fiscal 2025. This was partially offset by lower tax payments and lower discretionary spending in the period ended February 28, 2025.

Cash used in investing activities was $232.0 million for the nine months ended February 28, 2025, compared to cash used in investing activities of $69.5 million in the prior fiscal year period, representing an increase in cash used in investing activities of $162.5 million. The increase in cash used was driven by the cash paid for the 9 Story acquisition of $176.2 million, net of cash acquired, during the nine months ended February 28, 2025, as compared to the prior year period in which the Company acquired certain amortizable intangible assets related to educational programs and a U.S.-based children's book publishing business for $6.0 million and purchased the remaining noncontrolling interest related to Make Believe Ideas Limited for $2.1 million. This was partially offset by lower capital expenditures of $3.9 million.

Cash provided by financing activities was $197.6 million for the nine months ended February 28, 2025, compared to cash used in financing activities of $129.4 million for the prior fiscal year period, representing an increase in cash provided by financing activities of $327.0 million. The increase in cash provided was primarily attributable to borrowings of $275 million under the U.S. Credit Agreement incurred during the nine months ended February 28, 2025 to fund the 9 Story acquisition and working capital needs. In addition, the Company repurchased common stock of $40.0 million, compared to repurchases of $143.0 million in the prior fiscal year quarter, which also resulted in lower dividends of $1.9 million, partially offset by $18.6 million of net repayments of film related obligations in the nine months ended February 28, 2025.

Cash Position

The Company’s cash and cash equivalents totaled $94.7 million at February 28, 2025, $113.7 million at May 31, 2024 and $110.4 million at February 29, 2024. Cash and cash equivalents held by the Company’s U.S. operations totaled $41.0 million at February 28, 2025, $54.9 million at May 31, 2024 and $66.2 million at February 29, 2024. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. Under the Company's open-market buy-back program, $46.6 million remained available for future purchases of common shares as of February 28, 2025. Subsequent to February 28, 2025, the Board authorized an increase of $53.4 million for common share repurchases, resulting in a current Board authorization of $100 million, which includes the remaining amount from the previous Board authorization.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
of February 28, 2025, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $94.7 million, cash from operations and the Company's U.S. Credit Agreement. On November 26, 2024, the U.S. Credit Agreement was amended, which, among other things, increased the borrowing limit from $300 million to $400 million and extended the maturity to November 26, 2029. See Note 4 of Notes to the Financial Statements - Unaudited in Item 1, "Financial Statements," for more information regarding the U.S. Credit Agreement. The Company expects the U.S. Credit Agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. Credit Agreement, less borrowings of $275.0 million and commitments of $0.4 million, has $124.6 million of availability. Additionally, the Company has short-term credit facilities of $25.6 million, less current borrowings of $5.8 million and commitments of $3.6 million, resulting in $16.2 million of current availability under these facilities at February 28, 2025. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 28, 2025. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of February 28, 2025:

($ amounts in millions)	Fiscal Year Maturity
	2025 (1)	2026	2027	2028	2029	Thereafter	Total	Fair Value at 02/28/2025
Debt Obligations
Lines of credit and current portion of long-term debt	$—	$5.8	$—	$—	$—	$—	$5.8	$5.8
Average interest rate	—	4.9%	—	—	—	—
Long-term debt	$—	$—	$—	$—	$—	$275.0	$275.0	$275.0
Average interest rate	—	—	—	—	—	6.1%
Film related obligations (2)	$1.9	$6.7	$7.4	$0.7	$2.1	$—	$18.8	$18.8
Average interest rate	5.6%	6.5%	6.4%	6.0%	5.8%	—
(1) Fiscal 2025 includes the remaining three months of the current fiscal year ending May 31, 2025.
(2) Film related obligations are due on demand. Outstanding borrowings are presented by fiscal year maturity based on expected repayment dates per loan agreements.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2025, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Company categorizes its businesses into four reportable segments: Children's Book Publishing and Distribution, Education Solutions, International and the newly formed Entertainment segment. The Entertainment segment includes the operations of 9 Story Media Group Inc. as acquired on June 20, 2024, including its studios in Canada, Ireland and Indonesia ("9 Story"), and Scholastic Entertainment Inc. ("SEI"). SEI was reported in the Children's Book Publishing and Distribution segment in prior periods. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements" for further details regarding the acquisition of 9 Story. There have been no other changes to the Company's segments. A description of the Entertainment segment is below.

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

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended February 28, 2025:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
December 1, 2024 through December 31, 2024	235,336	$21.23	235,336	$71.6
January 1, 2025 through January 31, 2025	237,344	$21.05	237,344	$66.6
February 1, 2025 through February 28, 2025	977,594	$20.44	977,594	$46.6
Total	1,450,274		1,450,274	$46.6
(i) Represents the amount remaining at February 28, 2025 under the Board authorization for Common share repurchases announced on March 20, 2024, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 12 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations. Subsequent to February 28, 2025, the Board authorized an increase of $53.4 million for common stock repurchases, resulting in a current Board authorization of $100 million, which includes the remaining amount from the previous Board authorization.

SCHOLASTIC CORPORATION
Item 5. Other Information

During the three months ended February 28, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1*	Letter Agreement dated January 30, 2025 between Peter Warwick and the Company.

10.2
Third Amendment, dated as of November 26, 2024, to the Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) by and between Scholastic Corporation and Scholastic Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Form 8-K filed December 3, 2024).

21	Subsidiaries of the Corporation, as of February 28, 2025.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2025 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

*The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED February 28, 2025
Exhibits Index

Exhibit Number	Description of Document

10.1*	Letter Agreement dated January 30, 2025 between Peter Warwick and the Company.

10.2
Third Amendment, dated as of November 26, 2024, to the Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) by and between Scholastic Corporation and Scholastic Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Form 8-K filed December 3, 2024).

21	Subsidiaries of the Corporation, as of February 28, 2025.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2025 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: March 21, 2025	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2025	By:	/s/ Haji L. Glover

Haji L. Glover
Executive Vice President and Chief Financial Officer (Principal Financial Officer)