Form 10-K
period 2025-05-31
SCHOLASTIC CORP
filed 2025-07-25
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	May 31, 2025	Commission File No.	000-19860
Scholastic Corporation
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 343-6100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2024, was approximately $636,700,000. As of such date, non-affiliates held no shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2025 was as follows:

Title of each class	Number of shares outstanding as of June 30, 2025
Common Stock, $0.01 par value	24,221,581
Class A Stock, $0.01 par value	828,100

Documents Incorporated By Reference

    Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 17, 2025.

Part I

Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of entertaining literary and educational children’s media. The Company creates quality print, digital and audio books, learning materials and programs, classroom magazines and other products that, in combination, offer children, families and educators engaging and comprehensive solutions to support children’s learning and reading both at home and at school. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, retail stores and the internet, as well as directly to schools and libraries. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Ireland, Australia, New Zealand and Asia and, through its export business, sells products in approximately 130 international locations.

Segments

The Company categorizes its businesses into four reportable segments: Children’s Book Publishing and Distribution; Education Solutions; Entertainment; and International.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

(Amounts in millions)
	2025	2024	2023
Children’s Book Publishing and Distribution	$963.9	$953.3	$1,019.0
Education Solutions	309.8	351.2	386.6
Entertainment (1)	61.0	1.9	19.0
International	279.6	273.6	279.4
Overhead (2)	11.2	9.7	—
Total	$1,625.5	$1,589.7	$1,704.0
(1) The Entertainment segment includes the operations of 9 Story Media Group Inc. as acquired on June 20, 2024, including its studios in Canada, Ireland and Indonesia ("9 Story"), and Scholastic Entertainment Inc. ("SEI"). SEI was reported in the Children's Book Publishing and Distribution segment in prior periods. The financial results for SEI for the fiscal years presented have been reclassified to Entertainment to reflect this change.
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

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(59.3% of fiscal 2025 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s print, digital and audio books, media and interactive products in the United States through its school reading events business and through the trade channel.

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

The Company distributes promotional materials containing order forms to classrooms in pre-K to grade 8 schools in the United States. Classroom teachers who wish to participate in a school-based book club provide the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. In fiscal 2025, approximately 98% of total book club revenues were placed via the internet through the Company’s online ordering platform, which allows parents, as well as teachers, to order online, with approximately 68% of such revenues resulting from orders being placed by parents via the Company's online ordering platform. Alternatively, the teacher may manually aggregate the students’ orders and forward them to the Company. Products are typically shipped to the classroom for distribution to the students. Teachers who participate in book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

Trade

Scholastic is a leading publisher of children’s books sold through bookstores, online retailers and mass merchandisers primarily in the United States. Scholastic’s original publications include Harry Potter®, The Hunger Games®, The Baby-Sitters Club®, The Magic School Bus®, Captain Underpants®, Dog Man®, Wings of Fire™, Cat Kid Comic Club®, I Survived, Goosebumps® and Clifford The Big Red Dog®, and licensed properties such as Peppa Pig® and Pokemon®. In addition, Klutz® and Make Believe Ideas™ publish and create “books plus” and novelty products for children, including Klutz titles such as Mini Shake Shop, Pokemon Stained Glass, and LEGO® Miniature Photography and titles in the Never Touch® series from Make Believe Ideas.

The Company’s trade organization focuses on publishing, marketing and selling books to bookstores, online retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies books for the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Top selling new release titles in the trade division during fiscal 2025 included the latest title in the Hunger Games series, Sunrise on the Reaping, Christmas at Hogwarts by J.K. Rowling, Dog Man #13: Big Jim Begins, Wings of Fire Graphix Novel #8: Escaping Peril, The Baby-Sitter's Club #16: Kristy and the Walking Disaster, The Bad Guys® #19: The Bad Guys in the Serpent and the Beast, The Bad Guys #20: The Bad Guys in One Last Thing, Unico: Awakening (Volume 1): An Original Manga, and When We Flew Away by NYT bestselling author Alice Hoffman.

Also included in the Company's trade organization are Weston Woods Studios, Inc. ("Weston Woods") and Scholastic Audio. Weston Woods creates audiovisual adaptations of classic children's picture books distributed through the school and retail markets. Scholastic Audio provides audiobook productions of popular children's titles.

Effective June 1, 2025, the Company has reorganized its Book Fairs, Book Clubs and Trade Publishing divisions into a new combined group, called the Children’s Book Group.

EDUCATION SOLUTIONS

(19.1% of fiscal 2025 revenues)

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

Instructional Products and Programs
Scholastic serves customer needs with customized support for literacy instruction, by providing comprehensive core and supplemental literacy and reading programs which include both print and digital content as well as providing assessment tools. These materials are designed to support instruction-based teaching and learning, and are generally purchased by district and school leadership, both directly from the Company and through teacher stores and booksellers. The Company's offerings include research-based literacy solutions such as the Ready4ReadingTM phonics curriculum and the comprehensive early childhood program, PreK On My WayTM. In addition, the Company offers summer learning programs to provide students with increased access to books and learning opportunities over the summer.

Teaching Resources and Professional Learning
The Company provides a variety of resources to teachers and school leadership including lesson planning, reading management, classroom management, classroom organization, and other instructional resources. These products are available in the Company's online teacher store (www.scholastic.com/teacherstore), which provides professional books and other educational materials to teachers and educators. Professional consulting services are also provided to support academic leadership with training on a multitude of topics, ranging from product implementation to engaging with families and communities.

Literacy Initiatives
The Company provides books to community-based organizations and other groups engaged in literacy initiatives through Scholastic Family and Community Engagement (FACE)TM. The Company also partners with mission-driven organizations to support literacy by increasing children's access to books through the Scholastic Literacy Partners program.

Scholastic Magazines+
Scholastic is the leading publisher of classroom magazines, Scholastic Magazines+TM. Teachers in grades pre-K to 12 use the Company’s 31 classroom magazines, including Scholastic News®, Scholastic Scope®, Storyworks®, Let's Find

Out® and Junior Scholastic®, to supplement formal learning programs by bringing subjects of current interest into the classroom, including current events, literature, math, science, social studies and foreign languages. These offerings provide schools with substantial non-fiction material, which is required to meet new higher educational standards. Each magazine has its own website with online digital resources that supplement the print materials, as well as providing access to the magazine in a digital format. A "digital only" subscription to the magazine is also offered. Scholastic’s classroom magazine circulation in the United States in fiscal 2025 was approximately 11.3 million, with approximately 81% of the circulation in grades pre-K to 6. The majority of magazines purchased are paid for with school or district funds, with parents and teachers paying for the balance.
Sponsored Programs
The Company works with state and other partners to provide books to eligible students, generally those reading below grade level, at no cost to the student. The books are purchased with state funds and typically shipped directly to students’ homes.

ENTERTAINMENT

(3.8% of fiscal 2025 revenues)

The Entertainment segment includes the operations of 9 Story Media Group Inc. as acquired on June 20, 2024, including its studios in Canada, Ireland and Indonesia ("9 Story"), and Scholastic Entertainment Inc. ("SEI").

This segment includes the development, production, distribution and licensing of kids and family film and television content. This segment, through its creative affairs group, creates, develops, and produces award-winning branded properties using owned or licensed IP. The Company has an in-house animation studio, Brown Bag Films, which is recognized for producing high-quality and popular programs such as “Doc McStuffins®,” “Daniel Tiger’s Neighborhood®,” “Octonauts®,” “Wild Kratts®,” "Blue's Clue's & You!®," and “The Magic School Bus Rides Again".

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

The Company has a consumer products division which builds global entertainment brands for kids, with expertise across creative, brand marketing, licensing and merchandising, working closely with the television and digital distribution teams, as well as third party IP owners, licensees and retailers, to ensure coordinated and strategic brand management.

INTERNATIONAL
(17.2% of fiscal 2025 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Major Markets, which include Canada, the United Kingdom, Australia, and New Zealand, as well as in India, Singapore and other parts of Asia including Malaysia, Thailand, the Philippines, Indonesia, Hong Kong, Taiwan, Korea and Japan. The Company has branches in the United Arab Emirates and Colombia and also sells products in approximately 130 international locations through its export business. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, digital educational resources and other materials through school-based book clubs, school-based book fairs and trade channels; and produce and distribute magazines and online subscription services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by many of these operations have received awards for excellence in children’s literature.

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

United Kingdom

Scholastic UK, founded in 1964, is the largest operator of school-based marketing channels in the United Kingdom and is a publisher and one of the leading suppliers of original or licensed children’s books to the United Kingdom trade market. Scholastic UK also publishes supplemental educational materials, including professional books for teachers. The Company also operates school-based marketing channels in Ireland.

Australia

Scholastic Australia, founded in 1968, is the largest operator of school-based marketing channels in Australia, reaching approximately 90% of the country’s primary schools. Scholastic Australia also publishes quality children’s books supplying the Australian trade market and publishes and distributes educational materials, including online subscription services. In addition, Scholastic Australia holds an equity method investment in a UK publisher and distributor of children's books.

New Zealand

Scholastic New Zealand, founded in 1962, is the largest children’s book publisher and the leading book distributor to schools in New Zealand. Through its school-based book clubs and book fairs channels, Scholastic New Zealand reaches approximately 90% of the country’s primary schools. In addition, Scholastic New Zealand publishes quality children’s books supplying the New Zealand trade market and publishes and distributes educational materials, including online subscription services.

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

In the United States, the Company mainly processes and fulfills orders for school-based book clubs, trade, reference and non-fiction products, educational products and export orders from its primary warehouse and distribution facility in Jefferson City, Missouri. In connection with its trade business, the Company may fulfill product orders directly from printers to customers. Magazine orders are processed at the Jefferson City facility and the magazines are shipped directly from printers. School-based book fairs are fulfilled through a network of warehouses across the country, as well as from the Company's Jefferson City warehouse and distribution facility. The Company’s international school-

based book clubs, school-based book fairs, trade and educational operations use distribution systems similar to those employed in the United States.

CONTENT ACQUISITION

Access to intellectual property or content (“Content”) for the Company’s product offerings is critical to the success of the Company’s operations. The Company incurs significant costs for the acquisition and development of Content for its product offerings. These costs are often deferred and recognized as the Company generates revenues derived from the benefits of these costs. These costs include the following:

•Prepublication costs - Prepublication costs are incurred in all of the Company’s reportable segments except the Entertainment segment. Prepublication costs include costs incurred to create the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media.

•Investment in film and television programs - The Company's Entertainment segment incurs costs related to investment in film and television programs. This includes all direct production and financing costs incurred during production and minimum guarantee payments made to acquire distribution rights.

•Royalty advances - Royalty advances are incurred in all of the Company’s reportable segments except the Entertainment segment, but are most prevalent in the Children’s Book Publishing and Distribution segment and enable the Company to obtain contractual commitments from authors, illustrators, licensors and other publishers to produce Content. The Company regularly provides these content providers with advances against expected future royalty payments, often before the books are written. Upon publication and sale of the books or other media, the content providers will not receive royalty payments until the contractual royalties earned from sales of such books or other media exceed such advances. The Company values its position in the market as the largest publisher and distributor of children's books in obtaining Content, and the Company’s experienced editorial staff aggressively acquires Content from both new and established authors and illustrators.

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

COMPETITION

The markets for children’s books, educational products and entertainment materials are highly competitive. Competition is based on the quality and range of materials made available, price, promotion and customer service, as well as the nature of the distribution channels. Competitors include numerous other book, ebook, library, reference material and educational publishers, including of core and supplemental educational materials in both print and digital formats, distributors and other resellers (including over the internet) of children’s books and educational materials, national publishers of classroom and professional magazines with substantial circulation, distributors of products and services on the internet and producers of film and television content. In the United States, competitors include regional and local school-based book fair operators and other fund raising activities in schools and bookstores, as well as one other competitor operating on a national level. Competition may increase to the extent that other entities enter the market and to the extent that current competitors or new competitors develop and introduce new materials that compete directly with the products distributed by the Company or develop or expand competitive sales channels. The Company believes that its position as both a publisher and distributor are unique to certain of the markets in which it competes, principally in the context of its children’s book business.

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

HUMAN CAPITAL

As of May 31, 2025, the Company had approximately 7,090 employees, of which 4,690 were located in the United States and 2,400 outside the United States. Globally, approximately 75% of its employees are employed on a full-time basis, 14% part-time, and 11% seasonal. The seasonal employees are largely associated with the school-based businesses which are dependent on the fall and spring seasons when schools are in session.

The table below represents the approximate number of employees by business channel and function:

	Full-time	Part-time	Seasonal	Total
Central Functions (1)	670	25	—	695
Primary U.S. Warehouse	675	130	5	810
Book Fairs Warehouses	640	700	435	1,775
Scholastic Reading Events	505	10	75	590
Trade	205	5	—	210
Education Solutions	540	60	—	600
Entertainment	760	—	—	760
International	1,005	70	15	1,090
International Warehouses	310	10	240	560
Total	5,310	1,010	770	7,090
(1) Includes functions such as finance, accounting, executive, information technology, human resources, legal, and inventory demand planning.

Within the workplace, the Company’s efforts remain focused on ensuring a respectful and inclusive workplace culture and environment, with its employees being well positioned to help the Company to advance its mission of inspiring all children to become life-long readers and learners.

The Company is also committed to helping its employees and their families lead healthy productive lives. The Company's benefits packages and wellness programs help its employees succeed at work and at home. The Company offers comprehensive compensation and benefits packages designed to attract and retain its employees and is committed to achieving pay equity and aligning rewards to performance. The Company's benefits program provides an array of flexible plans to meet the needs of eligible employees, which include, among other things, medical, dental and vision plans, health management and incentive programs, flexible spending arrangements, life and disability insurance, retirement plans, work/life balance programs, 401k contribution matching, an employee discount program including discounts on Scholastic products and an Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees the opportunity to purchase Scholastic common stock at a discount. The Company also provides eligible employees paid time off, in addition to volunteer hours, to enable involvement in community affairs.

Successful execution of the Company's mission is dependent on attracting, retaining and developing its employees, including members of its management teams. The Company's learning and development program enhances organizational effectiveness by identifying skill gaps and assessing needs that can be supported by providing high quality educational and developmental programs that are measurable and serve to increase employees’ skills, knowledge, and effectiveness. In addition to required annual trainings on key topics including compliance, ethics and integrity and information security, employees have access to the Scholastic Learning Center, a learning portal that includes self-paced online courses, books, and videos, as well as virtual and live instructor-led opportunities.

EXECUTIVE OFFICERS

The following individuals have been determined by the Board of Directors to be the executive officers of the Company. Each such individual serves in their position with Scholastic until such person’s successor has been elected or appointed and qualified or until such person’s earlier resignation or removal.

Name	Age	Employed by Registrant Since	Current and Previous Position(s) Held as of July 25, 2025
Peter Warwick	73	2021	President and Chief Executive Officer (since 2021); Board of Directors Member (since 2014); Chief People Officer of Thomson Reuters (2012 - 2018).
Haji L. Glover	51	2024
Executive Vice President and Chief Financial Officer (since 2024); Director of Finance, Amazon.com, Inc. (2022-2024); Senior Vice President, Corporate Finance, Scholastic, Inc. (2020-2022); Vice President, Global Financial Reporting and Analysis, Alvogen, Inc. (2012-2020).

Chris Lick	53	2008	Executive Vice President, General Counsel and Secretary (since 2025); Senior Vice President and Deputy General Counsel (2024-2025); Vice President and Managing Counsel (2020-2024).
Iole Lucchese	58	1991	Chair of the Board of Directors (since 2021); Executive Vice President (since 2016); Chief Strategy Officer (since 2014); President, Scholastic Entertainment (since 2018); President, Scholastic Canada (2016).
Sasha Quinton	47	2020	Executive Vice President and President, Scholastic Children's Book Group (since 2025); Executive Vice President and President, School Reading Events (2023-2025); Executive Vice President and President, Scholastic Book Fairs (2020-2023); Vice President & GMM, Bookstore, Barnes and Noble, Inc. (2019); Senior Vice President, Marketing and Procurement, ReaderLink Distribution Services (2017-2019); Vice President, Marketing and Procurement, ReaderLink Distribution Services (2014-2017).
Jeffrey Mathews	58	2022
Executive Vice President and Chief Growth Officer (since 2024); Executive Vice President, Corporate Development and Investor Relations (2022-2024); Managing Partner, Gagnier Communications (2017-2022).

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

Item 1A | Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents that the Corporation files with the SEC are risks that should be considered in evaluating an investment in the Corporation’s common stock, as well as risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this Report and in other public statements the Company makes. Additionally, because of the following risks and uncertainties, as well as other variables which may affect the Company’s operating results in the conduct of its business, the Company’s past financial performance should not be considered an indicator of future performance.

Risks Related to Our Business and Operations

If we fail to maintain strong relationships with our authors, illustrators and other creative talent, as well as to develop relationships with new creative talent, our business could be adversely affected.

The Company’s business, in particular the trade publishing and entertainment portions of the business, is highly dependent on maintaining strong relationships with the authors, illustrators, animators and other creative talent who produce the products and services that are sold to its customers. Developing new relationships with creative talent is another important enabler of our business. Any overall weakening of our existing relationships, or the failure to develop successful new relationships, could have an adverse impact on the Company’s business and financial performance.

If we fail to adapt to new purchasing patterns or trends, our business and financial results could be adversely affected.

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the trade, educational and entertainment markets for children. In particular, the Company’s educational publishing business may be adversely affected by budgetary restraints and other changes in educational funding as a result of new policies which could be implemented at the federal level or otherwise resulting from new legislation or regulatory action at the federal, state or local level, or by changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will be successful in continuing to obtain sales of its educational programs and materials from any available funding. Further, changes in educational practices affecting structure or content of educational materials or requiring adaption to new learning approaches, particularly in grades pre-K through 6, as well as those which may arise from new legislation or policies at the state or local level directed at content or teaching practices and materials, to which the Company is unable to successfully adapt could result in a loss of business adversely affecting the Company's business and financial performance. In addition, in a highly politicized environment, the content of some of the products being sold by the Company could become controversial, negatively impacting sales made to schools, through partnerships with government agencies or through sponsorships and funding programs. Within the children's book publishing business, the Company's financial performance could be adversely impacted if its U.S. book clubs channel is unable to adapt to internal changes and the external market. The Company has recently taken a new holistic approach to serving its customers through the reorganization of the Company’s business conducted through the Trade group and its school book fairs and book clubs businesses previously conducted through its Scholastic Reading Events group into the new Children’s Book Group as noted under Item 1 – Business. The Children’s Book Group’s ability to execute on the new customer-centric strategies and obtain the operational improvements expected to be derived from the reorganization, if not aligned with its customer purchasing behaviors, or the benefits expected to be achieved from the reorganization are not otherwise realized, could result in the Company’s results being negatively impacted.

Increases in certain operating costs and expenses that are beyond our control and can significantly affect our profitability, could adversely affect our operating performance.

The Company’s major expense categories include employee compensation, printing, paper and distribution (such as postage, shipping and fuel) costs. Compensation costs are influenced by general economic factors, including those affecting the costs of health insurance, post-retirement benefits and any trends specific to the employee skill sets that the Company requires. Potential shortages for warehouse labor, driver labor and other required skills, as well as labor supply chain issues, such as the impact of union strikes, may cause the Company's costs to increase beyond increases normally expected.

Paper prices fluctuate based on worldwide demand and supply for paper in general, as well as for the specific types of paper used by the Company. The Company is also subject to inflationary pressures on printing, paper, transportation and labor costs. While the Company has taken steps to manage and budget for certain expected operating cost increases, if there is a significant disruption in the supply of paper or a significant increase in paper costs, or in its shipping or fuel costs, beyond those currently anticipated, which would generally be beyond the control of the

Company, or if the Company’s strategies to try to manage these costs, including additional cost savings initiatives, are ineffective, the Company’s results of operations could be adversely affected. In addition, the bankruptcy of a supplier may result in unanticipated price increases for the Company.

We maintain an experienced and dedicated employee base that executes the Company’s strategies. Failure to attract, retain and develop this employee base could result in difficulty with executing our strategy.

The Company’s employees, notably its senior executives, editorial staff members, and creative talent, have substantial experience in the publishing, education and entertainment markets. In addition, the Company continues to implement a strategic information technology transformation process, requiring diverse levels of relevant expertise and experience. If the Company were unable to continue to adequately maintain and develop a workforce of this nature meeting the foregoing needs, including the development of new skills in the context of a rapidly changing business environment created by technology, involving new business processes and increased access to data and data analytics, it could negatively impact the Company’s operations and growth prospects. In order to develop and maintain its workforce, the Company must provide competitive salaries and benefits and the costs of such salaries and benefits are driven by employment market conditions over which the Company has no control. Additionally, high industry-wide demand for truck drivers may impact the Company's ability to hire and retain adequate staffing levels to deliver book fairs in the number anticipated. Further, the Company's entertainment business is dependent on writers, animators and other talent, who are essential to the development and production of its film and television programs. Any labor dispute, work stoppage, work slowdown, strike by, or a lockout of, one or more of these groups that provide personnel essential to the production of film and television content could delay or halt the Company’s ongoing production activities, or could cause a delay or interruption in the release of new film and television content.

The Company has also been engaged in a significant cost management exercise, which has included a reduction in its employee base. If the Company fails to maintain an appropriate employee base to meet the requirements of servicing its business units, including the ability to take advantage of growth opportunities which may present themselves, this could adversely affect the Company’s ability to meet its growth expectations as disclosed from time to time.

The failure of third-party providers to provide contracted outsourcing of business processes and information technology services could cause business interruptions and could increase the costs of these services to the Company.

The Company outsources certain business processes to reduce complexity and increase efficiency for activities such as distribution, manufacturing, product development, transactional processing, information technologies and various administrative functions. Increasingly, the Company is engaging third parties to provide software as a service ("SaaS"), which can reduce the Company’s internal execution risk, but increases the Company’s dependency upon third parties to execute business critical information technology tasks. If outsourced providers (including SaaS providers) are unable to provide these services, fail to execute their contracted functionality, or experience a substantial data breach, the Company could experience damage to its reputation and disruptions to its distribution and other business activities and may incur higher costs.

Failure to realize anticipated cost savings and benefits from the Company's continuous improvement efforts, or business disruptions as a result of these efforts, could adversely affect our business and financial performance.

The Company continues to explore opportunities to enhance the efficiency of its cost and organizational structure, which includes actions to restructure its cost base. The rapidly changing environment in which the Company operates increases the risk that not all of the Company's strategic initiatives will deliver the expected benefits within the anticipated timeframes. The Company's ability to achieve certain of the anticipated cost savings could be dependent on the use of AI and other technologies and the Company may not be successful implementing such technologies. In addition, these efforts may disrupt business activities or the ability of the Company to take advantage of potential growth opportunities, which could adversely affect the Company's business prospects, financial condition, and performance.

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

The expected financial benefits of the Company's acquisition of 9 Story depend, among other things, on its ability to realize synergies with 9 Story and develop new programming utilizing Scholastic's current and future intellectual property that achieves market and audience acceptance. If the Company is unable to do this, the Company's business, financial condition, and performance could be materially and adversely affected.

A significant amount of goodwill and other identifiable intangible assets have been recorded as a result of acquisitions and the Company may never realize the full carrying value of these assets.

The Company has recorded a significant amount of goodwill and other identifiable intangible assets as a result of acquisitions. At May 31, 2025, there was $198.9 million of goodwill and $87.9 million of intangible assets on the Company's Consolidated Balance Sheet. The intangible assets are principally composed of customer lists, customer contracts/relationships, intellectual property, trade names and internally developed software. Failure to achieve business objectives and financial projections could result in asset impairments, which would result in noncash charges to the Company's Consolidated Statement of Operations. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with definite lives, which were $85.8 million at May 31, 2025, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and requires management to make significant estimates and judgments. A noncash intangible asset impairment charge could have a material adverse effect on the Company's financial position and results of operations. See Note 12, “Goodwill and Other Intangibles” of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for further information related to goodwill and intangible assets.

Risks Related to Competition

If we cannot anticipate technology trends and develop new products or adapt to new technologies responding to changing customer preferences, this could adversely affect our revenues or profitability.

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies, including rapid advances in artificial intelligence (“AI”). There are substantial uncertainties associated with the Company’s efforts to develop successful trade publishing, educational, and media products and services, including digital products and services, for its customers, as well as to adapt its print and other materials to new digital technologies, such as the internet cloud technologies, tablets, mobile and other devices and school-based technologies and uncertainties involving the use of AI in connection with the foregoing. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company anticipates or has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, the markets are continuing to develop and the Company may be unsuccessful in establishing itself as a significant factor in any relevant market segment which does develop. Many aspects of markets which could develop for children and schools, such as the nature of the relevant software and devices or hardware, the size of the market, relevant methods of delivery and relevant content, as well as pricing models, are still evolving and will, most likely, be subject to change on a recurring basis until a pattern develops and becomes more defined. This could specifically impact the Company's ability to execute on a digital and print literacy solution, which requires a multi-year investment, through internal development, third party providers and/or acquisitions. In addition, the Company faces market risks associated with systems development and service delivery in its evolving school ordering and ecommerce businesses, as well as in responding to changes in how schools plan to utilize technology for virtual or remote learning and the potential impact on the demand for printed materials in schools.

If we cannot develop new products or services that are accepted by the market as quickly or as efficiently as our competitors, we may experience a material adverse impact on our operating results.

Our financial results would suffer if we fail to successfully differentiate our offerings and meet market needs in school-based book fairs and book clubs, two of our core businesses.

The Company’s school-based book fairs and book clubs businesses, which comprise the Company's reading events business, produce a substantial amount of the Company’s revenues. The Company is subject to the risks that it will not successfully continue to develop and execute new promotional strategies for the school-based book fairs and book clubs components of the reading events business in response to future customer trends or technological changes or that it will not otherwise meet market needs in this newly combined business in a timely or cost-effective fashion. The book clubs component also relies on attracting and retaining new sponsor-teachers to promote and support the distribution of its offerings. If the Company cannot attract new millennial and younger teachers and meet the changing preferences and demands of these teachers, its revenues and cash flows could be negatively impacted.

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

The Company is subject to significant competition, including from other trade and educational publishers and media, entertainment and internet companies, as well as retail and internet distributors, many of which are substantially larger than the Company and have much greater resources. To the extent the Company cannot meet challenges from existing or new competitors and develop new product offerings at attractive price points to meet customer preferences or needs, the Company’s revenues and profitability could be adversely affected.

In its educational publishing business, the Company invests in various literacy program solutions, including both digital and print products, covering grades pre-K through 6 which can be in direct competition with traditional basal textbook offerings, as well as new digital instruction offerings with associated assessment tools, to meet the perceived needs of the modern curriculum. There can be no assurance that the Company will be successful in having school districts adopt the Company's literacy program solutions in preference to basal textbooks or new digital instruction products offered by others or be successful in state adoptions, nor, in the case of basal textbook publishers, that such publishers will not successfully adapt their business models to the development of new forms of core curriculum, which could have an adverse effect on the return on the Company’s investments in this area, as well as on its financial performance and growth prospects. Traditional basal textbook publishers also generally maintain larger sales forces than the Company, and sell across several academic disciplines, allowing them a larger presence than the Company. Additionally, demand for many of the Company’s product offerings, particularly books sold through school channels, is subject to price sensitivity. Failure to maintain a competitive pricing model could reduce revenues and profitability.

Changes in the mix of our major customers in our trade distribution channel or in their purchasing patterns may affect the profitability of our trade publishing business.

The Company’s distribution channels include online retailers and ecommerce sites, digital delivery platforms and expanding social media and other marketing platforms. An increased concentration of retailer power has also resulted in the increased importance of mass merchandisers as well as of publishing best sellers to meet consumer demand. Currently, the Company’s top five trade customers make up approximately 75% of the Company’s U.S. trade business and 16% of the Company’s total revenues. Adverse changes in the mix of the major customers of the trade business, including the type of customer, which may also be engaged in a competitive business, or in their purchasing patterns or financial condition or the nature of their distribution arrangements with the trade business including any requirements related to environmental sustainability with which the Company must comply could negatively affect the profitability of the Company’s trade business and the Company’s financial performance.

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

Like many businesses, the Company faces cybersecurity risks that include attempts to deploy malicious software to intrude on the Company’s networks to steal private information of the Company and its customers and other parties, to commence denial of service attacks or to cause other disruption. We have experienced cyberattacks in the past and it is possible that we or third-party service providers on whom we rely may experience such attacks in the future. None of the breaches we have suffered to date have resulted in any material adverse impact on our business. Notwithstanding the investments we have made in cybersecurity products, training and services, we cannot be assured that our cybersecurity measures will always be effective in preventing unauthorized access to our systems and other illegal intrusions or other cyberattacks. A successful cyberattack on the Company could have a material adverse affect on our operations and operating results.

In certain of its businesses the Company holds or has access to personal data, including that of customers or received from schools. Adverse publicity stemming from a data breach, whether or not valid, could reduce demand for the Company’s products or adversely affect its relationship with teachers or educators, impacting participation in the book fairs or book clubs components of the Company's reading events business or decisions to purchase educational materials or programs produced by the Company's Education Solutions segment. Further, a failure to adequately protect personal data, including that of customers or children, or other data security failure, such as cyber-attacks from third parties, could lead to legal actions, fines and penalties, significant remediation costs and reputational damage, including loss of future business.

Failure of one or more of our information technology platforms could affect our ability to execute our operating strategy.

The Company relies on a variety of information technology platforms to execute its operations, including human resources, payroll, finance, order-to-cash, procurement, vendor payment, inventory management, distribution and content management systems as well as its internal operating systems. Many of these systems are integrated via internally developed interfaces and modifications. Failure of one or more systems could lead to operating inefficiencies or disruptions and a resulting decline in revenue or profitability. As the Company continues the implementation of its enterprise-wide customer and content management systems and the migration to SaaS and cloud-based technology solutions, in its initiatives to integrate its separate legacy platforms into a cohesive enterprise-wide system, there can be no assurance that it will be successful in its efforts or that the implementation of the remaining stages of these initiatives in the Company's global operations will not involve disruptions in its systems or processes having a short term adverse impact on its operations and ability to service its customers.

While we have developed policies and controls to minimize the risks to our information technology platform, including the formulation of disaster recovery plans and business continuity plans, there can be no assurance that a failure of our information technology platform, in whole or in part, any disruption or any data security breach would not adversely affect our business and have an adverse impact on our operations and financial results.

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

In the ordinary course of our business, we collect and store in our internal and external data centers, cloud services and networks sensitive data, including but not limited to personal information of our customers, including information received from children. The Company is subject to privacy laws and regulations in the conduct of its business in the United States and in other jurisdictions in which it conducts its international operations, many of which vary significantly, relating to the collection and use of personal information, including the European Union General Data Protection Regulation, which became enforceable on May 25, 2018, and the California Consumer Privacy Act, which became effective in January 2020. Following California’s lead, similar consumer data privacy laws have been passed, and either are in effect or will become effective within the next 12 months in 17 other states.

In addition, the Company is also subject to the regulatory requirements of the Children’s Online Privacy Protection Act ("COPPA") in the United States relating to access to, and the use of information received from, children in respect to the Company’s online offerings. Since the businesses of the Company are primarily centered on children, failures of the Company to comply with the requirements of COPPA and similar laws in particular, as well as failures to comply generally with applicable privacy laws and regulations, as referred to above, could lead to significant reputational damage, legal claims, fines and other penalties and costs, including loss of future business.

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

The Company’s products generally comprise intellectual property delivered through a variety of media. The ability to achieve anticipated results depends in part on the Company’s ability to defend its intellectual property against infringement, as well as the breadth of rights obtained. The Company’s ability to do so is subject to the legal protections available under intellectual property laws in the U.S. and other applicable jurisdictions. Unauthorized parties may attempt to illegally use the Company’s intellectual property and the measures that are available for us to enforce our proprietary rights may not be sufficient to fully address or prevent all third-party infringement. Further, it is possible that AI and other advanced technologies will make unauthorized use of the Company’s intellectual property more feasible and enforcement of our intellectual property rights more difficult as intellectual property becomes easier to replicate or use without authorization.

The Company’s operating results could be adversely affected by inadequate legal and technological protections for its intellectual property and proprietary rights in some jurisdictions, markets and media, as well as by the costs of dealing with claims alleging infringement of the intellectual property rights of others, including claims involving business method patents in the ecommerce and internet areas and the licensing of photographs in the trade and educational publishing areas.

The Company’s revenues could be constrained by limitations on the rights that the Company is able to secure to exploit its intellectual property in different media and distribution channels, as well as geographic limitations on the exploitation of such rights.

Risks Related to External Factors

Because we procure products and sell our products and services in foreign countries, changes in currency exchange rates, changes in applicable laws and regulations as well as other risks and uncertainties, could adversely affect our operations and financial results.

The Company has various operating subsidiaries domiciled in foreign countries. In addition, the Company sells products and services to customers located in foreign countries where it does not have operating subsidiaries, and a significant portion of the Company’s revenues are generated from outside of the United States. The Company’s business processes, including distribution, sales, sourcing of content, marketing and advertising, are, accordingly, subject to multiple national, regional and local laws, regulations and policies. The Company could be adversely affected by noncompliance with existing foreign laws, regulations and policies, including those pertaining to foreign rights and exportation. In addition, changes in foreign laws, regulations, or government policies, including tax regulations and accounting standards, may adversely affect our operations and financial results. The Company is also exposed to fluctuations in foreign currency exchange rates and to business disruption caused by political, financial or economic instability or the occurrence of war or natural disasters or pandemics in foreign countries. In addition, the Company and its foreign operations could be adversely impacted by a downturn in general economic conditions on a more global basis caused by general political instability or unrest or changes in global economic affiliations or conditions, such as inflation.

Since the beginning of 2025 there have been significant increases in tariffs on certain goods imported into or exported from the U.S., and adverse responses by foreign governments arising from these tariffs. Depending upon the course of future negotiations among the United States and certain of its major trading partners, including Canada, Mexico, the EU and China, more tariffs may be added in the future. These tariffs (existing or future) could have an adverse impact on our results of operations and if we are not able to pass the price increases resulting from such tariffs through to our customers, our cost of sales will likely rise, decreasing our margins, operating income, and net income.

Certain of our activities are subject to weather and natural disaster risks as well as other events outside our control, which could disrupt our operations or otherwise adversely affect our financial performance.

The Company conducts certain of its businesses and maintains warehouse and office facilities in locations that are at risk of being negatively affected by severe weather and natural disaster events, including those caused by climate change, such as hurricanes, tornadoes, floods, snowstorms, heat waves or earthquakes. Notably, much of the Company’s domestic distribution facilities are located in central Missouri. A disruption of these or other facilities could impact the Company’s school-based reading events business, as well as its trade and education businesses. Additionally, disruptions due to weather, natural disaster, epidemics or pandemics could result in school closures, resulting in reduced demand for the Company’s products in its school channels during the affected periods. Further, the Company may not be able to achieve its book fair count goals and may be materially impacted if widespread pandemic-related closures occur this coming school year. Increases in school security associated with high profile school shootings and other tragic incidents could impact the accessibility to schools for the school book fairs component of the Company's reading events business.

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

The Company's common stock price may be subject to significant fluctuations.

The Company's stock price may be subject to significant fluctuations, which could have an adverse effect on its business and the value of an investment in its common stock. The trading price of the Company's common stock has been and may continue to be subject to significant fluctuations and volatility in response to a variety of factors, including general economic and market conditions, changes in the Company's operating performance and financial results, industry trends and competitive pressures, and changes in analyst recommendations and perceptions.

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

Management’s Role

Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures and maintaining cybersecurity programs. Risk mitigation strategies and key performance indicators are defined, and tracked, as part of the quarterly internal reporting. The Information Security & Compliance team consists of subject matter experts in the field on Information Security, Risk Management, Compliance and Data Protection. The Information Security & Compliance team monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through a variety of technical and operational measures, and regularly report to the CISO. The CISO is part of the senior management team and regularly updates the Technology, Data and Supply Chain Committee on the Company’s cybersecurity program, including cybersecurity risks, incidents, and mitigation strategies.

The Information Security & Compliance team is led by the Executive Director, Information Security and Compliance, who has 27 years of experience in IT and Security, including business risk management and cybersecurity, and reports to the Chief Information Security Officer (CISO), who has over 26 years in information technology and security roles. The Information Security & Compliance team has established processes and procedures that guide and enable continuous monitoring, detection, prevention, mitigation, and remediation of cybersecurity incidents. These processes are carried out using various security platforms tools, capabilities and strategies including tests of the Company's information security program, tabletop exercises, penetration and vulnerability testing, disaster recovery (DR) simulations, and other exercises to evaluate the effectiveness of the information security program and improve the security measures and planning. The Incident Response team utilizes procedures that identify escalation paths when security events are identified. Incident priorities dictate the escalation of events and how an Incident manager reports them to the executive leadership team within the Company and to the Board of Directors.

Cybersecurity risks remain a persistent challenge, as the threat landscape continues to evolve alongside technological advancements. While diligent efforts are made, complete risk elimination or incident assurances are not feasible.

Item 2 | Properties
As of May 31, 2025, the Company operated the following facilities:

Location	Primary Purpose	Owned Square Footage	Leased Square Footage
Metropolitan NY Area	Principal offices	355,000	19,000
U.S. Various Locations (1)	Book Fairs warehouses	—	2,302,000
Jefferson City, MO Area	Primary warehouse and distribution facility	1,459,000	—
International (2)	Warehouse and office space	236,000	1,022,000

(1) Consists of approximately 40 book fairs warehouses.
(2) Consists of approximately 60 facilities in Canada, the United Kingdom, Ireland, Australia, New Zealand and Asia.

In fiscal 2025, the Company ceased use of certain leased office space in the U.S., Canada and Ireland as part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs.

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
(1) The first floor is comprised of three rentable spaces with square footage of approximately 13,400, 7,500 and 2,700. All rentable space was leased to tenants as of May 31, 2025.
(2) Approximately 3,000 sq ft is leased to a tenant as of May 31, 2025.
(3) Includes the first floor lobby and sub-floors consisting of an auditorium, wellness and fitness center, mail room, storage, etc.

During fiscal 2025, the Company incurred capital expenditures of $7.2 million directly related to its headquarters location, which represents approximately 14% of total capital expenditures. During fiscal 2025, the Company recognized rental income of $11.2 million. The lease terms with the Company's tenants typically range from 10 to 15 years.

Subsequent to May 31, 2025, the Company entered into a 15-year lease for the remaining portion of the second floor. The Company expects annualized straight-line rental income of approximately $2 million related to this lease.
The Company considers its properties adequate for its current needs. With respect to the Company’s leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company’s obligations under its leases, see Note 1, "Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies,"

and Note 10, "Leases," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

Holders: The number of holders of record of Class A Stock and Common Stock as of July 16, 2025 were 3 and approximately 22,065, respectively.

Dividends: On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of Company earnings, cash position and other relevant factors. On July 16, 2025, the Board of Directors declared a regular cash dividend of $0.20 per Class A and Common share in respect of the first quarter of fiscal 2026. The dividend is payable on September 15, 2025 to shareholders of record as of the close of business on August 29, 2025. All dividends have been in compliance with the Company’s debt covenants.

Share Purchases: During fiscal 2025, the Company repurchased 3,482,280 of its Common shares at an average price paid per share of $20.10 for a total cost of approximately $70.9 million, inclusive of excise tax. During fiscal 2024, the Company repurchased 3,993,576 of its Common shares at an average price paid per share of $39.00 for a total cost of approximately $156.8 million, inclusive of excise tax. This included a privately negotiated transaction with a related party for 400,000 Common shares at a 3.8% discount to market prices. See Note 22, "Related Party Transactions," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for further details regarding this transaction. As of May 31, 2025, approximately $70.0 million remains available for future purchases of Common shares, which represents the amount remaining under the Board authorization for Common share repurchases on March 20, 2024 and the current $53.4 million Board authorization for Common share repurchases announced on March 19, 2025, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended May 31, 2025:

Date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value in millions) that may yet be purchased under the plans or programs (i)
March 1, 2025 through March 31, 2025	26,544	$18.82	26,544	$99.5
April 1, 2025 through April 30, 2025	1,022,033	$17.10	1,022,033	82.0
May 1, 2025 through May 31, 2025	634,857	$18.89	634,857	70.0
Total	1,683,434		1,683,434	$70.0
(i) Total represents the amount remaining under the Board authorization for Common share repurchases on March 20, 2024 and the current $53.4 million additional Board authorization for Common share repurchases announced on March 19, 2025, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

Stock Price Performance Graph
The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Stride, Inc. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the index and in the peer group (with the reinvestment of all dividends) from June 1, 2020 to May 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group

350
300
250
200
150
100
50
Index Value
5/20
5/21
5/22
5/23
5/24
5/25
Period Ending
Scholastic Corporation
NASDAQ Composite Index
Peer Group

*$100 invested on 5/31/20 in stock or index, including reinvestment of dividends

	Fiscal year ending May 31,
	2020	2021	2022	2023	2024	2025
Scholastic Corporation	$100.00	$117.45	$133.08	$153.57	$132.86	$66.04
NASDAQ Composite Index	100.00	144.88	127.31	136.31	176.35	201.41
Peer Group	100.00	182.15	163.55	157.02	203.93	306.90

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | [Reserved]

Item 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company categorizes its businesses into four reportable segments: Children’s Book Publishing and Distribution; Education Solutions; Entertainment; and International.

The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Overview and Outlook

Overview
Revenues from operations for the fiscal year ended May 31, 2025 increased by $35.8 million, or 2.3%, to $1,625.5 million, compared to $1,589.7 million in the prior fiscal year. The Company reported net loss per basic and diluted share of Class A and Common Stock of $0.07 for the fiscal year ended May 31, 2025, compared to net income per basic and diluted share of Class A and Common Stock of $0.41 and $0.40, respectively, in the prior fiscal year.

During fiscal 2025, the Company successfully integrated 9 Story into its Entertainment segment, which significantly contributed to the Company's revenue growth year over year. Fiscal 2025 results also reflected new releases in the Company's bestselling series, including Sunrise on the Reaping, the latest installment in Suzanne Collins’ Hunger Games series and Dav Pilkey's Dog Man #13: Big Jim Begins, which benefited the Company's trade channels globally and helped to offset softness in the overall retail market. Education Solutions continued to be negatively impacted by the continuing headwinds in the supplemental curriculum market and the Company is repositioning the business focused on long-term growth and improved profitability under its new leadership. Operating income in fiscal 2025 was $15.8 million compared to $14.5 million in the prior fiscal year, representing an increase of $1.3 million, as the Company successfully executed on a cost management strategy.

Outlook
During fiscal 2026, the Company expects to continue to expand the reach and monetization of Scholastic’s intellectual property, which includes the release of the next title in the best-selling Dog Man series and a growing slate of content development and production commitments. While there continues to be significant near-term uncertainty about school funding, the Company is focusing its product development and go-to-market strategies in Education Solutions to better align with the evolving needs of educators, schools, and families. The Company has also made progress on its strategic and operational initiatives, which include streamlining the Company's organizational structure, strengthening leadership, reducing costs and evaluating options to optimize its real estate assets, all of which are intended to enhance the Company's ability to drive long-term growth and deliver greater value to shareholders.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; variable consideration related to anticipated returns; allocation of transaction price to contractual performance obligations; amortization periods; stock-based compensation expense; pension and other postretirement obligations; tax rates; recoverability of inventories; deferred income taxes and tax reserves; the timing and amount of future income taxes and related deductions; recoverability of prepublication costs; recoverability of investment in film and television programs; royalty advance reserves; customer reward programs; and the impairment assessment of long-lived assets, goodwill and other intangibles. For a complete description of the Company’s significant accounting policies, see Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

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

Estimated returns:

For sales that include a right of return, the Company estimates the transaction price and records revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a corresponding reduction to Revenues and Cost of goods sold. Management also considers patterns of sales and returns in the months preceding the fiscal year, as well as actual returns received subsequent to the fiscal year, available customer and market specific data and other return rate information that management believes is relevant. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned. Actual returns could differ from the Company's estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2025 of approximately $5.0 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the expected future sales of existing inventory driven by estimates around forecasted purchases, inventory consumption costs, and the sell-through rate of current fiscal year purchases. In accordance with the Company's inventory retention policy, expected future sales of existing inventory are compared against historical usage by channel for reasonableness and any specifically identified excess or obsolete inventory, due to an anticipated lack of demand, will also be reserved. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2025 of approximately $3.5 million.

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

Business combinations:

The Company allocates the purchase price in a business combination to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, estimated useful lives and market multiples, among other items.

With respect to the 9 Story acquisition, the Company was required to make significant judgments and estimates, particularly in the identification and valuation of identifiable intangible assets. The Company utilized a third-party valuation specialist in determining the fair values. The assets acquired primarily include intellectual property ("IP") related to 9 Story's existing and recognized program titles, customer contracts/relationships related to licensing, distribution and service arrangements, and the trade names associated with 9 Story and Brown Bag Films, its animation studio. The intellectual property and customer contracts/relationships were valued using the multi-period excess earnings valuation method and the tradename was valued using the relief-from-royalty valuation method. The significant underlying assumptions used in these methods included the projected revenue and revenue attributable to the individual intangible assets, as well as the discount and royalty rate. These assumptions are inherently subjective and sensitive to changes in market conditions and the future performance of the acquired business. Refer to Note 11, "Acquisitions," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for further details regarding this acquisition.

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

Results of Operations - Consolidated

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2025		2024
	$	% (1)	$	% (1)
Revenues:
Children’s Book Publishing and Distribution	$963.9	59.3	$953.3	60.0
Education Solutions	309.8	19.1	351.2	22.1
Entertainment (2)	61.0	3.8	1.9	0.1
International	279.6	17.2	273.6	17.2
Other (3)	11.2	0.6	9.7	0.6
Total revenues	1,625.5	100.0	1,589.7	100.0
Cost of goods sold	718.8	44.2	705.1	44.4
Selling, general and administrative expenses	822.3	50.6	803.0	50.5
Depreciation and amortization	65.7	4.0	57.1	3.6
Asset impairments and write downs	2.9	0.2	10.0	0.6
Operating income (loss)	15.8	1.0	14.5	0.9
Interest income	2.2	0.1	4.6	0.3
Interest expense	(18.2)	(1.1)	(1.9)	(0.1)
Other components of net periodic benefit (cost)	(1.1)	(0.1)	(1.0)	(0.1)
Earnings (loss) before income taxes	(1.3)	(0.1)	16.2	1.0
Provision (benefit) for income taxes	0.6	0.0	4.1	0.2
Net income (loss)	$(1.9)	(0.1)	$12.1	0.8

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(0.07)		$0.41
Diluted	$(0.07)		$0.40
(1) Represents percentage of total revenues.
(2) The Entertainment segment includes the operations of Scholastic Entertainment Inc. ("SEI"), which were included in the Children’s Book Publishing and Distribution segment in prior periods, and 9 Story, as acquired on June 20, 2024. The financial results for SEI for the prior fiscal year presented have been reclassified to Entertainment to reflect this change.
(3) Represents rental income related to leased space in the Company's headquarters which was not allocated to a segment.

Results of Operations – Consolidated

The section below is a discussion of the Company's fiscal year 2025 results compared to fiscal year 2024. A discussion of the Company's fiscal year 2024 results compared to fiscal year 2023 is not included in this Form 10-K and can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended May 31, 2024, filed as part of the Company's Form 10-K dated July 19, 2024.

Fiscal 2025 compared to fiscal 2024

Revenues from operations for the fiscal year ended May 31, 2025 increased by $35.8 million, or 2.3%, to $1,625.5 million, compared to $1,589.7 million in the prior fiscal year. Children’s Book Publishing and Distribution, Entertainment and International segment revenues increased $10.6 million, $59.1 million and $6.0 million, respectively, partially offset by lower revenues from the Education Solutions segment of $41.4 million.

Children’s Book Publishing and Distribution segment revenues increased $10.6 million, primarily driven by the school reading events business on higher fair count in the book fairs channel and higher revenue per sponsor in the book clubs channel. Trade channel revenues were relatively consistent with the prior year as increased sales from the Hunger Games and Dog Man series, driven by the latest releases, Sunrise on the Reaping and Dog Man #13: Big Jim Begins, respectively, were largely offset by lower sales of backlist titles reflecting continued softness in the retail book market.

Education Solutions segment revenues decreased $41.4 million, primarily driven by the continued impact of market conditions as school districts focus on adopting and implementing new evidence-based core programs and decrease spending on supplemental materials.

Entertainment segment revenues increased $59.1 million, reflecting the addition of 9 Story.

International segment revenues increased $6.0 million, primarily driven by increased revenues from the Company's Major Markets, which benefited from the new releases in the Hunger Games and Dog Man series. International segment revenues were also impacted by unfavorable foreign currency exchange of $1.6 million.

Components of Cost of goods sold for fiscal years 2025 and 2024 are as follows:

	($ amounts in millions)
	2025	% of revenue	2024	% of revenue
Product, service and production costs and inventory reserves	$419.1	25.8%	$417.2	26.3%
Royalty costs	129.4	8.0	118.9	7.5
Prepublication amortization	31.9	2.0	27.3	1.7
Postage, freight, shipping, fulfillment and all other costs	138.4	8.4	141.7	8.9
Total cost of goods sold	$718.8	44.2%	$705.1	44.4%

Cost of goods sold as a percentage of revenue for the fiscal year ended May 31, 2025 was 44.2%, compared to 44.4% in the prior fiscal year. Cost of goods sold benefited from favorable product mix in the trade channels, driven in particular by the higher priced hardcover sales of Sunrise on the Reaping. This was largely offset by higher royalty costs as a result of an increase in the mix of higher-royalty bearing titles sold in the fiscal year ended May 31, 2025 and the addition of production costs as a result of the 9 Story acquisition. The Company expects cost of good sold to increase in fiscal 2026 due to the newly imposed tariffs.

Selling, general and administrative expenses for the fiscal year ended May 31, 2025 were $822.3 million, compared to $803.0 million in the prior fiscal year. The $19.3 million increase was primarily attributable to the addition of 9 Story, which resulted in higher operating expenses in the period ended May 31, 2025, partially offset by lower commission expense and external labor costs within Education Solutions. In addition, amortization expense related to cloud computing arrangements for the fiscal year ended May 31, 2025 increased by $2.5 million compared to the prior fiscal year as a result of new assets placed into service.

Depreciation and amortization expenses for the fiscal year ended May 31, 2025 were $65.7 million, compared to $57.1 million in the prior fiscal year. The $8.6 million increase in Depreciation and amortization was primarily driven by the intangible assets acquired as a result of the 9 Story acquisition. The Company also continues to shift spending to cloud computing arrangements in which the amortization expense is included in Selling, general and administrative expenses rather than Depreciation and amortization.

Asset impairments and write downs for the fiscal year ended May 31, 2025 were $2.9 million, compared to $10.0 million in the prior year. In fiscal 2025, the Company recognized asset impairments of $1.2 million related to certain digital products in Children's Book Publishing and Distribution and Education Solutions, $1.1 million related to certain inventory and other assets in Asia, and $0.6 million related to the early exit of leased office space in the U.S., Canada and Ireland. In fiscal 2024, the Company recognized asset impairments of $6.1 million related to certain education products as a result of the shift to evidence-based approaches to literacy instruction in the education market and $3.9 million related to the early exit of leased office space in the U.S. and Canada.

Interest income for the fiscal year ended May 31, 2025 was $2.2 million, compared to $4.6 million in the prior fiscal year. The decrease in interest income was attributable to lower average short term investment balances as compared to the prior fiscal year. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

Interest expense for the fiscal year ended May 31, 2025 was $18.2 million, compared to $1.9 million in the prior fiscal year. The increase in interest expense was due to borrowings under the U.S. Credit Agreement incurred during the first quarter of fiscal 2025 to fund the 9 Story acquisition. The Company expects to maintain these borrowings into the next fiscal year resulting in comparable to slightly higher interest expense in fiscal 2026. Any potential asset monetization strategies executed by the Company could result in repayments of the outstanding borrowings and reduce interest expense.

The Company’s effective tax rate for the fiscal year ended May 31, 2025 was (46.2)%, compared to 25.3% in the prior fiscal year. The effective tax rate varies from the statutory rate primarily due to expected state and local income taxes and non-deductible compensation for covered executive employees. The tax provision on the global consolidated loss before income taxes was due to the Company's domestic taxable income generating tax expense.

Net loss for fiscal 2025 was $1.9 million compared to net income of $12.1 million in fiscal 2024, a decrease of $14.0 million. The basic and diluted loss per share of Class A Stock and Common Stock was $0.07 in fiscal 2025, compared to basic and diluted income per share of Class A Stock and Common Stock of $0.41 and $0.40, respectively, in fiscal 2024. Outstanding shares decreased 11% from 28.2 million to 25.0 million as of May 31, 2025 which is expected to benefit earnings per share calculations in fiscal 2026.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)	2025 compared to 2024
	2025	2024	$ change	% change
Revenues	$963.9	$953.3	$10.6	1.1%
Cost of goods sold	410.2	412.0	(1.8)	(0.4)
Other operating expenses *	422.4	417.5	4.9	1.2
Asset impairments and write downs	0.6	0.5	0.1	20.0
Operating income (loss)	$130.7	$123.3	$7.4	6.0%
Operating margin	13.6%	12.9%
* Other operating expenses include selling, general and administrative expenses and depreciation and amortization.

Fiscal 2025 compared to fiscal 2024

Revenues for the fiscal year ended May 31, 2025 increased by $10.6 million to $963.9 million, compared to $953.3 million in the prior fiscal year. The increase in segment revenues was primarily driven by increased revenues from School Reading Events of $8.2 million. Book fairs channel revenues increased $6.7 million, driven by higher fair count, partially offset by slightly lower revenue per fair as compared to the prior year. Book clubs channel revenues increased $1.5 million as a result of higher revenue per sponsor and an increase in events. Trade channel revenues were relatively consistent with the prior year, increasing $2.4 million, or 1%, as increased sales from the Hunger Games and Dog Man series, driven by the latest releases, Sunrise on the Reaping and Dog Man #13: Big Jim Begins, respectively, were largely offset by lower sales of backlist titles reflecting continued softness in the retail book market. The retail book market is expected to remain soft in fiscal 2026 and, similar to fiscal 2025, the Company is anticipating its proprietary school market channels to outpace this softness.

Cost of goods sold for the fiscal year ended May 31, 2025 was $410.2 million, or 42.6% of revenues, compared to $412.0 million, or 43.2% of revenues, in the prior fiscal year. The improvement in Cost of goods sold as a percentage of revenues was primarily attributable to the mix of product sold in the trade channel in fiscal 2025, driven in particular by the higher priced hardcover sales of Sunrise on the Reaping, partially offset by higher royalty costs as a result of an increase in the mix of higher-royalty bearing titles sold in the fiscal year ended May 31, 2025. In addition, the book fairs channel had lower excess inventory reserves as a result of better inventory utilization. The Company expects an increase in cost of product as a result of increased tariffs, especially in the book fairs channel beginning in the peak selling season in the upcoming second fiscal quarter.

Other operating expenses were $422.4 million for the fiscal year ended May 31, 2025, compared to $417.5 million in the prior fiscal year. The $4.9 million increase in Other operating expenses was primarily attributable to the book fairs channel to support the increased fair count, in addition to inflationary pressures.

Asset impairments were $0.6 million for the fiscal year ended May 31, 2025, compared to $0.5 million in the prior fiscal year. In fiscal 2025, the Company recognized an asset impairment of $0.6 million related to certain digital products. In fiscal 2024, the Company early exited leased office space, as a result of which the Company recognized an impairment expense of $0.5 million, primarily related to the right-of-use asset associated with the operating lease.

Segment operating income for the fiscal year ended May 31, 2025 was $130.7 million, compared to $123.3 million in the prior fiscal year. The $7.4 million increase in operating income was attributable to higher revenues, primarily from School Reading Events, driven by higher fair count in the book fairs channel, coupled with favorable cost of product in the trade channel driven by higher margins on Sunrise on the Reaping. This was partially offset by increased operating costs in the book fairs channel to support the increased fair count.

EDUCATION SOLUTIONS

($ amounts in millions)	2025 compared to 2024
	2025	2024	$ change	% change
Revenues	$309.8	$351.2	$(41.4)	(11.8)%
Cost of goods sold	122.8	137.6	(14.8)	(10.8)
Other operating expenses *	180.1	191.7	(11.6)	(6.1)
Asset impairments	0.6	6.1	(5.5)	(90.2)
Operating income (loss)	$6.3	$15.8	$(9.5)	(60.1)%
Operating margin	2.0%	4.5%
 * Other operating expenses include selling, general and administrative expenses and depreciation and amortization.

Fiscal 2025 compared to fiscal 2024

Revenues for the fiscal year ended May 31, 2025 decreased by $41.4 million to $309.8 million, compared to $351.2 million in the prior fiscal year. The decrease in segment revenues was primarily driven by the continued impact of market conditions as school districts focus on adopting and implementing new evidence-based core programs and decrease spending on supplemental materials. In addition, subscription revenues from Magazines+ and revenues from community literacy programs decreased from the prior fiscal year. Partially offsetting the decline, the segment benefited from increased revenues from sponsored programs as a result of an increase in participants and increased sales of the Company's Ready4ReadingTM phonics curriculum. The Company expects the revenues to remain consistent in fiscal 2026 due to the on-going headwinds in the education market.

Cost of goods sold for the fiscal year ended May 31, 2025 was $122.8 million, or 39.6% of revenue, compared to $137.6 million, or 39.2% of revenue, in the prior fiscal year. Cost of goods sold as a percentage of revenues was impacted by higher outbound freight costs related to sponsored programs, which was largely offset by lower prepublication amortization as a result of the impairment of certain education products in fiscal 2024.

Other operating expenses were $180.1 million for the fiscal year ended May 31, 2025, compared to $191.7 million in the prior fiscal year. The $11.6 million decrease in Other operating expenses was primarily attributable to lower commission expense driven by the lower revenues, in addition to lower external labor and marketing costs.

Asset impairments were $0.6 million for the fiscal year ended May 31, 2025, compared to $6.1 million in the prior fiscal year. In fiscal 2025, the Company recognized an asset impairment of $0.6 million related to certain digital products. In fiscal 2024, the Company recognized an asset impairment of $6.1 million related to certain education products that were not aligned with evidence-based approaches to literacy instruction.

Segment operating income for the fiscal year ended May 31, 2025 was $6.3 million, compared to $15.8 million in the prior fiscal year. The $9.5 million decrease in operating income was attributable to lower revenues, primarily due to continued market conditions which resulted in decreased spending on supplemental materials. This was partially offset by lower external labor and marketing costs and lower impairment expense in the fiscal year ended May 31, 2025.
ENTERTAINMENT

($ amounts in millions)	2025 compared to 2024
	2025	2024	$ change	% change
Revenues	$61.0	$1.9	$59.1	NM
Cost of goods sold	33.4	0.1	33.3	NM
Other operating expenses *	39.2	13.0	26.2	NM
Asset impairments and write downs	0.5	—	0.5	NM
Operating income (loss)	$(12.1)	$(11.2)	$(0.9)	(8.0)%
Operating margin	NM	NM

* Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful
The Entertainment segment includes the operations of 9 Story, as acquired on June 20, 2024, and Scholastic Entertainment Inc. ("SEI"). SEI was reported in the Children's Book Publishing and Distribution segment in prior periods. The financial results for SEI for fiscal 2024 have been reclassified to Entertainment to reflect this change. Refer to Note 11, "Acquisitions," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details regarding the acquisition of 9 Story.

Revenues for the fiscal year ended May 31, 2025 were $61.0 million compared to $1.9 million in the prior fiscal year period. The increase reflected the addition of 9 Story from the date of acquisition on June 20, 2024 through May 31, 2025 in which a majority of the revenues were driven by production revenue related to episodic deliveries, production services provided to third parties and, to a lesser extent, revenues from royalties and distribution. Entertainment revenues have been negatively impacted by delays in production greenlights from major platforms which are expected to improve in fiscal 2026.

Cost of goods sold for the fiscal year ended May 31, 2025 was $33.4 million, or 54.8% of revenues. Cost of goods sold primarily consists of production costs and amortization, participation expenses and interest on film related obligations.

Other operating expenses for the fiscal year ended May 31, 2025 were $39.2 million, which included costs of $3.0 million related to the 9 Story acquisition and severance expense of $1.4 million related to cost-saving initiatives. Other operating expenses for the fiscal year ended May 31, 2024 were $13.0 million, which included transaction costs of $9.3 million related to the 9 Story acquisition.

Asset impairments for the fiscal year ended May 31, 2025 were $0.5 million. The Company early exited certain leased office space as a result of which the Company recognized an impairment expense of $0.5 million in fiscal 2025, primarily related to the right-of-use asset associated with the operating leases.

Segment operating loss for the fiscal year ended May 31, 2025 was $12.1 million compared to $11.2 million in the prior fiscal year.

INTERNATIONAL

($ amounts in millions)	2025 compared to 2024
	2025	2024	$ change	% change
Revenues	$279.6	$273.6	$6.0	2.2%
Cost of goods sold	159.3	162.2	(2.9)	(1.8)
Other operating expenses *	120.2	117.2	3.0	2.6
Asset impairments and write downs	1.1	1.1	—	—
Operating income (loss)	$(1.0)	$(6.9)	$5.9	85.5%
Operating margin	NM	NM

* Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful
Fiscal 2025 compared to fiscal 2024

Revenues for the fiscal year ended May 31, 2025 increased by $6.0 million to $279.6 million compared to $273.6 million in the prior fiscal year. Local currency revenues in the Company's ongoing foreign operations increased $7.6 million when compared to the prior fiscal year, excluding unfavorable foreign exchange impact of $1.6 million. In the UK, local currency revenues increased $8.4 million, driven by higher trade channel sales which benefited from several current year releases including the latest Hunger Games title, Sunrise of the Reaping, Jonty Gentoo: The Adventures of a Penguin by Julia Donaldson and Axel Scheffler and Dog Man #13: Big Jim Begins by Dav Pilkey, in addition to higher book fairs channel sales driven by higher fair count. In Canada, local currency revenues increased $4.2 million, primarily driven by higher sales from the trade channel, which benefited from the new releases in the Hunger Games and Dog Man series and lower sales returns from its major customers, coupled with higher sales from the book clubs channel. In Australia and New Zealand, local currency revenues increased $1.9 million, driven by increased sales of education products in New Zealand and higher trade channel sales in both markets, partially offset by lower school channel revenues in Australia. The increase in revenues from the Major Markets was partly offset by lower local currency revenues in Asia of $5.5 million. This was primarily attributable to lower sales within the trade and education channels, partially offset by growth in India. Export channel sales also decreased $1.4 million as compared to the prior fiscal year.

Cost of goods sold for the fiscal year ended May 31, 2025 was $159.3 million, or 57.0% of revenues, compared to $162.2 million, or 59.3% of revenues, in the prior fiscal year. Cost of goods sold as a percentage of revenues decreased as a result of the mix of product sold in Canada and the U.K. in fiscal 2025, driven in particular by the higher priced hardcover sales of Sunrise on the Reaping. This was partially offset by increased fulfillment costs in Australia on lower revenues.

Other operating expenses were $120.2 million for the fiscal year ended May 31, 2025, compared to $117.2 million in the prior fiscal year. Other operating expenses increased $3.0 million primarily due to higher general overhead costs in the Major Markets, partially offset by lower costs in Asia driven by operational efficiencies as a result of the Company's reorganization efforts. In the fiscal year ended May 31, 2025, the Company incurred severance expense from its cost-saving initiatives and reorganization efforts in Asia, Canada and Australia of $2.8 million, compared to $2.7 million in the prior fiscal year related to reorganization efforts in Canada and its exit from the franchise business in China.

Asset impairments and write downs were $1.1 million for the fiscal years ended May 31, 2025 and 2024. In fiscal 2025, the Company recognized an asset impairment of $1.1 million related to certain inventory and other assets that were not recoverable as a result of the reorganization in China. In fiscal 2024, the Company early exited certain leased office space in Canada as part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs, resulting in an impairment expense of $1.1 million related to the right-of-use assets associated with the operating leases.

Segment operating loss for the fiscal year ended May 31, 2025 was $1.0 million, compared to $6.9 million in the prior fiscal year. The $5.9 million improvement was primarily attributable to higher revenues in the Major Markets, coupled with favorable cost of product in the trade channels driven by higher margins on Sunrise on the Reaping. In addition, operating efficiencies in Canada and Asia drove improved profitability, coupled with lower trade sales returns in Canada. This improvement was partially offset by increased general overhead costs in the Major Markets in the fiscal year ended May 31, 2025.

Overhead

Fiscal 2025 compared to fiscal 2024

Unallocated overhead expense for the fiscal year ended May 31, 2025 increased by $1.6 million to $108.1 million, compared to $106.5 million in the prior fiscal year. The increase was primarily attributable to higher employee-related expenses driven by higher medical costs. This was partly offset by lower severance expense of $0.6 million related to the Company's cost-savings initiatives and lower impairment expense of $2.2 million. The Company early exited certain leased office space as part of the Company's efforts to rightsize office space in fiscal years 2025 and 2024, resulting in an impairment expense of $0.1 million and $2.3 million, respectively, related to the right-of-use assets associated with the operating leases. In addition, the Company recognized higher rental income of $1.5 million as a result of a new tenant leasing space in the Company's headquarters.

Liquidity and Capital Resources

Fiscal 2025 compared to fiscal 2024

Cash provided by operating activities was $124.2 million for the fiscal year ended May 31, 2025, compared to cash provided by operating activities of $154.6 million for the prior fiscal year, representing a decrease in cash provided by operating activities of $30.4 million. The decrease in cash provided was primarily driven by lower customer remittances, increased inventory purchases and royalty advance payments, as well as increased medical claim payments, interest payments related to the Company's borrowings and higher spending in Entertainment due to the acquisition of 9 Story in fiscal 2025. This was partially offset by lower tax payments and lower discretionary spending in the fiscal year ended May 31, 2025.

Cash used in investing activities was $252.9 million for the fiscal year ended May 31, 2025, compared to cash used in investing activities of $89.7 million for the prior fiscal year, representing an increase in cash used in investing activities of $163.2 million. The increase in cash used was driven by the cash paid for the 9 Story acquisition of $176.2 million, net of cash acquired, during the fiscal year ended May 31, 2025, as compared to the prior fiscal year in which the Company acquired certain amortizable intangible assets related to educational programs and a U.S.-based children's book publishing business for $6.0 million and purchased the remaining noncontrolling interest related to Make Believe Ideas Limited for $2.1 million. This was partially offset by lower capital expenditures of $6.2 million.

Cash provided by financing activities was $137.3 million for the fiscal year ended May 31, 2025, compared to cash used in financing activities of $176.1 million for the prior fiscal year, representing an increase in cash provided by financing activities of $313.4 million. The increase in cash provided was primarily attributable to net borrowings of $250 million under the U.S. Credit Agreement incurred during fiscal 2025 to fund the 9 Story acquisition. In addition, the Company repurchased common stock of $70.0 million, compared to repurchases of $158.2 million in the prior fiscal year, which also resulted in lower dividends of $2.1 million. This was partially offset by $18.3 million of net repayments of film related obligations in the fiscal year ended May 31, 2025.

Cash Position

The Company’s cash and cash equivalents totaled $124.0 million at May 31, 2025 and $113.7 million at May 31, 2024. Cash and cash equivalents held by the Company’s U.S. operations totaled $48.7 million at May 31, 2025 and $54.9 million at May 31, 2024.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During fiscal 2025, the Company repurchased $70.0 million of its common stock on the open market. See Note 15, "Treasury Stock," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details. Under the Company's open-market buy-back program, $70.0 million remained available for future purchases of common shares as of May 31, 2025.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of May 31, 2025, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $124.0 million, cash from operations and the Company's U.S. Credit Agreement. The Company expects the U.S. Credit Agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The U.S. Credit Agreement has a borrowing limit of $400 million and a maturity date of November 26, 2029. See Note 5, "Debt," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for more information regarding the U.S. Credit Agreement. As of May 31, 2025, the Company's U.S. Credit Agreement, less borrowings of $250.0 million and commitments of $0.4 million, had $149.6 million of availability. Additionally, the Company has short-term credit facilities of $32.0 million, less current borrowings of $6.2 million and commitments of $3.6 million, resulting in $22.2 million of current availability under these facilities at May 31, 2025. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

The following table summarizes, as of May 31, 2025, the Company’s contractual cash obligations by future period (see Notes 5, 6, 10 and 16 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$0.4	$0.6	$0.3	$—	$1.3
Royalty advances	13.0	11.0	1.7	0.2	25.9
Lines of credit and short-term debt	6.2	—	—	—	6.2
Long-term debt	—	—	250.0	—	250.0
Film related obligations (1)	6.1	10.0	2.2	—	18.3
Finance leases (2)	2.1	3.2	1.6	0.5	7.4
Operating leases	32.4	53.7	26.3	25.3	137.7
Pension and postretirement plans (3)	2.4	4.6	4.6	11.3	22.9
Total	$62.6	$83.1	$286.7	$37.3	$469.7
(1) Film related obligations are due on demand. Outstanding borrowings are presented by fiscal year maturity based on expected repayment dates per loan agreements.
(2) Includes principal and interest.
(3) Excludes expected Medicare Part D subsidy receipts.

Financing

Loan Agreement

The Company is party to the U.S. Credit Agreement and certain credit lines with various banks, including those related to film related obligations. For a more complete description of the U.S. Credit Agreement, as well as the Company's other debt obligations, reference is made to Note 5, "Debt," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such expansion opportunities and prospects. See Note 11, "Acquisitions," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2025. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s derivative transactions and outstanding financial instruments is included in Note 20, "Derivatives and Hedging," and Note 5, "Debt," respectively, of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

The following table sets forth information about the Company’s debt instruments as of May 31, 2025:

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2026	2027	2028	2029	2030	Thereafter	Total	2025
Debt Obligations
Lines of credit and current portion of long-term debt	$6.2	$—	$—	$—	$—	$—	$6.2	$6.2
Average interest rate	4.5%	—	—	—	—	—
Long-term debt	$—	$—	$—	$—	$250.0	$—	$250.0	$250.0
Average interest rate	—	—	—	—	6.1%	—
Film related obligations (1)	$6.1	$9.3	$0.7	$2.2	$—	$—	$18.3	$18.3
Average interest rate	5.7%	6.6%	5.7%	5.5%	—	—
(1) Film related obligations are due on demand. Outstanding borrowings are presented by fiscal year maturity based on expected repayment dates per loan agreements.

Item 8 | Consolidated Financial Statements and Supplementary Data

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2025	2024	2023
Revenues	$1,625.5	$1,589.7	$1,704.0
Operating costs and expenses
Cost of goods sold	718.8	705.1	786.4
Selling, general and administrative expenses	822.3	803.0	756.6
Depreciation and amortization	65.7	57.1	54.7
Asset impairments and write downs	2.9	10.0	—
Total operating costs and expenses	1,609.7	1,575.2	1,597.7
Operating income (loss)	15.8	14.5	106.3
Interest income	2.2	4.6	7.2
Interest expense	(18.2)	(1.9)	(1.4)
Other components of net periodic benefit (cost)	(1.1)	(1.0)	0.3
Earnings (loss) before income taxes	(1.3)	16.2	112.4
Provision (benefit) for income taxes	0.6	4.1	25.9
Net income (loss)	$(1.9)	$12.1	$86.5
Less: Net income (loss) attributable to noncontrolling interest	—	—	0.2
Net income (loss) attributable to Scholastic Corporation	$(1.9)	$12.1	$86.3

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Net Income (loss) attributable to Scholastic Corporation	$(0.07)	$0.41	$2.56
Diluted:
Net Income (loss) attributable to Scholastic Corporation	$(0.07)	$0.40	$2.49
Dividends declared per share of Class A and Common Stock	$0.80	$0.80	$0.80
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2025	2024	2023
Net income (loss)	$(1.9)	$12.1	$86.5
Other comprehensive income (loss), net:
Foreign currency translation adjustments	10.9	3.1	(5.4)
Pension and postretirement adjustments, net of tax	0.1	0.2	(5.0)
Total other comprehensive income (loss)	$11.0	$3.3	$(10.4)
Comprehensive income (loss)	9.1	15.4	76.1
Less: Net income (loss) attributable to noncontrolling interest	—	—	0.2
Comprehensive income (loss) attributable to Scholastic Corporation	$9.1	$15.4	$75.9
 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$124.0	$113.7
Accounts receivable, net	273.4	235.0
Inventories, net	250.2	264.2
Income tax receivable	8.8	15.2
Tax credit receivable	21.0	—
Prepaid expenses and other current assets	47.9	48.8
Total current assets	725.3	676.9
Noncurrent Assets:
Property, plant and equipment, net	516.3	511.9
Prepublication costs, net	49.7	49.5
Investment in film and television programs, net	42.1	—
Operating lease right-of-use assets, net	103.9	99.1
Royalty advances, net	78.1	57.8
Goodwill	198.9	132.8
Other intangible assets, net	87.9	10.3
Noncurrent deferred income taxes	34.7	23.1
Other assets and deferred charges	113.2	109.8
Total noncurrent assets	1,224.8	994.3
Total assets	$1,950.1	$1,671.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.2	$6.0
Film related obligations	18.3	—
Accounts payable	157.3	138.5
Accrued royalties	69.1	48.5
Deferred revenue	178.8	161.1
Other accrued expenses	166.2	156.3
Accrued income taxes	3.7	1.9
Operating lease liabilities	26.8	22.4
Total current liabilities	626.4	534.7
Noncurrent Liabilities:
Long-term debt	250.0	—
Operating lease liabilities	91.5	89.2
Other noncurrent liabilities	35.7	29.2
Total noncurrent liabilities	377.2	118.4
Commitments and Contingencies:	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—
Class A Stock, $0.01 par value: Authorized, 3.2 and 3.2 shares, respectively; Issued and Outstanding, 0.8 and 0.8 shares, respectively	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 24.2 and 27.4 shares, respectively	0.4	0.4
Additional paid-in capital	607.1	604.6
Accumulated other comprehensive income (loss)	(41.5)	(52.5)
Retained earnings	999.7	1,023.7
Treasury stock at cost: 18.7 and 15.5 shares, respectively	(619.2)	(558.1)
Total stockholders’ equity	946.5	1,018.1
Total liabilities and stockholders’ equity	$1,950.1	$1,671.2
See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

										(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2022	1.7	$0.0	32.5	$0.4	$627.0	$(45.4)	$976.5	$(341.5)	$1,217.0	$1.4	$1,218.4
Net Income (loss)	—	—	—	—	—	—	86.3	—	86.3	0.2	86.5
Foreign currency translation adjustment	—	—	—	—	—	(5.4)	—	—	(5.4)	—	(5.4)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	(5.0)	—	—	(5.0)	—	(5.0)
Stock-based compensation	—	—	—	—	10.5	—	—	—	10.5	—	10.5
Proceeds from issuance of common stock pursuant to stock-based compensation plans	—	—	—	—	18.4	—	—	—	18.4	—	18.4
Purchases of treasury stock at cost	—	—	(3.3)	—	—	—	—	(135.1)	(135.1)	—	(135.1)
Treasury stock issued pursuant to stock purchase plans	—	—	0.8	—	(23.7)	—	—	27.1	3.4	—	3.4
Dividends	—	—	—	—	—	—	(27.2)	—	(27.2)	—	(27.2)
Balance at May 31, 2023	1.7	$0.0	30.0	$0.4	$632.2	$(55.8)	$1,035.6	$(449.5)	$1,162.9	$1.6	$1,164.5
Net Income (loss)	—	—	—	—	—	—	12.1	—	12.1	—	12.1
Foreign currency translation adjustment	—	—	—	—	—	3.1	—	—	3.1	—	3.1
Pension and post-retirement adjustments (net of tax of $0.2)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	11.0	—	—	—	11.0	—	11.0
Proceeds pursuant to stock-based compensation plans	—	—	—	—	6.5	—	—	—	6.5	—	6.5
Purchases of treasury stock at cost	—	—	(4.0)	—	—	—	—	(156.8)	(156.8)	—	(156.8)
Treasury stock issued pursuant to equity-based plans	—	—	0.5	—	(16.0)	—	—	19.6	3.6	—	3.6
Dividends	—	—	—	—	—	—	(24.0)	—	(24.0)	—	(24.0)
Other (share conversion)	(0.9)	—	0.9	—	(28.6)	—	—	28.6	—	—	—
Other (noncontrolling interest)	—	—	—	—	(0.5)	—	—	—	(0.5)	(1.6)	(2.1)
Balance at May 31, 2024	0.8	$0.0	27.4	0.4	604.6	(52.5)	1,023.7	(558.1)	1,018.1	—	1,018.1
Net Income (loss)	—	—	—	—	—	—	(1.9)	—	(1.9)	—	(1.9)
Foreign currency translation adjustment	—	—	—	—	—	10.9	—	—	10.9	—	10.9
Pension and post-retirement adjustments (net of tax of $0.2)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	9.3	—	—	—	9.3	—	9.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Purchases of treasury stock at cost	—	—	(3.5)	—	—	—	—	(70.9)	(70.9)	—	(70.9)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(6.4)	—	—	9.8	3.4	—	3.4
Dividends	—	—	—	—	—	—	(22.1)	—	(22.1)	—	(22.1)
Balance at May 31, 2025	0.8	$0.0	24.2	$0.4	$607.1	$(41.5)	$999.7	$(619.2)	$946.5	$—	$946.5
See accompanying notes

Consolidated Statements of Cash Flows

	(Amounts in millions) Years ended May 31,
	2025	2024	2023
Cash flows - operating activities:
Net income (loss) attributable to Scholastic Corporation	$(1.9)	$12.1	$86.3
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	5.0	5.2	3.3
Provision for losses on inventory	16.1	20.4	26.5
Provision for losses on royalty advances	5.7	2.7	4.2
Amortization of prepublication costs	21.9	26.2	25.1
Amortization of film and television programs	9.9	—	—
Depreciation and amortization	78.5	67.0	64.6
Amortization of pension and postretirement plans	0.5	0.4	(0.4)
Deferred income taxes	(19.7)	(1.9)	(0.7)
Stock-based compensation	9.3	11.0	10.5
Income from equity method investments	(0.5)	(0.5)	(0.9)
Non cash write off related to asset impairments and write downs	2.9	10.0	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(26.7)	38.2	15.0
Inventories	(2.8)	50.9	(83.6)
Income tax receivable	6.8	(6.3)	17.7
Tax credit receivable	10.6	—	—
Prepaid expenses and other current assets	4.1	(1.7)	21.5
Investment in film and television programs	(12.5)	—	—
Royalty advances	(25.8)	(3.4)	(12.0)
Accounts payable	15.5	(32.5)	9.4
Accrued royalties	13.3	(4.5)	(7.6)
Deferred revenue	7.5	(8.1)	(2.9)
Other accrued expenses	(1.5)	(10.3)	(15.3)
Accrued income taxes	1.7	(11.5)	10.9
Other, net	6.3	(8.8)	(22.7)
Net cash provided by (used in) operating activities	124.2	154.6	148.9
Cash flows - investing activities:
Prepublication expenditures	(24.5)	(22.8)	(26.9)
Additions to property, plant and equipment	(52.2)	(58.4)	(62.0)
Acquisition-related payments	(176.2)	(6.4)	(10.7)
Purchase of noncontrolling interests	—	(2.1)	—
Net cash provided by (used in) investing activities	(252.9)	(89.7)	(99.6)
See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2025	2024	2023
Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	305.9	54.1	3.5
Repayments of lines of credit, credit agreement and revolving loan	(57.4)	(54.1)	(3.7)
Borrowings under film related obligations	16.5	—	—
Repayments of film related obligations (including interests)	(34.8)	—	—
Repayment of capital lease obligations	(1.7)	(2.3)	(2.3)
Reacquisition of common stock	(70.0)	(158.2)	(132.1)
Proceeds pursuant to stock-based compensation plans	1.2	9.1	20.7
Payment of dividends	(22.6)	(24.7)	(25.6)
Other, net	0.2	—	—
Net cash provided by (used in) financing activities	137.3	(176.1)	(139.5)
Effect of exchange rate changes on cash and cash equivalents	1.7	0.4	(1.9)
Net increase (decrease) in cash and cash equivalents	10.3	(110.8)	(92.1)
Cash and cash equivalents at beginning of period	113.7	224.5	316.6
Cash and cash equivalents at end of period	$124.0	$113.7	$224.5

	2025	2024	2023
Supplemental Information:
Income tax payments (refunds)	$2.0	$23.7	$2.5
Interest paid	18.3	2.2	1.5
 See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of entertaining literary and educational children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools, as well as parents and children, customized and comprehensive solutions to support children’s learning and reading both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Ireland, Australia, New Zealand and Asia and, through its export business, sells products in approximately 130 international locations.

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
•Royalty advance reserves and royalty expense accruals
•Expected economic useful life and recoverability of film and television program assets
•Impairment testing for goodwill, intangibles and other long-lived assets and investments
•Assets and liabilities acquired in business combinations
•Variable consideration related to anticipated returns
•Allocation of transaction price to contractual performance obligations

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

Film and TV production – Revenue is deferred during production and recognized at a point in time when the film or episodes have been delivered and are available for showing or exploitation.

Production services – Revenue is recognized over time using the percentage-of-completion method based on the proportion of costs incurred in the current period to total expected costs as this depicts the transfer of control of the promised services or goods to the customer.

Licensing and royalty income – Revenue from the sale or granting of broadcast license rights to third parties is recognized when the licensed content is available to the customer and the customer has the contractual right to broadcast or stream the content. Revenue from sales and usage-based royalties related to licenses is generally recognized when the subsequent sale or usage occurs.

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

Accounts receivable
Accounts receivable are recognized net of an allowance for credit losses. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company recognizes an allowance for credit losses on trade receivables that are expected to be incurred over the lifetime of the receivable. Reserves for estimated credit losses are established at the time of sale and are based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability, including specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. Accounts receivable allowance for credit losses was $11.0 and $14.9 as of May 31, 2025 and 2024, respectively.

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

Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the assets. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Building improvements are depreciated over the life of the improvement which typically does not exceed twenty-five years. Capitalized software, net of accumulated amortization, was $51.8 and $54.6 at May 31, 2025 and 2024, respectively. Capitalized software is amortized over a period of three to ten years. Amortization expense for capitalized software was $23.0, $25.1 and $25.3 for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances indicate that the asset’s carrying value is not recoverable or warrant revised estimates of useful lives.

Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $9.8 and $14.4 of costs incurred in fiscal 2025 and 2024, respectively, to implement cloud computing arrangements, primarily related to digital and consumer data platforms. These amounts are included within Other assets and deferred charges on the Company's Consolidated Balance Sheets.

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

Lease payments received are presented as Revenues for fiscal 2025 and 2024 and as a reduction to rent expense in Selling, general and administrative expenses in fiscal year 2023 in the Consolidated Statements of Operations.

Prepublication costs
Prepublication costs are incurred in all of the Company’s reportable segments. Prepublication costs include costs incurred to create the art, prepress, editorial, digital conversion and other content required for the creation of the master copy of a book or other media. Prepublication costs are amortized on a straight-line basis over a two-to-five-

year period based on expected future revenues. The Company regularly reviews the recoverability of these capitalized costs based on expected future cash flows.

Investment in film and television programs
Investments in film and television programs are stated at the lower of cost or net realizable value. Investment in film and television programs includes all direct production and financing costs incurred during production and minimum guarantee payments made to acquire distribution rights. Interest costs are capitalized to the cost of the film or television program until substantially all of the activities required for delivery are complete. Investments in film and television programs are amortized using the declining-balance method with rates ranging from 50% to 90% at the time of initial episodic delivery and at rates ranging from 10% to 25% annually thereafter. The determination of the rates is based on the expected economic useful life of the film or television program and includes factors such as rights retained by the Company, the availability of rights to renew licenses for episodic television programs in various territories, and the availability of secondary market revenue. The Company regularly reviews the recoverability of these capitalized costs based on expected future cash flows for an individual film or television program.

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

Royalty advances
Royalty advances are incurred in all of the Company’s reportable segments except the Entertainment segment, but are most prevalent in the Children’s Book Publishing and Distribution segment and enable the Company to obtain contractual commitments from authors, illustrators, licensors and other publishers to produce content. The Company regularly provides these content providers advances against expected future royalty payments, often before the books are written. Upon publication and sale of the books or other media, the content providers will not receive further royalty payments until the contractual royalties earned from sales of such books or other media exceed such advances.

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors, illustrators, licensors and other publishers with royalty advances and it tracks each advance earned with respect to the sale of the related publication. The royalties earned are applied first against the remaining unearned portion of the advance. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recoveries through earndowns. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. The reserve for royalty advances was $86.9 and $83.2 as of May 31, 2025 and 2024, respectively.

Business combinations

The Company allocates the purchase price in a business combination to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, estimated useful lives and market multiples, among other items.

With respect to the 9 Story acquisition, the Company was required to make significant judgments and estimates, particularly in the identification and valuation of identifiable intangible assets. The Company utilized a third-party valuation specialist in determining the fair values. The assets acquired primarily include intellectual property ("IP") related to 9 Story's existing and recognized program titles, customer contracts/relationships related to licensing, distribution and service arrangements, and the trade names associated with 9 Story and Brown Bag Films, its animation studio. The intellectual property and customer contracts/relationships were valued using the multi-period excess earnings valuation method and the tradename was valued using the relief-from-royalty valuation method. The significant underlying assumptions used in these methods included the projected revenue and revenue attributable to the individual intangible assets, as well as the discount and royalty rate. These assumptions are inherently subjective and sensitive to changes in market conditions and the future performance of the acquired business. Refer to Note 11, "Acquisitions," for further details regarding this acquisition.

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

Intangible assets with definite lives consist principally of customer lists, customer contracts/relationships, intellectual property, and trade names and are amortized over their expected useful lives. Customer lists, customer contracts/relationships, intellectual property and trade names are typically amortized on a straight-line basis over five to ten years.

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

Advertising costs
Advertising costs are expensed by the Company as incurred. Total advertising expense was $61.4, $61.7 and $76.9 for the twelve months ended May 31, 2025, 2024 and 2023, respectively.

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

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2025, 2024 and 2023 and the significant weighted average assumptions used in determining such fair value under the Black-Scholes option-pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2025	2024	2023
Estimated fair value of stock options granted	$11.92	$11.53	$11.62
Assumptions:
Expected dividend yield	2.2%	2.2%	1.9%
Expected stock price volatility	38.8%	37.4%	32.8%
Risk-free interest rate	4.3%	4.7%	3.8%
Average expected life of options	5 years	4 years	5 years

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments in this ASU have been applied retrospectively to all prior periods presented in the financial statements. Refer to Note 3, "Segment Information," for the Company's disclosures related to this update.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740)." The amendments in this update enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this ASU require more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU will be effective for the Company's annual disclosures for fiscal year 2026. The amendments are to be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses." This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU 2025-01,""Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date" to clarify the effective date of ASU 2024-03 for non-calendar year-end entities. ASU 2024-03 is effective for the Company's fiscal year 2028, and interim periods starting in fiscal year 2029. Early adoption is permitted. The amendments in this ASU are to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel during the year ended May 31:

	2025	2024	2023
Book Clubs - U.S.	$64.2	$62.7	$117.8
Book Fairs - U.S.	548.3	541.6	553.1
Trade - U.S. (1)	304.7	298.7	306.8
Trade - International (2)	46.7	50.3	41.3
Total Children's Book Publishing and Distribution	963.9	953.3	1,019.0

Education Solutions - U.S.	309.8	351.2	386.6
Total Education Solutions	309.8	351.2	386.6

Entertainment - U.S. (1)	5.2	1.9	19.0
Entertainment - International	55.8	—	—
Total Entertainment	61.0	1.9	19.0

International - Major Markets (3)	241.6	228.6	229.7
International - Other Markets (4)	38.0	45.0	49.7
Total International	279.6	273.6	279.4

Overhead (5)	11.2	9.7	—

Total Revenues	$1,625.5	$1,589.7	$1,704.0
(1) The Entertainment segment includes the operations of SEI, which were included in the Children’s Book Publishing and Distribution segment in prior periods, and 9 Story. The financial results for SEI for the fiscal years presented have been reclassified to Entertainment to reflect this change.
(2) Primarily includes foreign rights and certain product sales in the UK.
(3) Includes Canada, UK, Australia and New Zealand.
(4) Primarily includes markets in Asia.
(5) Overhead includes rental income related to leased space in the Company's headquarters. Rental income of $7.1 was recognized as a reduction to Selling, general and administrative expenses for the fiscal year ended May 31, 2023.

Estimated Returns

A liability for expected returns of $34.4 and $33.1 was recorded within Other accrued expenses on the Company's Consolidated Balance Sheets as of May 31, 2025 and 2024, respectively. In addition, a return asset of $3.7 and $4.2 was recorded within Prepaid expenses and other current assets as of May 31, 2025 and 2024, respectively, for the recoverable cost of product estimated to be returned by customers.

Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities balance for the years ended May 31:

	2025	2024
Book fairs incentive credits	$122.1	$114.2
Magazines+ subscriptions	3.9	4.6
U.S. digital subscriptions	11.1	15.6
U.S. education-related (1)	7.5	10.1
Entertainment-related (2)	8.2	0.1
Stored value programs	22.4	16.7
Other (3)	7.8	6.3
Total contract liabilities	$183.0	$167.6
(1) Primarily relates to contracts with school districts and professional services.
(2) Primarily relates to contracts for film and TV productions and production services.
(3) Primarily relates to contracts for various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. Contract liabilities of $178.8 and $161.1 as of May 31, 2025 and 2024, respectively, are recorded within Deferred revenue on the Company's Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $4.2 and $6.5 of contract liabilities as of May 31, 2025 and 2024, respectively, are recorded within Other noncurrent liabilities on the Company's Consolidated Balance Sheets as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. The amount of revenue recognized during the years ended May 31, 2025 and 2024 included within the opening Deferred revenue balance was $136.8 and $138.0, respectively.

Allowance for Credit Losses

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2024	$14.9
Current period provision	5.0
Write-offs and other	(8.9)
Balance as of May 31, 2025	$11.0

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

•International includes the publication and distribution of products and services outside the United States by the Company’s international operations and its export and foreign rights businesses. This segment is comprised of four operating segments.

The Company's chief operating decision maker ("CODM") is the President and Chief Executive Officer. The CODM uses operating income (loss) as the profit measure to evaluate segment performance and allocate resources to the segments. The CODM considers variances of actual performance to forecasts and prior year when making decisions.

The following tables present the Company’s revenue, significant expenses, and operating income (loss) by segment for the three fiscal years ended May 31:

	2025
	Children's Book Publishing and Distribution	Education Solutions	Entertainment (1)	International	Overhead (2)	Consolidated
Revenues	$963.9	$309.8	$61.0	$279.6	$11.2	$1,625.5
Cost of goods sold (3)	410.2	122.8	33.4	159.3	(6.9)	718.8
Selling, general and administrative expenses (3)(4)	399.7	169.5	27.6	114.2	111.3	822.3
Depreciation and amortization	22.7	10.6	11.6	6.0	14.8	65.7
Other segment items (5)	0.6	0.6	0.5	1.1	0.1	2.9
Operating income (Loss)	$130.7	$6.3	$(12.1)	$(1.0)	$(108.1)	$15.8
Interest income (expense), net						(16.0)
Other components of net periodic benefit (cost)						(1.1)
Earnings (loss) before income taxes						$(1.3)

Other segment disclosures:
Segment assets	$604.5	$245.8	$256.6	$269.1	$574.1	$1,950.1
Long-lived asset additions	12.3	0.9	0.3	3.9	14.7	32.1
(1) The Entertainment segment includes the operations of 9 Story Media Group Inc. as acquired on June 20, 2024 ("9 Story"), and Scholastic Entertainment Inc. ("SEI").
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.
(3) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(4) Selling, general and administrative expenses includes equity in the net income of investees accounted for by the equity method of $0.2 within the Entertainment segment and $0.3 within the International segment.
(5) Other segment items include asset impairments and write downs.

	2024
	Children's Book Publishing and Distribution	Education Solutions	Entertainment (1)	International	Overhead (2)	Consolidated
Revenues	$953.3	$351.2	$1.9	$273.6	$9.7	$1,589.7
Cost of goods sold (3)	412.0	137.6	0.1	162.2	(6.8)	705.1
Selling, general and administrative expenses (3)(4)	393.2	179.0	12.7	111.7	106.4	803.0
Depreciation and amortization	24.3	12.7	0.3	5.5	14.3	57.1
Other segment items (5)	0.5	6.1	—	1.1	2.3	10.0
Operating income (Loss)	$123.3	$15.8	$(11.2)	$(6.9)	$(106.5)	$14.5
Interest income (expense), net						2.7
Other components of net periodic benefit (cost)						(1.0)
Earnings (loss) before income taxes						$16.2

Other segment disclosures:
Segment assets	$555.7	$242.0	$9.4	$256.0	$608.1	$1,671.2
Long-lived asset additions	18.2	0.0	—	2.6	14.9	35.7
(1) The Entertainment segment includes the operations of 9 Story Media Group Inc. as acquired on June 20, 2024 ("9 Story"), and Scholastic Entertainment Inc. ("SEI"). SEI was reported in the Children's Book Publishing and Distribution segment in prior years. The financial results for SEI for fiscal 2024 have been reclassified to Entertainment to reflect this change.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.
(3) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(4) Selling, general and administrative expenses includes equity in the net income of investees accounted for by the equity method of $0.5 within the International segment.
(5) Other segment items include asset impairments and write downs.

	2023
	Children's Book Publishing and Distribution	Education Solutions	Entertainment (1)	International	Overhead (2)	Consolidated
Revenues	$1,019.0	$386.6	$19.0	$279.4	$—	$1,704.0
Cost of goods sold (3)	467.3	143.0	14.4	169.7	(8.0)	786.4
Selling, general and administrative expenses (3)(4)	383.1	172.4	3.1	107.6	90.4	756.6
Depreciation and amortization	26.4	12.8	0.3	5.7	9.5	54.7
Operating income (Loss)	$142.2	$58.4	$1.2	$(3.6)	$(91.9)	$106.3
Interest income (expense), net						5.8
Other components of net periodic benefit (cost)						0.3
Earnings (loss) before income taxes						$112.4

Other segment disclosures:
Segment assets	$587.0	$290.8	$12.9	$260.0	$716.0	$1,866.7
Long-lived asset additions	10.6	0.3	—	3.3	22.3	36.5
(1) The Entertainment segment includes the operations of 9 Story Media Group Inc. as acquired on June 20, 2024 ("9 Story"), and Scholastic Entertainment Inc. ("SEI"). SEI was reported in the Children's Book Publishing and Distribution segment in prior years. The financial results for SEI for fiscal 2023 have been reclassified to Entertainment to reflect this change.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.
(3) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(4) Selling, general and administrative expenses includes equity in the net income of investees accounted for by the equity method of $0.9 within the International segment.

The following table presents geographic information for revenues for the three fiscal years ended May 31. Revenues are attributed to locations based on the origin of sale.

	2025	2024	2023
United States	$1,243.4	$1,265.8	$1,383.3
International	382.1	323.9	320.7
Total Revenues	$1,625.5	$1,589.7	$1,704.0

The following table presents geographic information for long-lived assets for the three fiscal years ended May 31. Long-lived assets consist of property, plant and equipment, net, excluding capitalized software.

	2025	2024	2023
United States	$431.7	$430.5	$432.8
International	32.8	26.8	25.9
Total Long-lived assets	$464.5	$457.3	$458.7

4. ASSET WRITE DOWN

During fiscal 2025, the Company identified certain digital products that were not recoverable. The estimated future cash flows related to these assets were impacted by the Company's decision to no longer sell the related products. The assets consisted of prepublication costs of which $0.6 were included within the Children's Book Publishing and Distribution segment and $0.6 were included within the Education Solutions segment. The Company also identified assets of $1.1 that were not recoverable as a result of the reorganization in China. These assets consisted primarily of inventory and were included within the International segment. In addition, the Company ceased use of certain leased office space in the U.S., Canada and Ireland as part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs. The Company recognized an impairment expense related to the right-of-use (ROU) assets associated with the operating leases of which $0.5 was included within the Entertainment segment and $0.1 was included in Overhead. Accordingly, the Company recognized a total impairment charge of $2.9 which was included in Asset impairments and write downs within the Company's Consolidated Statement of Operations for the fiscal year ended May 31, 2025. The related impact of the impairments was a loss per basic and diluted share of Class A and Common Stock of $0.08 in the twelve months ended May 31, 2025.

During fiscal 2024, the Company identified certain education products that were not recoverable. The estimated future cash flows related to these assets were impacted by the shift to evidence-based approaches to literacy instruction within the education market. The assets consisted primarily of prepublication costs and amortizable intangible assets and were included within the Education Solutions segment. Accordingly, the Company recognized an impairment charge of $6.1 which was included in Asset impairments and write downs within the Company's Consolidated Statement of Operations for the fiscal year ended May 31, 2024. In addition, during fiscal 2024, the Company ceased use of certain leased office space in the U.S. and Canada as part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs. A total impairment expense of $3.9 was recognized during fiscal 2024 which was included in Asset impairments and write downs within the Company's Consolidated Statement of Operations for the fiscal year ended May 31, 2024. A right-of-use (ROU) asset of $2.3 was related to leased office space in New York City and included in Overhead, $1.1 was related to leased office space in Canada and included in the International segment, and $0.5 was related to leased office space used by the U.S. book fairs business and included in the Children's Book Publishing and Distribution segment. The related impact of the impairments was a loss per basic and diluted share of Class A and Common Stock of $0.25 in the twelve months ended May 31, 2024.

5. DEBT

The following table summarizes the Company's debt, excluding film related obligations, as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2025		2024
Loan Agreement:
Revolving loan	$250.0	$250.0	$—	$—
Unsecured lines of credit (weighted average interest rates of 4.5% and 4.5%, respectively)	6.2	6.2	6.0	6.0
Total debt	$256.2	$256.2	$6.0	$6.0
Less: lines of credit and current portion of long-term debt	(6.2)	(6.2)	(6.0)	(6.0)
Total long-term debt	$250.0	$250.0	$—	$—

The following table sets forth the maturities of the carrying values of the Company's debt obligations, excluding film related obligations, as of May 31, 2025 for the twelve month periods ended May 31:

2026	$6.2
2027	—
2028	—
2029	—
2030	250.0
Thereafter	—
Total Debt	$256.2

U.S. Credit Agreement

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

The Company incurred debt issuance costs of $1.6 in connection with the Amendment which are amortized over the term of the Credit Agreement. The current portion of these costs is recorded within Prepaid expenses and other current assets and the noncurrent portion is recorded within Other assets and deferred charges on the Company's Consolidated Balance Sheets.

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
-or-

•a Term SOFR Advance equal to the Term SOFR rate plus an applicable margin ranging from 1.625% to 1.875%, as determined by the Company’s prevailing Consolidated Net Leverage Ratio (as defined in the Credit Agreement).
As of May 31, 2025, the applicable margin on Base Rate Advances was 0.75% and the applicable margin on SOFR Advances was 1.75%.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Net Leverage Ratio. As of May 31, 2025, the commitment fee rate was 0.25%.

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

As of May 31, 2025, the Company had outstanding borrowings of $250.0 under the Credit Agreement at a weighted average interest rate of 6.1%. While this obligation is not due until the November 26, 2029 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. As of May 31, 2024, the Company had no outstanding borrowings under the Credit Agreement.

The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At May 31, 2025, the Company had open standby letters of credit totaling $4.0 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.6 under the domestic credit lines discussed below.

Unsecured Lines of Credit

As of May 31, 2025, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of May 31, 2025 and May 31, 2024. As of May 31, 2025, availability under these unsecured money market bid rate credit lines totaled $6.4, excluding commitments of $3.6. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2025, the Company had various local currency international credit lines totaling $22.0, underwritten by banks primarily in the United States and the United Kingdom. Outstanding borrowings under these facilities were $6.2 at May 31, 2025 at a weighted average interest rate of 4.5%, compared to outstanding borrowings of $6.0 at May 31, 2024 at a weighted average interest rate of 4.5%. As of May 31, 2025, the amounts available under these facilities totaled $15.8. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

Film Related Obligations

The Company's entertainment business enters into credit facilities with third-party banks to obtain interim financing for certain productions. The interim production credit facilities are secured by an assignment and direction of specific production financing including tax credits and license contract receivables and are due on demand. As of May 31, 2025, interest is charged at the following rates:

•the bank prime rate plus a margin ranging from 0.50% to 0.75% for Canadian dollar loans; and
•SOFR plus a margin ranging from 2.25% to 3.00% for U.S. dollar loans.

As of May 31, 2025, outstanding borrowings under these facilities were $18.3 at a weighted average interest rate of 6.2%.

6. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2025 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2026	$13.0	$0.4
2027	6.2	0.3
2028	4.8	0.3
2029	1.2	0.3
2030	0.5	—
Thereafter	0.2	—
Total commitments	$25.9	$1.3

The Company had open standby letters of credit of $4.0 issued under certain credit lines as of May 31, 2025 and 2024, respectively, in support of its insurance programs. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to their expiration.

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

7. INVESTMENT IN FILM AND TELEVISION PROGRAMS

The Company predominantly monetizes film and television programs on an individual film basis. The following table summarizes investment in film and television programs at May 31:

2025
Released, net of accumulated amortization	$26.2
Completed and not released	—
In production	6.8
In development	5.2
Acquired library content (1)	3.6
Other (2)	0.3
Investment in Film and Television Programs, net (3)	$42.1
(1) Acquired library content is monetized individually and amortized on a straight-line basis. At May 31, 2025, the weighted-average remaining amortization period was approximately 7 years.
(2) Other primarily consists of third party distribution rights.
(3) Production tax credits reduced total investment in films and television programs by $5.8 as of May 31, 2025 and resulted in a reduction of Cost of goods sold related to the amortization of investment in films and television programs of approximately $9.5 for the fiscal year ended May 31, 2025.

Amortization of film and television programs was $9.9 for the fiscal year ended May 31, 2025 which was included in Cost of goods sold in the Consolidated Statement of Operations.

The following table summarizes estimated future amortization expense for the Company’s investment in film and television programs as of May 31, 2025:

	Fiscal year ending May 31,
	2026	2027	2028
Estimated future amortization expense:
Released, net of accumulated amortization	$4.1	$3.3	$2.7
Acquired library content	0.7	0.5	0.5

Investment in film and television programs, net includes write-downs to fair value which are included in Cost of goods sold in the Consolidated Statement of Operations. During the fiscal year ended May 31, 2025, the Company recognized write-downs of $0.2 related to programs in development.

Participation costs represent amounts payable to parties associated with the film or television program and are based on the performance of the film or television program. The Company estimates participation costs based on the contractual participation percentage on the revenue recognized to date, less participation payments made to date. As of May 31, 2025, accrued participation costs were $7.0 and were included in Accrued royalties on the Company’s Consolidated Balance Sheet.

8. INVESTMENTS

Investments are included in Other assets and deferred charges on the Consolidated Balance Sheets. The following table summarizes the Company’s investments for the fiscal years ended May 31, 2025:

	2025	2024	Segment
Equity method investments	$33.6	$31.5	International
Equity method and other investments	6.4	6.0	Entertainment
Total investments	$40.0	$37.5

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

The Company acquired investments of $0.9 as part of the 9 Story acquisition which are included in the Entertainment segment. These acquired investments include a 50% ownership interest in certain animated television production companies. These joint venture investments are accounted for using the equity method of accounting. The acquired investments also include a 12% ownership interest in a children's book publishing business located in the UK. This investment is accounted for at cost, less impairment on the Company's Consolidated Balance Sheet. There have been no impairments or adjustments to the carrying value of the investment.

Income from equity investments reported in Selling, general and administrative expenses in the Consolidated Statements of Operations totaled $0.5 for the year ended May 31, 2025, $0.5 for the year ended May 31, 2024 and $0.9 for the year ended May 31, 2023. No dividends were received in the fiscal years ended May 31, 2025 and May 31, 2023. The Company received dividends of $1.3 for the year ended May 31, 2024.

9. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2025	2024
Land	$81.4	$79.6
Buildings	233.3	232.0
Capitalized software	273.8	251.6
Furniture, fixtures and equipment	244.5	220.7
Building and leasehold improvements	239.6	223.2
Construction in progress	30.8	28.5
Total at cost	$1,103.4	$1,035.6
Less: Accumulated depreciation and amortization	(587.1)	(523.7)
Property, plant and equipment, net	$516.3	$511.9

Included in Other assets and deferred charges	2025	2024
Capitalized Cloud Computing Arrangements	$51.4	$51.6

Depreciation and amortization expense related to property, plant, and equipment was $54.5, $54.5 and $52.5 for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. Amortization expense related to cloud computing arrangements was $9.9, $7.4 and $6.3 for the fiscal years ended May 31, 2025, 2024 and 2023, respectively.

10. LEASES

The following table summarizes right-of-use assets and lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal years ended May 31, 2025 and May 31, 2024:

	May 31, 2025	May 31, 2024	Location within Consolidated Balance Sheet
Operating leases	$103.9	$99.1	Operating lease right-of-use assets, net
Finance leases	6.0	5.6	Property, plant and equipment, net
Total lease assets	$109.9	$104.7

Operating leases:
Current portion	$26.8	$22.4	Operating lease liabilities, current
Noncurrent portion	91.5	89.2	Operating lease liabilities, noncurrent
Total operating lease liabilities	$118.3	$111.6

Finance leases:
Current portion	$1.7	$1.7	Other accrued expenses
Noncurrent portion	4.9	4.5	Other noncurrent liabilities
Total finance lease liabilities	$6.6	$6.2
Total lease liabilities	$124.9	$117.8

As part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs, the Company recognized a pretax impairment charge of $0.6 and $3.9 for the fiscal years ended May 31, 2025 and 2024, respectively, related to operating lease right-of-use assets in connection with the early exit of certain leased office space. Refer to Note 4, "Asset Write Down", for further discussion regarding the impairment.

The following table summarizes the lease expense activity for the fiscal years ended May 31:

				Location within Consolidated Statements of Operations
	2025	2024	2023
Operating lease expense	$31.7	$29.7	$26.6	Selling, general and administrative expenses
Finance lease costs :
Depreciation of leased assets	1.4	2.1	2.1	Depreciation and amortization
Accretion of lease liabilities	0.6	0.3	0.3	Interest expense
Total lease expense	$33.7	$32.1	$29.0

The following table summarizes certain cash flows information related to the Company's leases for the fiscal years ended May 31:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28.6	$30.2	$25.9
Operating cash flows from finance leases	0.6	0.3	0.4
Financing cash flows from finance leases	1.7	2.3	2.3
Noncash transactions:
Lease assets obtained in exchange for new lease liabilities	$25.0	$40.4	$27.4

The following table provides the maturities of the Company's lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal year ended May 31, 2025:

	Operating Leases	Finance Leases
Fiscal 2026	$32.4	$2.1
Fiscal 2027	30.0	1.8
Fiscal 2028	23.7	1.4
Fiscal 2029	15.8	0.9
Fiscal 2030	10.5	0.7
Thereafter	25.3	0.5
Total lease payments	$137.7	$7.4
Less: interest	(19.4)	(0.8)
Total lease liabilities	$118.3	$6.6

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's leases recorded on the Company's Consolidated Balance Sheets for the fiscal years ended May 31, 2025 and May 31, 2024:

	2025	2024
Weighted-average remaining lease term (years):
Operating Leases	5.3	6.0
Finance Leases	4.5	4.5
Weighted-average discount rate:
Operating Leases	5.6%	5.6%
Finance Leases	5.0%	4.5%

The Company has leasable space in its headquarters in SoHo, New York City. The lease terms with the Company's tenants typically range from 10 to 15 years. The Company recognized rental income of $11.2, $9.7 and $7.1 for the fiscal years ended May 31, 2025, 2024, and 2023, respectively.

The following table summarizes the future rental payments to be received by the Company on an annual basis at May 31, 2025:

Amount
Fiscal 2026	$11.6
Fiscal 2027	12.3
Fiscal 2028	12.5
Fiscal 2029	12.8
Fiscal 2030	13.5
Thereafter	45.0
Total	$107.7

11. ACQUISITIONS

9 Story Acquisition

On June 20, 2024, the Company completed the acquisition of 100% of the economic interest in the form of non-voting shares and 25% of the voting shares of 9 Story, a leading independent creator, producer and distributor of premium children’s content based in Toronto, Canada, with studios or offices in New York, United States, Dublin, Ireland and Bali, Indonesia. The aggregate purchase price was $193.7 and was funded through borrowings under the U.S. Credit Agreement incurred during the first quarter of fiscal 2025. The acquisition of 9 Story further enhances the Company's development, production and licensing interests, expanding opportunities to leverage its brand and best-selling publishing and global children's franchises across print, screen and merchandising.

Pursuant to ASC Topic 810, Consolidation, 9 Story was determined to be a variable interest entity (VIE) and the Company was determined to be its primary beneficiary and therefore obtained a controlling financial interest over 9 Story. Accordingly, 9 Story has been consolidated into the Company's financial results.

9 Story met the definition of a business pursuant to ASC 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company estimated the fair value of acquired assets and liabilities as of the date of acquisition based on currently available information. Refer to Note 12, Goodwill and Other Intangibles, for details regarding measurement period adjustments recorded during the fiscal year ended May 31, 2025. The following table summarizes the purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition, inclusive of measurement period adjustments:

Cash and cash equivalents	$17.5
Accounts receivable	14.8
Investment in film and television programs	42.9
Property, plant and equipment	6.1
Operating lease right-of-use assets	6.1
Other Intangible assets:
Existing content/IP	16.0
Customer contracts/relationships (1)	51.5
Trade names	16.5
Internally developed software	1.3
Tax credit receivable	31.9
Other assets	3.9
Total assets acquired	208.5
Accounts payable	2.3
Accrued expenses	16.3
Deferred revenue	9.8
Film related obligations	34.9
Operating lease liabilities	7.7
Other liabilities	8.0
Total liabilities assumed	79.0
Fair value of net assets acquired	129.5
Goodwill	64.2
Purchase price consideration	$193.7
(1) Includes $36.7 related to distribution contracts and relationships.

The assets acquired include intellectual property ("IP") related to 9 Story's existing and recognized program titles (including Investment in film and television programs), customer contracts/relationships related to licensing, distribution and service arrangements, the trade names associated with 9 Story and Brown Bag Films, its animation studio, and internally developed software. The intellectual property and customer contracts/relationships were valued using the multi-period excess earnings valuation method and are being amortized over 10 years, with the exception of contracts/relationships for service arrangements which are being amortized over 5 years. The trade names were valued using the relief-from-royalty valuation method and are being amortized over 10 years. The internally developed software was valued using the replacement cost method and is being amortized over 3 years. The Company classified these fair value measurements as Level 3 due to the significant unobservable inputs used in the analyses, such as internally-developed discounted cash flow forecasts. The difference between the purchase price over the net identifiable tangible and intangible assets acquired was allocated to goodwill, which is not deductible for tax purposes. The goodwill balance is primarily attributable to the expected synergies from the business combination and acquired workforce. The goodwill and intangible assets acquired were allocated to the Entertainment segment.

The financial results of 9 Story, since the date of acquisition, were included in the Company's Consolidated Financial Statements as of May 31, 2025. 9 Story contributed total revenue of $58.0 and net loss of $8.5 from the date of acquisition on June 20, 2024 through May 31, 2025. The operations of 9 Story are reported in the Entertainment segment.

The following table summarizes the unaudited pro-forma consolidated results of operations for the fiscal years ended May 31, 2025 and 2024 as if the acquisition had occurred on June 1, 2023, the beginning of fiscal 2024:

	2025	2024
Revenues	$1,631.2	$1,671.4
Net income (loss)	(3.1)	1.9

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

The Company incurred acquisition‑related costs of $3.0 and $9.3 during the fiscal years ended May 31, 2025 and 2024, which were included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

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

Other Acquisitions

On September 1, 2022, the Company acquired 100% of the share capital of Learning Ovations, Inc., a U.S.-based education technology business and developer of a literacy assessment and instructional system, for $11.1, net of cash acquired. The Company accounted for the acquisition as a business combination under the acquisition method of accounting. Fair values were assigned to the assets and liabilities acquired, including cash, receivables, and technology/know-how. The receivables acquired had a fair value of $0.1 and were collected as of the end of the first quarter of fiscal 2024. The Company utilized internally-developed discounted cash flow forecasts to determine the fair value of the technology/know-how using a discount rate of 17.5% to account for the relative risks of the estimated future cash flows. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs. The fair values of the net assets were $3.6, which included $4.1 of amortizable intangible assets attributable to the technology/know-how and a $0.6 deferred tax liability. This acquisition resulted in $7.6 of goodwill that was assigned to the Company's Education Solutions segment and was not deductible for tax purposes. The results of operations of this business subsequent to the acquisition are included in the Education Solutions segment. The transaction was not determined to be material to the Company's results and therefore pro forma financial information has not been presented. During fiscal 2024, the Company assessed the recoverability of the amortizable intangible assets which were impacted by the shift to evidence-based approaches to literacy instruction within the education market. Refer to Note 4, "Asset Write Down," for further details.

12. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2025	2024
Gross beginning balance	$172.4	$172.3
Accumulated impairment	(39.6)	(39.6)
Beginning balance	$132.8	$132.7
Additions (1)	64.2	—
Foreign currency translation	1.9	0.1
Gross ending balance	238.5	172.4
Accumulated impairment	(39.6)	(39.6)
Ending balance	$198.9	$132.8
(1) Includes measurement period adjustments for the 9 Story acquisition which reflect a decrease to goodwill of $5.9 resulting from a net increase in the estimated fair value of the net assets acquired. The increase in the estimated fair value of the net assets acquired consisted of a decrease to deferred tax liabilities of $5.3, an increase to operating lease right-of-use assets of $0.3, a decrease to lease liabilities of $0.1, an increase to the property, plant and equipment of $0.1 and a decrease to the purchase price as a result of a working capital adjustment of $0.1.

In fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $64.2 of Goodwill, net of measurement period adjustments, included in the Entertainment segment. Refer to Note 11, "Acquisitions", for further details regarding the acquisition.

There were no impairment charges related to Goodwill in any of the periods presented.

The following table presents Goodwill by segment as of May 31:

	2025	2024
Children's Book Publishing and Distribution	$47.4	$47.1
Education Solutions	75.7	75.7
Entertainment	65.7	—
International	10.1	10.0
Total	$198.9	$132.8

The following table summarizes the activity in other intangibles included in Other intangible assets, net on the Company’s Financial Statements for the fiscal years ended May 31:

	2025	2024
Other intangibles subject to amortization - beginning balance	$8.2	$7.8
Additions	85.3	6.0
Amortization expense	(11.2)	(2.6)
Foreign currency translation	3.5	0.1
Impairments	—	(3.1)
Total other intangibles subject to amortization, net of accumulated amortization of $50.3 and $39.1, respectively	$85.8	$8.2

Total other intangibles not subject to amortization	2.1	2.1
Total other intangibles	$87.9	$10.3

During fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $85.3 of amortizable intangible assets. Refer to Note 11, "Acquisitions", for further details regarding the acquisition.

During fiscal 2024, the Company acquired certain amortizable intangible assets related to educational programs for $5.8 and certain amortizable intangible assets of a U.S.- based children's book publishing business for $0.2. These intangible assets are amortized over the estimated useful life of 8 years and 5 years, respectively.

During fiscal 2024, the Company recognized an asset impairment of $3.1 related to certain education products that were not aligned with evidence-based approaches to literacy instruction. Refer to Note 4, "Asset Write Down," for further details.

Amortization expense for Other intangibles totaled $11.2, $2.6 and $2.2 for the fiscal years ended May 31, 2025, 2024 and 2023, respectively.

The following table reflects the estimated amortization expense for intangibles for future fiscal years ending May 31:

2026	$11.2
2027	11.2
2028	10.7
2029	10.7
2030	8.8
Thereafter	33.2

Intangible assets with indefinite lives consist principally of trademark and trade name rights. Intangible assets with definite lives consist principally of customer lists, customer contracts/relationships, intellectual property, trade names and internally developed software. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 8.4 years.

13. TAXES

The components of Earnings (loss) before income taxes for the fiscal years ended May 31 were:

	2025	2024	2023
United States	$1.0	$17.3	$106.3
Non-United States	(2.3)	(1.1)	6.1
Total	$(1.3)	$16.2	$112.4

The provision (benefit) for income taxes for the fiscal years ended May 31 consisted of the following components:

	2025	2024	2023
Current
Federal	$6.3	$3.4	$26.4
State and local	1.3	1.2	1.6
Non-United States	2.7	1.5	1.6
Total Current	$10.3	$6.1	$29.6

Deferred
Federal	$(9.1)	$0.5	$(6.6)
State and local	(0.4)	(1.3)	3.9
Non-United States	(0.2)	(1.2)	(1.0)
Total Deferred	$(9.7)	$(2.0)	$(3.7)

Total Current and Deferred	$0.6	$4.1	$25.9

Effective Tax Rate Reconciliation

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on Earnings (loss) before income taxes for the fiscal years ended May 31 was as follows:

	2025	2024	2023
Computed federal statutory provision	21.0%	21.0%	21.0%
State income tax provision, net of federal income tax benefit	(66.5)	(3.0)	4.6
Difference in effective tax rates on earnings of foreign subsidiaries	(61.4)	(0.1)	0.2
GILTI inclusion	—	0.1	0.4
Foreign derived intangible income deduction	—	—	(1.7)
Various tax credits	62.1	(6.6)	(1.5)
Valuation allowances, excluding state	93.8	2.9	—
Uncertain positions	40.7	0.4	(0.8)
Transaction costs	—	12.0	—
Equity and other compensation	51.6	(3.7)	1.9
Section 162(m) limitation	(83.5)	6.0	1.0
Return to provision and other adjustments	(132.8)	(5.1)	(1.3)
Permanent differences	29.0	1.3	(0.6)
Other, net	(0.2)	0.1	(0.2)
Effective tax rates	(46.2)%	25.3%	23.0%
Total provision (benefit) for income taxes	$0.6	$4.1	$25.9

Unremitted Earnings

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. The Company is permanently reinvested in certain foreign subsidiaries representing a portion of the Company's investments in foreign subsidiaries. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment. As of May 31, 2025, there have been no adjustments to the income tax provision related to unremitted earnings.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31 were as follows:

	2025	2024
Deferred tax assets:
Tax uniform capitalization	$12.2	$8.9
Prepublication expenses	3.0	2.0
Inventory reserves	21.8	22.7
Allowance for credit losses	1.8	1.8
Deferred revenue	6.2	5.7
Stock based compensation	5.9	4.8
Other reserves	4.4	5.4
Postretirement, post employment and pension obligations	1.6	1.9
Tax carryforwards	32.4	30.1
Lease liabilities	27.7	28.7
Other	15.0	15.9
Gross deferred tax assets	$132.0	$127.9
Valuation allowance	(17.1)	(19.9)
Total deferred tax assets	$114.9	$108.0
Deferred tax liabilities:
Depreciation and amortization	(53.9)	(41.1)
Lease right-of-use assets	(24.4)	(25.5)
Research and development costs capitalized	(8.3)	(14.2)
Other	(3.7)	(4.1)
Total deferred tax liability	$(90.3)	$(84.9)
Total net deferred tax assets (1)	$24.6	$23.1
(1) Total net deferred tax assets includes $10.1 of deferred tax liabilities that were recorded in Other noncurrent liabilities on the Company's Consolidated Balance Sheet primarily due to foreign jurisdictions that cannot be netted.

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, duration of statutory carryforward periods, tax planning strategies and historical experience. For the fiscal years ended May 31, 2025 and 2024, the valuation allowance decreased by $2.8 and increased by $1.8, respectively.

The Company has gross federal, state and foreign net operating loss carryforwards of $1.6, $60.8 and $103.1, respectively, and tax effected federal, state and foreign net operating loss carryforwards of $0.4, $3.4 and $25.2, respectively, for the fiscal year ended May 31, 2025. In addition, the Company has certain tax carryforwards related to tax credits of $3.2, which have various expiration dates between 2029 and 2035, and charitable contributions of $0.3 for the fiscal year ended May 31, 2025. The federal net operating loss can be carried forward indefinitely, however the deduction is limited to 80% of taxable income in the carryforward year. Certain state net operating loss carryforwards, if not utilized, expire at various times, primarily between fiscal year 2026 and fiscal year 2044. Certain foreign net operating loss carryforwards, if not utilized, also expire at various times. Approximately half of the foreign net operating loss carryforwards expire between fiscal year 2026 and fiscal year 2044 and the remaining carryforwards do not have an expiration date.

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

The total amount of unrecognized tax benefits at May 31, 2025, 2024, and 2023 were $1.2, excluding $0.3 accrued for interest and penalties, $1.8, excluding $0.3 accrued for interest and penalties, and $2.0, excluding $0.1 accrued for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2025, 2024, and 2023, $1.2, $1.8 and $2.0, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized a benefit of less than $0.1, an expense of $0.1, and a benefit of $0.1 for the years ended May 31, 2025, 2024, and 2023, respectively.

The table below presents a reconciliation of the unrecognized tax benefits for the fiscal years indicated:

Gross unrecognized benefits at May 31, 2022	$3.1
Decreases related to prior year tax positions	(1.7)
Increase related to prior year tax positions	0.1
Increases related to current year tax positions	0.5
Settlements during the period	—
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2023	$2.0
Decreases related to prior year tax positions	(0.8)
Increase related to prior year tax positions	0.7
Increases related to current year tax positions	0.1
Settlements during the period	(0.2)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2024	$1.8
Decreases related to prior year tax positions	—
Increase related to prior year tax positions	0.1
Increases related to current year tax positions	0.1
Settlements during the period	—
Lapse of statute of limitation	(0.8)
Gross unrecognized benefits at May 31, 2025	$1.2

Income Tax Returns

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The Company was previously under audit for the fiscal 2015 through fiscal 2020 tax years and the examination was completed in fiscal 2023 with no impact to the financial results. The fiscal 2021 through 2024 tax years remain subject to audit.

Tax Legislation Updates

The Organization for Economic Co-operation and Development (OECD) has issued Pillar Two model rules introducing a new global minimum tax of 15% on foreign profits of large multinational corporations intended to be effective in 2024. The United States has not yet adopted Pillar Two rules, however, many countries and jurisdictions have agreed to the proposal by the OECD. As part of the Company's ongoing assessment of the OECD's Pillar Two global minimum tax framework, a comprehensive review was conducted of the Company's global tax position to evaluate the potential impact on its effective tax rate. Based on this analysis, the Company determined the impact of Pillar Two to be immaterial to its financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with no provisions effective for the Company's fiscal year ended May 31, 2025. The Company is currently assessing the impact on its consolidated financial statements for future periods.

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

14. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2025:

	Class A Stock	Common Stock	Preferred Stock
Authorized	3,171,900	70,000,000	2,000,000
Reserved for Issuance	—	5,139,487	—
Outstanding	828,100	24,214,908	—

The only voting rights vested in the holders of Common Stock, except as required by law, are the election of such number of directors as shall equal at least one-fifth of the members of the Board. The Class A Stockholders are entitled to elect all other directors and to vote on all other matters. The Class A Stockholders and the holders of Common Stock are entitled to one vote per share on matters on which they are entitled to vote. The Class A Stockholders have the right, at their option, to convert shares of Class A Stock into shares of Common Stock on a share-for-share basis. With the exception of voting rights and conversion rights, and as to any rights of holders of Preferred Stock if issued, the Class A Stock and the Common Stock are equal in rank and are entitled on the same basis to dividends and distributions when and if declared by the Board.

During fiscal 2024, Class A Stockholders surrendered 828,100 shares of Class A Stock for conversion into shares of Common Stock. The surrendered Class A shares were cancelled and cannot be reissued, resulting in 3,171,900 shares authorized and 828,100 shares outstanding as of May 31, 2024 and May 31, 2025.

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

Stock-based awards

At May 31, 2025, the Company maintained four stockholder-approved stock-based compensation plans with regard to the Common Stock:

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

In September 2021, the Class A Stockholders approved the 2021 Plan which provides for the issuance of certain equity awards, including non-qualified stock options, time-vested restricted stock units, performance-based restricted stock units, incentive stock options and other equity awards. There are 2,500,000 shares available for issuance pursuant to awards granted or to be granted under the 2021 Plan.

The 2011 Plan was approved by the Class A Stockholders in September 2011 initially providing for 2,100,000 shares available for issuance for certain equity awards, including non-qualified stock options, time-vested restricted stock units, performance-based restricted stock units, incentive stock options and other equity awards. In September 2014, the Class A Stockholders approved the second amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 Plan by 2,475,000 shares. In September 2018, the Class A Stockholders approved the third amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 Plan by 2,540,000 shares, for a total of 7,115,000 shares available for issuance under the 2011 Plan. No further awards can be granted under the 2011 Plan.

The Company’s stock-based awards vest over periods not to exceed four years and the Company's equity plans permit the acceleration of vesting upon retirement for certain eligible employees, as well as for certain other events.

At May 31, 2025, non-qualified stock options to purchase 793,287 and 1,687,656 shares of Common Stock were outstanding under the 2021 Plan and the 2011 Plan, respectively. During fiscal 2025, 16,773 options were granted under the 2021 Plan at a weighted average exercise price of $36.40.

At May 31, 2025, 1,002,900 shares of Common Stock were available for issuance under the 2021 Plan.

In September 2017, the Class A Stockholders approved the 2017 Directors Plan which has 400,000 shares of Common Stock reserved for issuance and provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and/or restricted stock units with a value equal to a fixed dollar amount. The total dollar amount, as well as the relative percentage of stock options and restricted stock units, is determined annually by the Board (or Committee designated by the Board) in advance of the grant date. In July 2024, the Board approved the fiscal 2025 grant to each non-employee director, on the date of the 2024 annual meeting of stockholders, having a value, as determined by the Board, of one hundred twenty-five thousand dollars ($125,000), (based on the fair market value on the date of grant), with 100% of such award to be awarded as restricted stock units, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of stockholders following the date of grant.

In September 2007, the Class A Stockholders approved the 2007 Directors Plan. From September 2007 through September 2011, the 2007 Directors Plan provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of non-qualified stock options to purchase 3,000 shares of Common Stock at a purchase price per share equal to the fair market value of a share of Common Stock on the date of grant and 1,200 restricted stock units. In September 2012, the Class A Stockholders approved an amendment and restatement of the 2007 Directors Plan (the “Amended 2007 Directors Plan”), which provided for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and restricted stock units with a value equal to a fixed dollar amount. The total amount, as well as the relative percentage of stock options and restricted stock units, were to be determined annually by the Board (or committee designated by the Board) in advance of the grant date. The value of the stock options was determined based on the Black-Scholes option pricing method, with the exercise price being the fair market value of the Common Stock on the grant date, and the value of the restricted stock unit portion is the fair market value of the Common Stock on the grant date. In December 2015, the Board approved amendment number 2 to the Amended 2007 Directors Plan to provide that a non-employee director elected between annual meetings of stockholders would receive a grant at the time of such election equal to a pro rata portion of the most recent annual grant of stock options and restricted stock units, based on the number of regular Board meetings remaining to be held for the annual period during which such election occurred.

During fiscal 2025, 35,280 restricted stock units were granted to the non-employee directors under the 2017 Directors Plan, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of Stockholders following the date of grant. During fiscal 2025, there were 14,683 shares of Common Stock issued upon the vesting of restricted stock units under the 2017 Directors Plan. As of May 31, 2025, non-qualified stock options to purchase 160,124 and 22,731 shares were outstanding under the 2017 Directors Plan and 2007 Directors Plan, respectively. At May 31, 2025, 96,894 shares of Common Stock were available for issuance under the 2017 Directors Plan.

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

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Company's equity plans for the fiscal years ended May 31:

	2025	2024	2023
Total intrinsic value of stock options exercised	$0.5	$6.4	$8.2
Total stock-based compensation cost (pretax)	9.3	11.0	10.5
Tax benefits (shortfalls) related to stock-based compensation cost	(2.5)	5.0	(7.8)
Weighted average grant date fair value per option	$11.92	$11.53	$11.62

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2025, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $0.7. The weighted average period over which this compensation cost is expected to be recognized is 1.2 years.

The following table sets forth the stock option activity under the Company's equity plans for the fiscal year ended May 31, 2025:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2024	2,942,293	$30.99
Granted	16,773	36.40
Exercised	(64,050)	21.21
Expired, canceled and forfeited	(231,218)	35.16
Outstanding at May 31, 2025	2,663,798	$30.90	3.1	$—
Exercisable at May 31, 2025	2,398,086	$30.05	2.8	$—

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and senior management under the 2021 Plan and the 2011 Plan. During fiscal 2025, 375,112 restricted stock units were granted under the 2021 Plan. The restricted stock units convert to shares of Common Stock on a one-for-one basis upon vesting. For time-vested restricted stock units, vesting is typically in three or four equal annual installments beginning with the first anniversary of the date of grant. For performance-based restricted stock units, vesting is contingent upon attainment of pre-established performance goals. During fiscal 2025, there were 140,935 and 12,519 shares of Common Stock issued upon the vesting of restricted stock units under the 2021 Plan and 2011 Plan, respectively. The Company measures the value of restricted stock units at fair value based on the number of units granted and the price of the underlying Common Stock on the grant date, in addition to the expected attainment of pre-established performance goals in the case of performance-based restricted stock units. The Company amortizes the fair value of outstanding restricted stock units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the restricted stock unit award activity for the fiscal years ended May 31:

	2025	2024	2023
Granted	410,392	177,867	139,111
Weighted average grant date price per unit	$31.04	$37.81	$41.99

As of May 31, 2025, the total pretax compensation cost not yet recognized by the Company with regard to unvested restricted stock units was $6.6. The weighted average period over which this compensation cost is expected to be recognized is 1.5 years.

Management Stock Purchase Plan - The Company maintains the Scholastic Corporation Management Stock Purchase Plan (the “MSPP”), which permits certain members of senior management to defer up to 100% of his or her annual cash bonus payments in the form of restricted stock units (the "MSPP RSUs”) which are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ on any day during the fiscal quarter in which such bonuses are awarded. The MSPP RSUs are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period, which must be a minimum of three years. The Company measures the value of MSPP RSUs based on the number of awards granted and the price of the underlying Common Stock on the grant date, giving effect to the 25% discount. The Company amortizes this discount as stock-based compensation expense over the vesting term on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. During fiscal 2025, there were 9,187 shares of Common Stock issued upon the vesting of restricted stock units under the MSPP Plan.

The following table sets forth the MSPP RSUs activity for the fiscal years ended May 31:

	2025	2024	2023
MSPP RSUs allocated	7,250	15,149	37,865
Purchase price per unit	$21.49	$27.86	$25.51

At May 31, 2025, there were 87,742 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2025, the total pretax compensation cost not yet recognized by the Company with regard to unvested MSPP RSUs was less than $0.1. The weighted average period over which this compensation cost is expected to be recognized is 0.3 years.

The following table sets forth the restricted stock unit and MSPP RSUs activity for the year ended May 31, 2025:

	Restricted stock units and MSPP RSUs	Weighted Average grant date fair value
Nonvested as of May 31, 2024	371,091	$34.55
Granted	417,642	20.62
Vested	(177,324)	36.48
Forfeited	(22,183)	35.70
Nonvested as of May 31, 2025	589,226	$31.14

The total fair value of shares vested during the fiscal years ended May 31, 2025, 2024 and 2023 was $6.5, $5.8 and $4.9, respectively.

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

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2025	2024	2023
Shares issued	109,015	79,458	80,897
Weighted average purchase price per share	$21.84	$32.38	$29.07

In September 2024, the Class A Stockholders authorized an additional 500,000 shares for issuance under the ESPP. At May 31, 2025, there were 460,053 shares of Common Stock remaining authorized for issuance under the ESPP.

15. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorizations	Amount
December 2023	$66.2
March 2024	54.6
March 2025	53.4
Total current Board authorizations	$174.2
Less repurchases made under the authorizations as of May 31, 2025	$(104.2)
Remaining Board authorization at May 31, 2025	$70.0

Remaining Board authorization at May 31, 2025 represents the amount remaining under the Board authorization for Common share repurchases on March 20, 2024 and the current $53.4 Board authorization for Common share repurchases announced on March 19, 2025, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

During the fiscal year ended May 31, 2025, repurchases of the Company's Common Stock were $70.9, which included $0.9 of excise tax on share repurchases. The Company's repurchase program may be suspended at any time without prior notice.

16. EMPLOYEE BENEFIT PLANS

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

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the US Postretirement benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2025, 2024 and 2023, the Company recognized a cumulative reduction of its accumulated postretirement benefit obligation of $0.1 due to the Federal subsidy under the Medicare Act.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the UK Pension Plan and the US Postretirement Benefits at May 31:

	UK Pension Plan			US Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.8%	5.2%	5.4%	5.4%	5.5%	5.3%
Rate of compensation increase	3.8%	4.1%	4.0%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.1%	5.5%	1.9%	5.4%	5.2%	3.9%
Expected long-term return on plan assets	4.9%	5.6%	4.4%	—	—	—
Rate of compensation increase	4.1%	4.0%	4.1%	—	—	—

To develop the expected long-term rate of return on plan assets assumption for the UK Pension Plan, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return on plan assets of 4.9% for the UK Pension Plan.

The following table sets forth the change in benefit obligation for the UK Pension Plan and the US Postretirement Benefits at May 31:

	UK Pension Plan		US Postretirement Benefits
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$26.7	$25.1	$7.2	$8.0
Interest cost	1.3	1.3	0.3	0.3
Plan participants’ contributions	—	—	0.0	0.1
Actuarial losses (gains)	(2.6)	0.9	(0.0)	(0.3)
Foreign currency translation	1.5	0.7	—	—
Benefits paid, including expenses	(1.6)	(1.3)	(1.0)	(0.9)
Benefit obligation at end of year	$25.3	$26.7	$6.5	$7.2

The net actuarial gain included in the projected benefit obligation for the UK Pension Plan in fiscal 2025 was primarily due to the increase in discount rate and impact of inflation. The net actuarial loss included in the projected benefit obligation for the UK Pension Plan in fiscal 2024 was primarily due to the decrease in discount rate and impact of inflation.

There was no net actuarial gain or loss included in the projected benefit obligation for the US Postretirement Benefits in fiscal 2025 as the gain attributable to the updated census data was offset by the loss attributable to the decrease in discount rate. The net actuarial gain included in the projected benefit obligation for the US Postretirement Benefits in fiscal 2024 was primarily attributable to the increase in discount rate and updated census data.

The following table sets forth the change in plan assets for the UK Pension Plan at May 31:

	UK Pension Plan
	2025	2024
Change in plan assets:
Fair value of plan assets at beginning of year	$21.4	$19.6
Actual return on plan assets	(2.2)	1.4
Employer contributions	1.3	1.2
Benefits paid, including expenses	(1.6)	(1.3)
Foreign currency translation	1.2	0.5
Fair value of plan assets at end of year	$20.1	$21.4

The following table sets forth the net funded status of the UK Pension Plan and the US Postretirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	UK Pension Plan		US Postretirement Benefits
	2025	2024	2025	2024
Current liabilities	$—	$—	$(0.9)	$(1.0)
Noncurrent liabilities	(5.2)	(5.3)	(5.6)	(6.2)
Net funded balance	$(5.2)	$(5.3)	$(6.5)	$(7.2)

The following amounts were recognized in Accumulated other comprehensive income (loss) for the UK Pension Plan and the US Postretirement Benefits on the Company’s Consolidated Balance Sheets at May 31:

	2025			2024
	UK Pension Plan	US Postretirement Benefits	Total	UK Pension Plan	US Postretirement Benefits	Total
Actuarial gain (loss)	$(11.0)	$1.4	$(9.6)	$(11.8)	$1.5	$(10.3)
Prior service credit (cost)	0.0	5.9	5.9	0.0	6.7	6.7
Amount recognized in Accumulated comprehensive income (loss) net of tax	(11.0)	5.5	(5.5)	(11.8)	6.2	(5.6)

Income tax expense of $1.8, $2.0 and $2.2 were recognized in Accumulated other comprehensive loss at May 31, 2025, 2024 and 2023, respectively.

The following table sets forth the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets with respect to the UK Pension Plan as of May 31:

	UK Pension Plan
	2025	2024
Projected benefit obligations	$25.3	$26.7
Accumulated benefit obligations	25.2	26.7
Fair value of plan assets	20.1	21.4

The following table sets forth the net periodic benefit (cost) for the UK Pension Plan and the US Postretirement Benefits for the fiscal years ended May 31:

	UK Pension Plan			US Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Components of net (benefit) cost:
Interest cost	$1.3	$1.3	$1.0	$0.3	$0.3	$0.3
Expected return on assets	(1.0)	(1.1)	(1.3)	—	—	—
Amortization of prior service (credit) loss	0.0	0.0	0.0	(0.8)	(0.8)	(0.8)
Amortization of net actuarial (gain) loss	1.4	1.3	0.5	(0.1)	0.0	—
Net periodic (benefit) cost	$1.7	$1.5	$0.2	$(0.6)	$(0.5)	$(0.5)

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

The following table sets forth the total weighted average asset allocations for the UK Pension Plan by asset category at May 31:

	UK Pension Plan
	2025	2024
Debt securities	42.7%	37.3%
Cash and cash equivalents	4.2%	4.1%
Liability-driven instruments	37.8%	43.5%
Other	15.3%	15.1%
	100.0%	100.0%

The following table sets forth the targeted weighted average asset allocations for the UK Pension Plan included in the Company’s investment policy:

UK Pension Plan
Debt securities	45%
Cash and cash equivalents	0%
Liability-driven instruments	45%
Other	10%
Total	100%

The fair values of the Company’s Pension Plan assets are measured using Level 1, Level 2 and Level 3 fair value measurements.

The following table sets forth the measurement of the Company’s Pension Plan assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2025
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.8	$—	$—	$0.8
Pooled, Common and Collective Funds (1) (2)	—	7.6	—	7.6
Fixed Income (3)	—	8.6	—	8.6
Annuities	—	—	3.1	3.1
Total	$0.8	$16.2	$3.1	$20.1

	Assets at Fair Value as of May 31, 2024
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.9	$—	$—	$0.9
Pooled, Common and Collective Funds (1) (2)	—	9.3	—	9.3
Fixed Income (3)	—	8.0	—	8.0
Annuities	—	—	3.2	3.2
Total	$0.9	$17.3	$3.2	$21.4

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

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $3.1 and $3.2 at May 31, 2025 and May 31, 2024, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2025 and 2024:

Balance at May 31, 2023	$3.3
Actual Return on Plan Assets:
Relating to assets held at May 31, 2023	(0.1)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	0.0
Balance at May 31, 2024	$3.2
Actual Return on Plan Assets:
Relating to assets held at May 31, 2024	(0.3)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	0.2
Balance at May 31, 2025	$3.1

Contributions

In Fiscal 2026, the Company expects to make contributions of $0.8 to the UK Pension Plan.

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the UK Pension Plan and the US Postretirement Benefits by fiscal year:

	UK Pension Plan	US Postretirement Benefits
	Pension benefits	Benefit payments	Medicare subsidy receipts
2026	$1.5	$0.9	$0.0
2027	1.5	0.8	0.0
2028	1.5	0.8	0.0
2029	1.6	0.7	0.0
2030	1.6	0.7	0.0
2031 - 2035	8.7	2.6	0.1

Assumed health care cost trend rates at May 31:

	2025	2024
Health care cost trend rate assumed for the next fiscal year	6.3%	6.3%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2031	2030

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $8.4, $8.7 and $8.1 for fiscal years 2025, 2024 and 2023, respectively.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the fiscal years ended May 31:

	2025		2024		2023
	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits
Amortization of prior service (credit) loss	$0.0	$(0.8)	$0.0	$(0.8)	$0.0	$(0.8)
Amortization of net actuarial loss (gain)	1.4	(0.1)	1.3	0.0	0.5	—
Tax (benefit) expense	—	0.2	—	0.2	—	0.2
Amounts reclassified from Accumulated other comprehensive income (loss)	$1.4	$(0.7)	$1.3	$(0.6)	$0.5	$(0.6)

The amounts reclassified out of Accumulated other comprehensive income (loss) were recognized in Other components of net periodic benefit (cost) for all periods presented.

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Foreign currency translation adjustments	UK Pension Plan	US Postretirement Benefits	Total
Balance at May 31, 2023 (1)	$(50.0)	$(12.4)	$6.6	$(55.8)
Other comprehensive income (loss) before reclassifications	$3.1	$(0.7)	$0.2	$2.6
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$1.3	$0.0	$1.3
Amortization of prior service (credit) cost	—	0.0	(0.6)	(0.6)
Other comprehensive income (loss)	3.1	0.6	(0.4)	3.3
Balance at May 31, 2024 (1)	$(46.9)	$(11.8)	$6.2	$(52.5)
Other comprehensive income (loss) before reclassifications	$10.9	$(0.6)	$0.0	$10.3
Less: amount reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$1.4	$(0.1)	$1.3
Amortization of prior service (credit) cost	—	0.0	(0.6)	(0.6)
Other comprehensive income (loss)	10.9	0.8	(0.7)	11.0
Balance at May 31, 2025 (1)	$(36.0)	$(11.0)	$5.5	$(41.5)
(1) Accumulated other comprehensive income (loss) related to the UK Pension Plan and the US Postretirement Benefits are reported net of taxes of $1.8, $2.0 and $2.2 at May 31, 2025, 2024, and 2023, respectively.

18. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2025	2024	2023

Net income (loss) attributable to Class A and Common Shares	$(1.9)	$12.1	$86.3
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	27.6	29.6	33.8
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	—	0.8	0.9
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	27.6	30.4	34.7

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share	$(0.07)	$0.41	$2.56
Diluted earnings (loss) per share	$(0.07)	$0.40	$2.49

Anti-dilutive shares pursuant to stock-based compensation plans	0.4	0.9	0.6
* The Company experienced a net loss for the fiscal year ended May 31, 2025 and therefore did not report any dilutive share impact. The following potential common shares were excluded from the loss per diluted share computation: outstanding options and restricted stock units of $2.7 and $0.5, respectively.

The Company measures diluted earnings per share using the Treasury Stock method.

The following table sets forth Options outstanding pursuant to stock-based compensation plans for the fiscal years ended May 31:

	2025	2024
Options outstanding pursuant to stock-based compensation plans (in millions)	2.7	2.9

As of May 31, 2025, $70.0 remains available for future purchases of common shares under the current repurchase authorization of the Board of Directors. See Note 15, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

19. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at May 31:

	2025	2024

Accrued payroll, payroll taxes and benefits	$35.2	$32.9
Accrued bonus and commissions	26.6	21.6
Accrued other taxes	22.2	23.0
Returns liability	34.4	33.1
Accrued advertising and promotions	5.1	5.7
Other accrued expenses	42.7	40.0
Total accrued expenses	$166.2	$156.3

The table below provides information regarding Accrued severance which is included in Accrued payroll, payroll taxes and benefits on the Company’s Consolidated Balance Sheets at May 31:

	2025	2024
Beginning balance	$3.9	$0.3
Accruals	13.0	12.9
Payments	(12.6)	(9.3)
Ending balance	$4.3	$3.9

During fiscal 2025, the Company recognized $11.8 of severance expense related to cost-saving initiatives.

20. DERIVATIVES AND HEDGING

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses, and recognizes the unrealized gain or loss in other current assets or other current liabilities. The notional values of the contracts were $22.8 as of May 31, 2025 and 2024. A net unrealized loss of $0.1 and a net unrealized gain of $0.2 was recognized at May 31, 2025 and May 31, 2024, respectively.

21. FAIR VALUE MEASUREMENTS

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

•Long-lived assets held for sale

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. For a more detailed description of the fair value measurements employed by the Company, see Note 1, “Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies." The Company employs fair value measurements for certain property, plant and equipment, production assets, investments and prepublication assets and the Company assesses future expected cash flows attributable to these assets. For investments, see Note 8, "Investments," for a more complete description of the fair value measurements employed.

During fiscal 2025, the Company completed the acquisition of 9 Story. Refer to Note 11, "Acquisitions", for details regarding this acquisition and a description of the fair value measurements employed. In addition, certain inventory, operating lease ROU assets and prepublication costs were recorded at fair value in connection with an impairment and fair value was determined using the discounted cash flow method. See Note 4, "Asset Write Down," for a more complete description of the impairments recognized in 2025.

During fiscal 2024, certain operating lease ROU assets, prepublication costs and intangible assets were recorded at fair value in connection with an impairment and fair value was determined using the discounted cash flow method. See Note 4, "Asset Write Down," for a more complete description of the impairments recognized in 2024. In addition, during fiscal 2024, the Company acquired certain amortizable intangible assets and the fair value was determined using the discounted cash flow method. See Note 12, "Goodwill and Intangibles," for a more complete description of the intangibles acquired.

During fiscal 2023, the Company acquired certain intangible assets and goodwill in connection with a business combination. See Note 11, "Acquisitions," for a more complete description of the assets acquired and the fair value measurements employed.

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2025	Level 1	Level 2	Level 3	May 31, 2025
Inventory	$—	$—	$—	$1.1	$1.1	$—
Prepublication assets	—	—	—	1.2	1.2	—
Operating lease right-of-use assets, net	—	—	—	0.6	0.6	—

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2024	Level 1	Level 2	Level 3	May 31, 2024
Prepublication assets	$—	$—	$—	$3.0	$3.0	$—
Operating lease right-of-use assets, net	—	—	—	3.9	3.9	—
Intangible assets	5.5	—	—	6.0	3.1	6.0

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2023	Level 1	Level 2	Level 3	May 31, 2023
Goodwill	$7.6	$—	$—	$7.6	$—	$7.6
Intangible assets	3.6	—	—	4.1	—	4.1

22. RELATED PARTY TRANSACTIONS

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

23. SUBSEQUENT EVENTS

On July 16, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 per share on the Company's Class A and Common Stock for the first quarter of fiscal 2026. The dividend is payable on September 15, 2025 to shareholders of record as of the close of business on August 29, 2025.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the Company) as of May 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 25, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Fair value of investment in film and television programs and distribution contracts and relationships in the 9 Story Media Group business combination
Description of the Matter
As disclosed in Note 11 to the consolidated financial statements, the Company completed the acquisition of 9 Story Media Group (“9 Story”) during 2025 for total consideration of $193.7 million in cash. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of 9 Story was complex due to the estimation required by management in determining the fair value of certain assets including investment in film and television programs of $42.9 million and distribution contracts and relationships of $36.7 million. The Company used the multi-period excess earnings method under the income approach to value these assets. The significant underlying assumptions under this method included, for both assets, the projected revenue and revenue attributable to the individual assets, as well as the discount rate specifically for the distribution contracts and relationships asset. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company’s process for estimating the fair value of investment in film and television programs and distribution contracts and relationships, including controls over management's review of the significant assumptions used in the valuation of the assets (as described above) and review of the valuation model.

To test the estimated fair value of the investment in film and television programs and distribution contracts and relationships, we performed audit procedures that included, among others, evaluating the Company's valuation methodology and testing the significant assumptions discussed above utilized by management in the valuation model. We compared the significant assumptions used to the historical results of the acquired business and to other guideline companies within the same industry. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the assets resulting from changes in these assumptions. In performing our testing, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions used in the calculation of fair value.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1938, but we are unable to determine the specific year.

New York, New York

July 25, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Scholastic Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated July 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

July 25, 2025

Supplementary Financial Information
Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2025
Revenues	$237.2	$544.6	$335.4	$508.3	$1,625.5
Cost of goods sold	128.3	228.6	154.6	207.3	718.8
Net income (loss)	(62.5)	48.8	(3.6)	15.4	(1.9)
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(2.21)	$1.73	$(0.13)	$0.59	$(0.07)
Diluted (1)	$(2.21)	$1.71	$(0.13)	$0.59	$(0.07)
2024
Revenues	$228.5	$562.6	$323.7	$474.9	$1,589.7
Cost of goods sold	130.0	234.1	148.7	192.3	705.1
Net income (loss)	(74.2)	76.9	(26.5)	35.9	12.1
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(2.35)	$2.51	$(0.91)	$1.26	$0.41
Diluted (1)	$(2.35)	$2.45	$(0.91)	$1.23	$0.40
(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2025, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2025.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2025, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2025 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

During the quarterly period ended May 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 17, 2025 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 17, 2025 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 17, 2025 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 17, 2025 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 17, 2025 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2025, 2024 and 2023;

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2025, 2024 and 2023;

Consolidated Balance Sheets at May 31, 2025 and 2024;

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2025, 2024 and 2023;

Consolidated Statements of Cash Flows for the years ended May 31, 2025, 2024 and 2023; and

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

10.4
Third Amendment, dated as of November 26, 2024, to the Amended and Restated Credit Agreement dated as of October 27, 2021 (the “Credit Agreement”) by and between Scholastic Corporation and Scholastic Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Form 8-K filed December 3, 2024).

10.5*
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

10.6*	Scholastic Corporation Director’s Deferred Compensation Plan, amended and restated effective as of September 23, 2008 (incorporated by reference to the 2009 10-K).

10.7*
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

10.8*
Form of Stock Option Agreement under the 2007 Directors’ Plan (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on January 9, 2008, SEC File No. 000-19860) and the Form of Stock Option Agreement under the 2007 Directors’ Plan, effective as of September 19, 2012 (incorporated by reference to the November 30, 2012 10-Q).

10.9*
Form of Restricted Stock Unit Agreement under the 2007 Directors’ Plan (incorporated by reference to the 2009 10-K) and the Form of Restricted Stock Unit Agreement under the 2007 Directors' Plan, effective July 18, 2012 (incorporated by reference to the November 30, 2012 10-Q).

10.10*
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

10.11*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.12*	Form of Stock Option Agreement under the Scholastic Corporation 2011 Stock Incentive Plan (incorporated by reference to the November 30, 2011 10-Q).

10.13*	Scholastic Corporation 2017 Outside Directors Stock Incentive Plan, as Amended and Restated (incorporated by reference to the May 31, 2024 10-K).

10.14*	Form of Non-Qualified Stock Option Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan (incorporated by reference to the August 31, 2017 10-Q).

10.15*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2017 Outside Directors Stock Incentive Plan as amended and restated (incorporated by reference to the November 30, 2023 10-Q).

10.16*	Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the August 31, 2022 10-Q).

10.17*	Form of Stock Option Agreement under the Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the November 30, 2021 10-Q).

10.18*	Form of Restricted Stock Unit Agreement under the Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the November 30, 2021 10-Q).

10.19*	Form of Performance Restricted Stock Unit Agreement under the Scholastic Corporation 2021 Stock Incentive Plan (incorporated by reference to the November 30, 2024 10-Q).

10.20*	Amended and Restated Employment Agreement between Scholastic Corporation and Peter Warwick, effective August 1, 2021 (incorporated by reference to the August 31, 2022 10-Q).

10.21*	Stock Option Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.22*	Restricted Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.23*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated August 1, 2021 (incorporated by reference to the November 30, 2021 10-Q).

10.24*
Share Repurchase Agreement between Scholastic Corporation and the Preliminary co-Executors of the Estate of M. Richard Robinson, Jr., effective January 12, 2022, (incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on March 18, 2022, SEC file No. 000-19860)(“the February 28, 2022 10-Q”).

10.25*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 19, 2022, (incorporated by reference to the August 31, 2022 10-Q).

10.26*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 18, 2023, (incorporated by reference to the November 30, 2023 10-Q).

10.27	Securities Purchase Agreement between the Purchaser, each of the Sellers and the Sellers’ Representative dated March 11, 2024 (incorporated by reference to Form 8-K filed March 12, 2024).**

10.28	Guarantee Agreement dated March 11, 2024 (incorporated by reference to Form 8-K filed March 12, 2024).

10.29*	Employment Agreement dated October 3, 2023 between Kenneth Cleary and Scholastic Inc. (incorporated by reference to Form 8-K filed October 3, 2023).

10.30*	First Amendment to Amended And Restated Employment Agreement dated October 4, 2023 between Peter Warwick and Scholastic Inc. (incorporated by reference to Form 8-K filed October 4, 2023).

10.31*	Letter Agreement dated January 25, 2024 between Peter Warwick and the Company (incorporated by reference to Form 8-K filed January 25, 2024).

10.32*	Offer Letter dated December 5, 2023 between Haji Glover and Scholastic Inc. (incorporated by reference to Form 8-K filed January 8, 2024).

10.33
Share Repurchase Agreement between Scholastic Corporation and the Preliminary co-Executors of the Estate of M. Richard Robinson, Jr., effective April 18, 2024 (incorporated by reference to the May 31, 2024 10-K).

10.34*	Offer Letter dated July 11, 2022 between Jeffrey N. Matthews and Scholastic Inc. (incorporated by reference to the November 30, 2024 10-Q).

10.35*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 16, 2024 (incorporated by reference to the November 30, 2024 10-Q).

10.36*	Performance Stock Unit Agreement between Scholastic Corporation and Jeffrey N. Mathews, dated October 1, 2024 (incorporated by reference to the November 30, 2024 10-Q).

10.37*	Restricted Stock Unit Agreement between Scholastic Corporation and Jeffrey N. Mathews, dated October 1, 2024 (incorporated by reference to the November 30, 2024 10-Q).

10.38*	Letter Agreement dated January 30, 2025 between Peter Warwick and the Company (incorporated by reference to the February 28, 2025 10-Q).

19	Insider Trading Policy (incorporated by reference to the May 31, 2024 10-K/A).

21	Subsidiaries of the Corporation, as of May 31, 2025.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy (incorporated by reference to the May 31, 2024 10-K).

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Document ***

101.DEF	XBRL Taxonomy Extension Definitions Document ***

101.LAB	XBRL Taxonomy Extension Labels Document ***

101.PRE	XBRL Taxonomy Extension Presentation Document ***

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	The Company has filed a redacted version of the Securities Purchase Agreement, omitting the portions of the Agreement (indicated by asterisks) which the Company desires to keep confidential.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16 | Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 25, 2025	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Peter Warwick	President and Chief Executive Officer and Director (principal executive officer)	July 25, 2025
Peter Warwick

/s/ Haji L. Glover	Executive Vice President and Chief Financial Officer (principal financial officer)	July 25, 2025
Haji L. Glover

/s/ Paul Hukkanen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	July 25, 2025
Paul Hukkanen

/s/ Andrés Alonso	Director	July 25, 2025
Andrés Alonso

/s/ James W. Barge	Director	July 25, 2025
James W. Barge

/s/ John L. Davies	Director	July 25, 2025
John L. Davies

/s/ Robert L. Dumont	Director	July 25, 2025
Robert L. Dumont

/s/ Alix Guerrier	Director	July 25, 2025
Alix Guerrier

/s/ Kaya Henderson	Director	July 25, 2025
Kaya Henderson

/s/ Linda Li	Director	July 25, 2025
Linda Li

/s/ Iole Lucchese	Director	July 25, 2025
Iole Lucchese

/s/ Verdell Walker	Director	July 25, 2025
Verdell Walker

/s/ David J. Young	Director	July 25, 2025
David J. Young

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED May 31, 2025

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

				(Amounts in millions)
				Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2025
Allowance for credit losses	$14.9	$5.0	$8.9		$11.0
Returns liability	33.1	51.8	50.5	(1)	34.4
Reserves for obsolescence	105.6	16.1	14.6		107.1
Reserve for royalty advances	83.2	5.7	2.0		86.9
2024
Allowance for credit losses	$16.7	$5.2	$7.0		$14.9
Returns liability	34.9	59.4	61.2	(1)	33.1
Reserves for obsolescence	100.9	20.4	15.7		105.6
Reserve for royalty advances	79.1	2.7	(1.4)		83.2
2023
Allowance for credit losses	$25.9	$3.3	$12.5		$16.7
Returns liability	42.2	60.2	67.5	(1)	34.9
Reserves for obsolescence	106.6	26.5	32.2		100.9
Reserve for royalty advances	76.0	4.2	1.1		79.1
(1)Represents actual returns charged to the reserve.

S-2