Form 10-Q
period 2025-08-31
SCHOLASTIC CORP
filed 2025-09-19
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	August 31, 2025	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of August 31, 2025
Common Stock, $0.01 par value	24,310,658
Class A Stock, $0.01 par value	828,100

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED August 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31,	August 31,
	2025	2024
Revenues	$225.6	$237.2
Operating costs and expenses:
Cost of goods sold	123.5	128.3
Selling, general and administrative expenses	177.2	182.1
Depreciation and amortization	16.3	15.3
Asset impairments and write downs	0.8	—
Total operating costs and expenses	317.8	325.7
Operating income (loss)	(92.2)	(88.5)
Interest income (expense), net	(4.5)	(3.0)
Other components of net periodic benefit (cost)	(0.3)	(0.3)
Earnings (loss) before income taxes	(97.0)	(91.8)
Provision (benefit) for income taxes	(25.9)	(29.3)
Net income (loss)	$(71.1)	$(62.5)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(2.83)	$(2.21)
Diluted	$(2.83)	$(2.21)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2025	2024
Net income (loss)	$(71.1)	$(62.5)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	3.5	8.2
Pension and postretirement adjustments (net of tax)	0.3	0.2
Total other comprehensive income (loss), net	$3.8	$8.4
Comprehensive income (loss)	$(67.3)	$(54.1)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2025	May 31, 2025	August 31, 2024
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$94.3	$124.0	$84.1
Accounts receivable, net	187.0	273.4	201.1
Inventories, net	322.2	250.2	310.3
Income tax receivable	35.3	8.8	46.1
Tax credit receivable	19.0	21.0	1.0
Prepaid expenses and other current assets	72.4	47.9	72.5
Total current assets	730.2	725.3	715.1
Noncurrent Assets:
Property, plant and equipment, net	512.5	516.3	525.4
Prepublication costs, net	48.9	49.7	48.4
Investment in film and television programs, net	44.6	42.1	40.4
Operating lease right-of-use assets, net	97.9	103.9	105.0
Royalty advances, net	81.6	78.1	65.1
Goodwill	199.7	198.9	204.4
Other intangible assets, net	86.6	87.9	94.7
Noncurrent deferred income taxes	34.5	34.7	22.6
Other assets and deferred charges	118.1	113.2	138.9
Total noncurrent assets	1,224.4	1,224.8	1,244.9
Total assets	$1,954.6	$1,950.1	$1,960.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$6.2	$6.2	$6.1
Film related obligations	14.7	18.3	20.5
Accounts payable	175.8	157.3	184.0
Accrued royalties	86.6	69.1	77.5
Deferred revenue	181.0	178.8	173.9
Other accrued expenses	138.5	166.2	139.1
Accrued income taxes	1.9	3.7	2.1
Operating lease liabilities	26.7	26.8	25.2
Total current liabilities	631.4	626.4	628.4
Noncurrent Liabilities:
Long-term debt	325.0	250.0	225.0
Operating lease liabilities	85.3	91.5	90.6
Other noncurrent liabilities	34.9	35.7	58.7
Total noncurrent liabilities	445.2	377.2	374.3
Commitments and Contingencies (see Note 6)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 3.2 shares; Issued and Outstanding, 0.8 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 24.3, 24.2, and 27.3 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	607.9	607.1	606.3
Accumulated other comprehensive income (loss)	(37.7)	(41.5)	(44.1)
Retained earnings	923.5	999.7	955.6
Treasury stock, at cost: 18.6, 18.7 and 15.6 shares, respectively	(616.1)	(619.2)	(560.9)
Total stockholders’ equity	878.0	946.5	957.3
Total liabilities and stockholders’ equity	$1,954.6	$1,950.1	$1,960.0
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2024	0.8	$0.0	27.4	$0.4	$604.6	$(52.5)	$1,023.7	$(558.1)	$1,018.1
Net Income (loss)	—	—	—	—	—	—	(62.5)	—	(62.5)
Foreign currency translation adjustment	—	—	—	—	—	8.2	—	—	8.2
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	2.2	—	—	—	2.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.1	—	—	—	0.1
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(5.0)	(5.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.6)	—	—	2.2	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.6)	—	(5.6)
Balance at August 31, 2024	0.8	$0.0	27.3	$0.4	$606.3	$(44.1)	$955.6	$(560.9)	$957.3

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2025	0.8	$0.0	24.2	$0.4	$607.1	$(41.5)	$999.7	$(619.2)	$946.5
Net Income (loss)	—	—	—	—	—	—	(71.1)	—	(71.1)
Foreign currency translation adjustment	—	—	—	—	—	3.5	—	—	3.5
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.3	—	—	0.3
Stock-based compensation	—	—	—	—	1.9	—	—	—	1.9
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(1.6)	—	—	3.1	1.5
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)
Balance at August 31, 2025	0.8	$0.0	24.3	$0.4	$607.9	$(37.7)	$923.5	$(616.1)	$878.0
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2025	2024
Cash flows - operating activities:
Net income (loss)	$(71.1)	$(62.5)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	0.7	0.9
Provision for losses on inventory	3.9	4.8
Provision for losses on royalty advances	0.9	0.7
Amortization of prepublication costs	5.4	5.5
Amortization of film and television programs	1.7	1.2
Depreciation and amortization	19.4	18.3
Amortization of pension and postretirement plans	0.2	0.1
Deferred income taxes	0.2	0.8
Stock-based compensation	1.9	2.2
Income from equity-method investments	0.1	(0.2)
Non cash write off related to asset impairments and write downs	0.8	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	86.1	50.6
Inventories	(75.6)	(49.3)
Income tax receivable	(26.6)	(30.3)
Tax credit receivable	2.0	3.4
Prepaid expenses and other current assets	(24.4)	(20.6)
Investment in film and television programs	(3.7)	2.0
Royalty advances	(4.3)	(7.8)
Accounts payable	18.2	42.4
Accrued royalties	17.3	21.7
Deferred revenue	2.0	1.5
Other accrued expenses	(26.0)	(24.7)
Accrued income taxes	(1.8)	0.1
Other, net	(9.1)	(2.7)
Net cash provided by (used in) operating activities	(81.8)	(41.9)
Cash flows - investing activities:
Prepublication expenditures	(4.9)	(4.4)
Additions to property, plant and equipment	(10.0)	(20.0)
Acquisitions, net of cash acquired	—	(176.4)
Net cash provided by (used in) investing activities	(14.9)	(200.8)
Cash flows - financing activities:
Borrowings under lines of credit and long-term debt, net of debt issuance costs	78.0	225.6
Repayments of lines of credit and long-term debt	(2.9)	(0.7)
Borrowings under film related obligations	5.1	2.6
Repayments of film related obligations	(8.6)	(5.0)
Repayments of capital lease obligations	(0.5)	(0.6)
Reacquisition of common stock	—	(5.0)
Proceeds pursuant to stock-based compensation plans	0.9	0.5
Payment of dividends	(5.2)	(5.7)
Other	—	0.2
Net cash provided by (used in) financing activities	66.8	211.9
Effect of exchange rate changes on cash and cash equivalents	0.2	1.2
Net increase (decrease) in cash and cash equivalents	(29.7)	(29.6)
Cash and cash equivalents at beginning of period	124.0	113.7
Cash and cash equivalents at end of period	$94.3	$84.1
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

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2026 relate to the twelve-month period ending May 31, 2026. Certain prior period amounts have been reclassified to conform with the current year presentation.

Interim Financial Statements

The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the Financial Statements for the periods presented.

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

Recently Issued Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The amendments in this Update provide entities with a practical expedient related to developing reasonable and supportable forecasts as part of estimating expected credit losses, in which entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. If the Company elects to use the practical expedient, this ASU is effective for the Company's fiscal year 2027. Early adoption is allowed. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740)." The amendments in this update enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this ASU require more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU will be effective for the Company's annual disclosures for fiscal year 2026. The amendments are to be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. The Company expects the adoption of this ASU to primarily result in additional disclosures related to tax rates for certain individual states.

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended
	August 31,	August 31,
	2025	2024
Book Clubs - U.S.	$1.8	$2.7
Book Fairs - U.S.	34.1	28.8
Trade - U.S.	61.2	58.2
Trade - International (1)	12.3	15.7
Total Children's Book Publishing and Distribution	$109.4	$105.4

Education Solutions - U.S.	$40.1	$55.7
Total Education Solutions	$40.1	$55.7

Entertainment - U.S.	$1.4	$1.6
Entertainment - International (2)	12.2	15.0
Total Entertainment	$13.6	$16.6

International - Major Markets (3)	$48.9	$48.1
International - Other Markets (4)	10.5	8.7
Total International	$59.4	$56.8

Overhead (5)	$3.1	$2.7
Total Overhead	$3.1	$2.7

Total Revenues	$225.6	$237.2
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Primarily includes production, distribution and licensing revenues in Canada, Ireland and Indonesia.
(3) Includes Canada, UK, Australia and New Zealand.
(4) Primarily includes markets in Asia.
(5) Overhead includes rental income related to leased space in the Company's headquarters.

Estimated Returns

A liability for expected returns of $32.9, $34.4, and $30.7 is recorded within Other accrued expenses as of August 31, 2025, May 31, 2025, and August 31, 2024, respectively. In addition, a return asset of $3.1, $3.7, and $3.9 is recorded within Prepaid expenses and other current assets as of August 31, 2025, May 31, 2025, and August 31, 2024, respectively, for the recoverable cost of product estimated to be returned by customers.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities as of the dates indicated:

	August 31, 2025	May 31, 2025	August 31, 2024
Book fairs incentive credits	$104.0	$122.1	$99.4
Magazines+ subscriptions	19.3	3.9	22.2
U.S. digital subscriptions	12.3	11.1	19.2
U.S. education-related (1)	7.0	7.5	10.3
Entertainment-related (2)	12.8	8.2	6.8
Stored value programs	22.8	22.4	17.3
Other (3)	6.5	7.8	5.0
Total contract liabilities	$184.7	$183.0	$180.2
(1) Primarily relates to contracts with school districts and professional services.
(2) Primarily relates to contracts for film and TV productions and production services.
(3) Primarily relates to contracts for various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. Contract liabilities of $181.0, $178.8 and $173.9 as of August 31, 2025, May 31, 2025 and August 31, 2024, respectively, are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $3.7, $4.2 and $6.3 of contract liabilities as of August 31, 2025, May 31, 2025 and August 31, 2024, respectively, are recorded within Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheets as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $37.0 and $29.2 for the three months ended August 31, 2025, and August 31, 2024, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2025	$11.0
Provision (benefit)	0.7
Write-offs and other	(0.8)
Balance as of August 31, 2025	$10.9

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

The following tables present the Company’s revenue, significant expenses, and operating income (loss) by segment for the periods indicated:

	Three months ended August 31, 2025
	Children's Book Publishing and Distribution	Education Solutions	Entertainment	International	Overhead (1)	Consolidated
Revenues	$109.4	$40.1	$13.6	$59.4	$3.1	$225.6
Cost of goods sold (2)	62.2	19.3	8.1	35.4	(1.5)	123.5
Selling, general and administrative expenses (2)(3)	76.1	39.3	6.4	26.8	28.6	177.2
Depreciation and amortization	5.4	2.7	3.1	1.4	3.7	16.3
Other segment items (4)	0.8	—	—	—	—	0.8
Operating income (loss)	$(35.1)	$(21.2)	$(4.0)	$(4.2)	$(27.7)	$(92.2)
Interest income (expense), net						(4.5)
Other components of net periodic benefit (cost)						(0.3)
Earnings (loss) before income taxes						$(97.0)

Other segment disclosures:
Segment assets	$634.7	$211.1	$255.5	$261.0	$592.3	$1,954.6
Long-lived asset additions	1.2	0.1	0.0	3.4	2.7	7.4
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Selling, general and administrative expenses includes equity in the net income (loss) of investees accounted for by the equity method. A loss of less than $0.1 was recognized within the Entertainment segment and a loss of $0.1 was recognized within the International segment.
(4) Other segment items include asset impairments and write downs.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended August 31, 2024
	Children's Book Publishing and Distribution	Education Solutions	Entertainment	International	Overhead (1)	Consolidated
Revenues	$105.4	$55.7	$16.6	$56.8	$2.7	$237.2
Cost of goods sold (2)	58.9	27.4	8.3	35.3	(1.6)	128.3
Selling, general and administrative expenses (2)(3)	77.5	42.7	6.5	28.3	27.1	182.1
Depreciation and amortization	5.6	2.6	2.3	1.5	3.3	15.3
Operating income (Loss)	$(36.6)	$(17.0)	$(0.5)	$(8.3)	$(26.1)	$(88.5)
Interest income (expense), net						(3.0)
Other components of net periodic benefit (cost)						(0.3)
Earnings (loss) before income taxes						$(91.8)

Other segment disclosures:
Segment assets	$604.3	$206.9	$285.8	$249.4	$613.6	$1,960.0
Long-lived asset additions	8.4	—	0.0	2.2	4.0	14.6
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
3) Selling, general and administrative expenses includes equity in the net income (loss) of investees accounted for by the equity method. Income of $0.2 was recognized within the Entertainment segment and a loss of less than $0.1 was recognized in the International segment.

The following table presents geographic information for revenues for the periods indicated. Revenues are attributed to locations based on the origin of sale.

	Three months ended August 31,
	2025	2024
United States	$141.7	$149.7
International	83.9	87.5
Total Revenues	$225.6	$237.2

The following table presents geographic information for long-lived assets as of the dates indicated. Long-lived assets consist of property, plant and equipment, net, excluding capitalized software.

	August 31, 2025	August 31, 2024
United States	$412.4	$436.0
International	35.2	33.9
Total Long-lived assets	$447.6	$469.9

4. ASSET WRITE DOWN

During the first quarter of fiscal 2026, the Company identified certain assets that were not recoverable. The estimated future cash flows related to these assets were impacted by the Company's decision to no longer sell the related product. The assets consisted of capitalized costs related to cloud computing arrangements and were included within the Children's Book Publishing and Distribution segment. Accordingly, the Company recognized an impairment charge of $0.8 which was included in Asset impairments and write downs within the Company's Condensed Consolidated Statement of Operations for the quarter ended August 31, 2025. The related impact of the impairments was a loss per basic and diluted share of Class A and Common Stock of $0.02 in the three months ended August 31, 2025.

5. DEBT

The following table summarizes the carrying value of the Company's debt, excluding film related obligations, as of the dates indicated:

	August 31, 2025	May 31, 2025	August 31, 2024
U.S. Credit Agreement	$325.0	$250.0	$225.0
Unsecured lines of credit	6.2	6.2	6.1
Total debt	$331.2	$256.2	$231.1
Less lines of credit, short-term debt and current portion of long-term debt	(6.2)	(6.2)	(6.1)
Total long-term debt	$325.0	$250.0	$225.0

The following table sets forth the maturities of the carrying values of the Company's debt obligations, excluding film related obligations, as of August 31, 2025 for the twelve month periods ended August 31:

2026	$6.2
2027	—
2028	—
2029	—
2030	325.0
Thereafter	—
Total Debt	$331.2

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

As of August 31, 2025, the applicable margin on Base Rate Advances was 0.75% and the applicable margin on SOFR Advances was 1.75%.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Net Leverage Ratio. As of August 31, 2025, the commitment fee rate was 0.25%.

A portion of the revolving credit facility, up to a maximum of $50.0, is available for the issuance of letters of credit. In addition, a portion of the revolving credit facility, up to a maximum of $15.0, is available for swingline loans. The Credit Agreement has an accordion feature which permits the Company, provided certain conditions are satisfied (as defined in the Credit Agreement), to increase the facility by up to an additional $150.0.

As of August 31, 2025, the Company had outstanding borrowings of $325.0 under the Credit Agreement at a weighted average interest rate of 6.1%. While this obligation is not due until the November 26, 2029 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. As of August 31, 2024, outstanding borrowings under the Credit Agreement were $225.0 at a weighted average interest rate of 6.8%.

The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At August 31, 2025, the Company had open standby letters of credit totaling $4.0 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.6 under the domestic credit lines discussed below.

Unsecured Lines of Credit

As of August 31, 2025, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of August 31, 2025, May 31, 2025 and August 31, 2024. As of August 31, 2025, availability under these unsecured money market bid rate credit lines totaled $6.4, excluding commitments of $3.6. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2025, the Company had various local currency international credit lines totaling $28.8 underwritten by banks primarily in the United States, Canada and the United Kingdom. Outstanding borrowings under these facilities were $6.2 at August 31, 2025 at a weighted average interest rate of 4.9%, compared to outstanding borrowings of $6.2 at May 31, 2025 at a weighted average interest rate of 4.5%, and $6.1 at August 31, 2024 at a weighted average interest rate of 4.3%. As of August 31, 2025, the amounts available under these facilities totaled $22.6. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

Film Related Obligations

The Company's entertainment business enters into credit facilities with third-party banks to obtain interim financing for certain productions. The interim production credit facilities are secured by an assignment and direction of specific production financing including tax credits and license contract receivables and are due on demand. As of August 31, 2025, interest is charged at the following rates:

•the bank prime rate plus a margin ranging from 0.50% to 0.75% for Canadian dollar loans; and
•SOFR plus a margin of 3.00% for U.S. dollar loans

Outstanding borrowings under these facilities were $14.7 at a weighted average interest rate of 6.0% at August 31, 2025, $18.3 at a weighted average interest rate of 6.2% at May 31, 2025 and $34.1 at a weighted average interest rate of 7.8% at August 31, 2024.

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

7. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended
	August 31,	August 31,
	2025	2024
Net income (loss) attributable to Class A and Common Stockholders	$(71.1)	$(62.5)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	25.2	28.3
Dilutive effect of Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	25.2	28.3
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(2.83)	$(2.21)
Diluted	$(2.83)	$(2.21)
Anti-dilutive shares pursuant to stock-based compensation plans*	1.6	1.7
* The Company experienced a net loss for the three months ended August 31, 2025 and August 31, 2024 and therefore did not report any dilutive share impact. The following potential common shares were excluded from the loss per diluted share computation as of August 31, 2025: outstanding options and restricted stock units of 2.6 million and 0.5 million, respectively.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2025	August 31, 2024
Options outstanding pursuant to stock-based compensation plans (in millions)	2.6	2.9

As of August 31, 2025, $70.0 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 12, "Treasury Stock", for a more complete description of the Company’s share buy-back program.

8. ACQUISITIONS

9 Story Acquisition

On June 20, 2024, the Company completed the acquisition of 100% of the economic interests in the form of non-voting shares and 25% of the voting shares of 9 Story, a leading independent creator, producer and distributor of premium children’s content based in Toronto, Canada, with studios or offices in New York, United

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
States, Dublin, Ireland and Bali, Indonesia. The aggregate purchase price was $193.7, which included a net purchase price adjustment of $0.2, and was funded through borrowings under the U.S. Credit Agreement incurred during the first quarter of fiscal 2025. The acquisition of 9 Story further enhances the Company's development, production and licensing interests, expanding opportunities to leverage its brand and best-selling publishing and global children's franchises across print, screen and merchandising.

Pursuant to ASC Topic 810, Consolidation, 9 Story was determined to be a variable interest entity (VIE) and the Company was determined to be its primary beneficiary and therefore obtained a controlling financial interest over 9 Story. Accordingly, 9 Story has been consolidated into the Company's financial results. The operations of 9 Story are reported in the Entertainment segment.

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

Cash and cash equivalents	$17.5
Accounts receivable	14.8
Investment in film and television programs	42.9
Property, plant and equipment	6.1
Operating lease right-of-use assets	6.1
Other Intangible assets:
Existing content/IP	16.0
Customer contracts/relationships (1)	51.5
Trade names	16.5
Internally developed software	1.3
Tax credit receivable	31.9
Other assets	3.9
Total assets acquired	$208.5
Accounts payable	2.3
Accrued expenses	16.3
Deferred revenue	9.8
Film related obligations	34.9
Operating lease liabilities	7.7
Other liabilities	8.0
Total liabilities assumed	$79.0
Fair value of net assets acquired	$129.5
Goodwill	$64.2
Purchase price consideration	$193.7
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

The following table summarizes the activity in Goodwill for the periods indicated:

	August 31, 2025	May 31, 2025	August 31, 2024
Gross beginning balance	$238.5	$172.4	$172.4
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$198.9	$132.8	$132.8
Additions (1)	—	64.2	70.1
Foreign currency translation	0.8	1.9	1.5
Ending balance	$199.7	$198.9	$204.4
(1) The additions during the twelve months ended May 31, 2025 included measurement period adjustments for the 9 Story acquisition which reflected a decrease to goodwill of $5.9 resulting from a net increase in the estimated fair value of the net assets acquired. The increase in the estimated fair value of the net assets acquired consisted of a decrease to deferred tax liabilities of $5.3, an increase to operating lease right-of-use assets of $0.3, a decrease to lease liabilities of $0.1, an increase to the property, plant and equipment of $0.1 and a decrease to the purchase price as a result of a working capital adjustment of $0.1.

In fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $64.2 of Goodwill, net of measurement period adjustments, included in the Entertainment segment. Refer to Note 8, "Acquisitions", for further details regarding the acquisition.

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity in Other intangible assets for the periods indicated:

	August 31, 2025	May 31, 2025	August 31, 2024
Beginning balance - Other intangibles subject to amortization	$85.8	$8.2	$8.2
Additions	—	85.3	85.3
Amortization expense	(2.8)	(11.2)	(2.4)
Foreign currency translation	1.5	3.5	1.5
Total other intangibles subject to amortization, net of accumulated amortization of $53.1, $50.3 and $41.5, respectively	$84.5	$85.8	$92.6
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangible assets, net	$86.6	$87.9	$94.7

In fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $85.3 of amortizable intangible assets. Refer to Note 8, "Acquisitions", for further details regarding the acquisition.

There were no impairment charges related to Other intangible assets in any of the periods presented.

Other intangible assets with indefinite lives consist principally of trademark and trade name rights. Other intangible assets with definite lives consist principally of customer lists, customer contracts/relationships, intellectual property, trade names and internally developed software. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 8.2 years.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
10. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2025	May 31, 2025	August 31, 2024	Segment
Equity method investments	$33.6	$33.6	$32.5	International
Equity method and other investments	6.4	6.4	7.0	Entertainment
Total Investments	$40.0	$40.0	$39.5

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

During fiscal 2025, the Company acquired investments of $0.9 as part of the 9 Story acquisition which are included in the Entertainment segment. These acquired investments include a 50% ownership interest in certain animated television production companies. These joint venture investments are accounted for using the equity method of accounting. The acquired investment also include a 12% ownership interest in a children's book publishing business located in the UK. This investment is accounted for at cost, less impairment on the Company's Condensed Consolidated Balance Sheets. There have been no impairments or adjustments to the carrying value of the investment.

Income (loss) from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the three months ended August 31, 2025 and August 31, 2024, the Company recognized a loss of $0.1 and income of $0.2, respectively. The Company did not receive any dividends in the three months ended August 31, 2025 and August 31, 2024.

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31,	August 31,
	2025	2024
Stock option expense	$0.3	$0.6
Restricted stock unit expense	1.5	1.5
Management stock purchase plan	0.0	0.0
Employee stock purchase plan	0.1	0.1
Total stock-based compensation expense	$1.9	$2.2

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended
	August 31,	August 31,
	2025	2024
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.1	0.1

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
12. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

The table below represents the Board authorization at the dates indicated:

Authorization	Amount
March 2024	$54.6
March 2025	53.4
Total current Board authorizations	$108.0
Less repurchases made under these authorizations	(38.0)
Remaining Board authorization at August 31, 2025	$70.0

Remaining Board authorization at August 31, 2025 represents the amount remaining under the Board authorization for Common share repurchases announced on March 20, 2024 and the current $53.4 Board authorization for Common share repurchases announced on March 19, 2025, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions.

There were no repurchases of the Company's Common Stock during the three months ended August 31, 2025. The Company's repurchase program may be suspended at any time without prior notice.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended August 31, 2025
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2025	$(36.0)	$(5.5)	$(41.5)
Other comprehensive income (loss) before reclassifications	3.5	—	3.5
Less: amount reclassified from Accumulated other comprehensive income (loss)
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	3.5	0.3	3.8
Ending balance at August 31, 2025	$(32.5)	$(5.2)	$(37.7)

	Three months ended August 31, 2024
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2024	$(46.9)	$(5.6)	$(52.5)
Other comprehensive income (loss) before reclassifications	8.2	—	8.2
Less: amount reclassified from Accumulated other comprehensive income (loss)
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.1)	(0.1)
Other comprehensive income (loss)	8.2	0.2	8.4
Ending balance at August 31, 2024	$(38.7)	$(5.4)	$(44.1)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Condensed Consolidated Statements of Operations line item
	August 31,	August 31,
	2025	2024
Employee benefit plans:
Amortization of net actuarial loss	$0.4	$0.3	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.2)	(0.2)	Other components of net periodic benefit (cost)
Less: Tax effect	0.1	0.1	Provision (benefit) for income taxes
Total cost, net of tax	$0.3	$0.2

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets. For the fair value measurements employed by the Company for certain capitalized costs related to cloud computing arrangements, the Company assessed future expected cash flows attributable to these assets, a Level 3 fair value measure. See Note 4, "Asset Write Down", for a more detailed description of the assets impaired during the first quarter of fiscal 2026. See Note 10, "Investments", for a more detailed description of the fair value measurements employed. See Note 8, "Acquisitions", for a more detailed description of the assets acquired and fair value measurements employed related to the 9 Story acquisition in fiscal 2025.

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

The Company's interim effective tax rate, inclusive of discrete items, for the three month period ended August 31, 2025 was 26.7%, compared to 31.9% for the prior fiscal year period. The interim effective tax rate for the three months ended August 31, 2025 varies from the statutory rate primarily due to non-deductible compensation for covered executive employees and expected state and local income tax.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. Key corporate tax provisions of OBBBA include elective tax measures for the restoration of 100% bonus depreciation and immediate expensing of domestic research and experimental (R&E) expenditures. Other tax measures include modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), and the expansion of Section 162(m) aggregation requirements. The Company is evaluating the full year impact of OBBBA and, based on its preliminary analysis, does not anticipate a material effect on its consolidated financial statements for the year ending May 31, 2026.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts were $22.8 as of August 31, 2025 and August 31, 2024. A net unrealized loss of $0.3 was recognized for the three months ended August 31, 2025 and August 31, 2024.

17. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	August 31, 2025	May 31, 2025	August 31, 2024
Accrued payroll, payroll taxes and benefits	$35.2	$35.2	$30.5
Accrued bonus and commissions	10.5	26.6	13.0
Returns liability	32.9	34.4	30.7
Accrued other taxes	11.6	22.2	13.6
Accrued advertising and promotions	5.8	5.1	7.3
Other accrued expenses	42.5	42.7	44.0
Total accrued expenses	$138.5	$166.2	$139.1

18. SUBSEQUENT EVENTS

On September 17, 2025, the Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2026. The dividend is payable on December 15, 2025 to shareholders of record as of the close of business on October 31, 2025.

.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the first quarter ended August 31, 2025 were $225.6 million, compared to $237.2 million in the prior fiscal year quarter, a decrease of $11.6 million or 5%. The Company reported net loss per diluted share of Class A and Common Stock of $2.83 in the first quarter of fiscal 2026, compared to $2.21 in the prior fiscal year quarter.

During the first fiscal quarter, the Company completed the integration of its Book Fairs, Book Clubs and Trade Publishing divisions into a new combined group, called the Children’s Book Group, which is expected to strengthen the segment's ability to connect publishing, merchandising, and distribution. While the summer period is seasonally quiet for School Reading Events, the trade business performed in-line with the prior year quarter, driven by continued demand for several bestselling series. The Company expects the remainder of fiscal 2026 to benefit from new releases, including Dav Pilkey’s Dog Man: Big Jim Believes in November, a collector’s edition of Suzanne Collins’ Sunrise on the Reaping ahead of Lionsgate’s feature film adaptation, the illustrated edition of Catching Fire®, along with the 25th I Survived book and the interactive illustrated edition of Harry Potter and the Goblet of Fire. Education Solutions continued to be impacted by the volatile funding environment as schools delayed or reduced purchases; however, the Company continues to refine its product portfolio to better align with the needs of educators and families. The Entertainment segment continued to focus on expanding the reach of Scholastic's intellectual property despite delays in production demand, and is well-positioned for growth as industry greenlighting accelerates. Internationally, results reflected increased profitability, primarily in Asia and Australia, driven by higher revenues and previously implemented cost-savings programs.

Results of Operations

Consolidated

Revenues for the quarter ended August 31, 2025 decreased by $11.6 million to $225.6 million, compared to $237.2 million in the prior fiscal year quarter. Within the Children's Book Publishing and Distribution segment, revenues increased by $4.0 million, driven by increased revenues from School Reading Events as a result of increased redemptions of book fair incentive program credits. In the Education Solutions segment, revenues decreased by $15.6 million primarily due to delayed or reduced school funding which resulted in lower sales of supplemental programs. In the Entertainment segment, revenues decreased by $3.0 million, reflecting lower production revenues. In local currency, International segment revenues increased by $2.4 million, primarily driven by higher sales in Australia, Asia and the U.K. International segment revenues were impacted by favorable foreign exchange of $0.2 million in the quarter ended August 31, 2025. In addition, rental income increased $0.4 million from the prior fiscal year quarter.

Components of Cost of goods sold for the three months ended August 31, 2025 and August 31, 2024 are as follows:

	Three months ended
	August 31, 2025		August 31, 2024
($ amounts in millions)		% of Revenue		% of Revenue
Product, service and production costs and inventory reserves	$68.6	30.4%	$74.2	31.3%
Royalty and participation costs	24.2	10.7%	22.0	9.3%
Prepublication and production amortization	7.1	3.1%	6.7	2.8%
Postage, freight, shipping, fulfillment and other	23.6	10.5%	25.4	10.7%
Total	$123.5	54.7%	$128.3	54.1%

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Cost of goods sold for the quarter ended August 31, 2025 was $123.5 million, or 54.7% of revenues, compared to $128.3 million, or 54.1% of revenues, in the prior fiscal year quarter. The increase in Cost of Goods sold as a percentage of revenues was primarily driven by higher royalty costs in the U.S. trade channel and the timing of distribution and participation costs in Entertainment. This was largely offset by lower product costs associated with the mix of products sold in Education Solutions and lower inbound freight costs in Canada, coupled with lower fulfillment costs in Australia. The Company expects the newly imposed tariffs to increase Cost of good sold during its peak selling seasons in the second and fourth fiscal quarters, particularly within the book fairs channel. Based on current anticipated revenues and tariff policy, the Company expects approximately $10 million of incremental tariff expense during fiscal 2026.

Selling, general and administrative expenses for the quarter ended August 31, 2025 decreased to $177.2 million, compared to $182.1 million in the prior fiscal year quarter. The $4.9 million decrease was primarily attributable to lower employee-related costs resulting from the Company's previous reorganization efforts and cost-saving initiatives, coupled with decreased marketing expense in the U.S. trade channel. This was partially offset by increased severance expense of $7.6 million in the quarter ended August 31, 2025 related to cost-saving initiatives.

Depreciation and amortization expense for the quarter ended August 31, 2025 was $16.3 million, compared to $15.3 million in the prior fiscal year quarter. The $1.0 million increase in Depreciation and amortization was primarily due to new assets placed into service during the first quarter of fiscal 2026.

Asset impairments for the quarter ended August 31, 2025 were $0.8 million. The Company recognized an asset impairment of $0.8 million related to a product that is no longer being sold within the Children's Book Publishing and Distribution segment.

Interest expense for the quarter ended August 31, 2025 was $5.0 million, compared to $3.8 million in the prior fiscal year quarter. The increase in interest expense was due to increased borrowings under the U.S. Credit Agreement during the quarter ended August 31, 2025. The Company continues to expect increased interest expense during fiscal 2026 as a result of higher anticipated borrowings under the U.S. Credit Agreement.

Interest income for the quarter ended August 31, 2025 was $0.5 million, compared to $0.8 million in the prior fiscal year quarter. The decrease in interest income was attributable to lower average short term investment balances in the quarter ended August 31, 2025. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

The Company's interim effective tax rate, inclusive of discrete items, for the quarter ended August 31, 2025 was 26.7%, compared to 31.9% for the prior fiscal year quarter. The interim effective tax rate for the three months ended August 31, 2025 varies from the statutory rate primarily due to non-deductible compensation for covered executive employees and expected state and local income tax.

Net loss for the quarter ended August 31, 2025 increased by $8.6 million to $71.1 million, compared to a net loss of $62.5 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $2.83 for the fiscal quarter ended August 31, 2025, compared to $2.21 in the prior fiscal year quarter.

Children’s Book Publishing and Distribution

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2025	2024	Change	Change
Revenues	$109.4	$105.4	$4.0	3.8%
Cost of goods sold	62.2	58.9	3.3	5.6%
Other operating expenses (1)	81.5	83.1	(1.6)	(1.9)%
Asset impairments	0.8	—	0.8	NM
Operating income (loss)	$(35.1)	$(36.6)	$1.5	4.1%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Revenues for the quarter ended August 31, 2025 increased by $4.0 million to $109.4 million, compared to $105.4 million in the prior fiscal year quarter. Revenues from School Reading Events increased $4.4 million, driven by increased redemptions of book fair incentive program credits. Revenues from School Reading Events are generally not significant in the first fiscal quarter as most schools are not in session. Trade channel revenues were relatively consistent with the prior fiscal year quarter, decreasing $0.4 million, with continued success in the Hunger Games® and Harry Potter® franchises.

Cost of goods sold for the quarter ended August 31, 2025 was $62.2 million, or 56.9% of revenues, which was comparable to $58.9 million, or 55.9% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was driven by higher royalty costs as a result of an increase in the mix of higher-royalty bearing titles sold in the trade channel in the quarter ended August 31, 2025, coupled with higher product costs related to redemptions of book fairs incentive program credits. The Company expects the newly imposed tariffs to increase Cost of good sold during its peak selling seasons in the second and fourth fiscal quarters, particularly within the book fairs channel.

Other operating expenses for the quarter ended August 31, 2025 were $81.5 million, compared to $83.1 million in the prior fiscal year quarter. The $1.6 million decrease in Other operating expenses was primarily attributable to lower marketing and other general costs, particularly in the trade channel.

Asset impairments for the quarter ended August 31, 2025 were $0.8 million. The Company recognized an asset impairment of $0.8 million related to a certain product that is no longer being sold.

Segment operating loss for the quarter ended August 31, 2025 was $35.1 million, compared to $36.6 million in the prior fiscal year quarter. The $1.5 million improvement was primarily attributable to the higher revenues from increased redemptions of book fairs incentive program credits.

Education Solutions

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2025	2024	Change	Change
Revenues	$40.1	$55.7	$(15.6)	(28.0)%
Cost of goods sold	19.3	27.4	(8.1)	(29.6)%
Other operating expenses (1)	42.0	45.3	(3.3)	(7.3)%
Operating income (loss)	$(21.2)	$(17.0)	$(4.2)	(24.7)%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2025 decreased by $15.6 million to $40.1 million, compared to $55.7 million in the prior fiscal year quarter. The decrease in segment revenues was primarily driven by delayed or reduced school funding which resulted in lower sales of supplemental programs. In addition, lower revenues from Magazines+ and the timing of revenues from sponsored programs contributed to the decrease in revenues from the prior fiscal year quarter.

Cost of goods sold for the quarter ended August 31, 2025 was $19.3 million, or 48.1% of revenues, compared to $27.4 million, or 49.2% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues decreased due to lower product costs associated with the mix of products sold during the quarter ended August 31, 2025.

Other operating expenses for the quarter ended August 31, 2025 were $42.0 million, compared to $45.3 million in the prior fiscal year quarter. The $3.3 million decrease in Other operating expenses was primarily attributable to lower employee-related and external labor costs.

Segment operating loss for the quarter ended August 31, 2025 was $21.2 million, compared to $17.0 million in the prior fiscal year quarter. The $4.2 million decline was driven by lower revenues, primarily attributable to delayed or reduced school funding which resulted in lower sales of supplemental materials, partially offset by lower employee-related and external labor costs.

Entertainment

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2025	2024	Change	Change
Revenues	$13.6	$16.6	$(3.0)	(18.1)%
Cost of goods sold	8.1	8.3	(0.2)	(2.4)%
Other operating expenses (1)	9.5	8.8	0.7	8.0%
Operating income (loss)	$(4.0)	$(0.5)	$(3.5)	NM
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful

The Entertainment segment includes the operations of 9 Story, as acquired on June 20, 2024, and Scholastic Entertainment Inc. ("SEI"). Refer to Note 8 "Acquisitions," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details regarding the acquisition of 9 Story.

Revenues for the quarter ended August 31, 2025 decreased by $3.0 million to $13.6 million, compared to $16.6 million in the prior fiscal year quarter. The decrease in segment revenues was primarily driven by lower production revenues due to fewer episodic deliveries as compared to the prior fiscal year quarter, partially offset by increased production services revenues. Entertainment revenues continue to be impacted by delays in production greenlights from major platforms.

Cost of goods sold for the quarter ended August 31, 2025 was $8.1 million, or 59.6% of revenues, compared to $8.3 million, or 50.0% of revenues in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily driven by the timing of distribution and participation expenses, and to a lesser extent, the increase in production services revenues which have a higher cost compared to production revenues related to episodic deliveries.

Other operating expenses for the quarter ended August 31, 2025 were $9.5 million, compared to $8.8 million in the prior fiscal year quarter. The $0.7 million increase in Other operating expenses reflects a full quarter of expenses in fiscal 2026 as compared to a partial quarter in fiscal 2025 as the 9 Story acquisition occurred on June 20, 2024.

Segment operating loss for the quarter ended August 31, 2025 was $4.0 million compared to $0.5 million in the prior fiscal year quarter. The $3.5 million increase in operating loss was primarily driven by lower revenues as a result of fewer episodic deliveries in the quarter ended August 31, 2025.

International

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2025	2024	Change	Change
Revenues	$59.4	$56.8	$2.6	4.6%
Cost of goods sold	35.4	35.3	0.1	0.3%
Other operating expenses (1)	28.2	29.8	(1.6)	(5.4)%
Operating income (loss)	$(4.2)	$(8.3)	$4.1	49.4%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2025 increased by $2.6 million to $59.4 million, compared to $56.8 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations increased by $2.4 million, excluding favorable foreign exchange impact of $0.2 million. In Australia and New Zealand, local currency revenues increased $1.6 million, primarily driven by increased trade channel sales in Australia. In Asia, local currency revenues increased $1.5 million, primarily driven by increased trade and education sales, which included growth in India and the Philippines. In the U.K., local currency revenues increased $0.7 million, primarily within the trade channel, which continued to benefit from Sunrise on the Reaping. In addition, export channel sales increased $0.2 million compared to the prior fiscal year quarter. The overall increase in segment revenues was partially offset by a $1.6 million decrease in local currency revenues in Canada, primarily driven by lower trade channel sales due to temporarily reduced order volumes from certain customers, and lower book clubs channel sales.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cost of goods sold for the quarter ended August 31, 2025 was $35.4 million, or 59.6% of revenues, compared to $35.3 million, or 62.1% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues decreased as a result of lower inbound freight and postage costs in Canada and lower fulfillment costs in Australia.

Other operating expenses for the quarter ended August 31, 2025 were $28.2 million, compared to $29.8 million in the prior fiscal year quarter. The $1.6 million decrease was primarily driven by lower employee-related costs and decreased bad debt expenses in Asia, in addition to lower operating expenses in Australia.

Segment operating loss for the quarter ended August 31, 2025 was $4.2 million, compared to an operating loss of $8.3 million in the prior fiscal year quarter. The $4.1 million improvement was primarily attributable to increased profitability in Asia and Australia, driven by increased revenues and lower operating costs.

Overhead

Unallocated overhead expense for the quarter ended August 31, 2025 increased by $1.6 million to $27.7 million, from $26.1 million in the prior fiscal year quarter. The increase was primarily attributable to increased severance expense related to cost-savings initiatives of $7.5 million, partially offset by lower employee-related costs resulting from the Company's previous reorganization efforts and cost-savings programs.

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

Liquidity and Capital Resources

Cash used in operating activities was $81.8 million for the three months ended August 31, 2025, compared to cash used in operating activities of $41.9 million for the prior fiscal year period, representing an increase in cash used in operating activities of $39.9 million. The increase in cash used was primarily driven by increased inventory purchases, which included higher tariff payments, higher severance and tax payments, and higher interest payments related to the Company's borrowings, coupled with the timing of payments of general operating expenses. This was partially offset by higher customer remittances in the quarter ended August 31, 2025. The increased tariffs are expected to impact Cost of goods sold as the related inventory is sold during the Company's peak selling seasons in the second and fourth fiscal quarters.

Cash used in investing activities was $14.9 million for the three months ended August 31, 2025, compared to cash used in investing activities of $200.8 million in the prior fiscal year period, representing a decrease in cash used in investing activities of $185.9 million. The decrease in cash used was primarily driven by the cash paid for the 9 Story acquisition of $176.4 million, net of cash acquired, during the three months ended August 31, 2024, coupled with lower capital expenditures of $10.0 million.

Cash provided by financing activities was $66.8 million for the three months ended August 31, 2025, compared to cash provided by financing activities of $211.9 million for the prior fiscal year period, representing a decrease in cash provided by financing activities of $145.1 million. The decrease in cash provided was primarily attributable to net borrowings under the U.S. Credit Agreement of $75.0 million in the three months ended August 31, 2025, compared to $225.0 million in the prior fiscal year quarter in which the Company incurred increased borrowings to fund the 9 Story acquisition. In addition, the Company did not repurchase common stock in the three months ended August 31, 2025, compared to $5.0 million of common stock repurchases in the prior fiscal year quarter. This was partially offset by an increase in net repayments of film related obligations of $1.1 million.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Cash Position

The Company’s cash and cash equivalents totaled $94.3 million at August 31, 2025, $124.0 million at May 31, 2025 and $84.1 million at August 31, 2024. Cash and cash equivalents held by the Company’s U.S. operations totaled $28.6 million at August 31, 2025, $48.7 million at May 31, 2025 and $30.4 million at August 31, 2024. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. Under the Company's open-market buy-back program, $70.0 million remained available for future purchases of common shares as of August 31, 2025.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of August 31, 2025, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $94.3 million, cash from operations and the Company's U.S. Credit Agreement. See Note 5 of Notes to the Financial Statements - Unaudited in Item 1, "Financial Statements," for more information regarding the U.S. Credit Agreement. The Company expects the U.S. Credit Agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. Credit Agreement, less borrowings of $325.0 million and commitments of $0.4 million, has $74.6 million of availability at August 31, 2025. Additionally, the Company has short-term credit facilities of $38.8 million, less current borrowings of $6.2 million and commitments of $3.6 million, resulting in $29.0 million of current availability under these facilities at August 31, 2025. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities. The Company is exploring options to potentially leverage its real estate assets.

Financing

The Company is party to the U.S. Credit Agreement and certain credit lines with various banks, including those related to film related obligations, as described in Note 5, "Debt," of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements."

New Accounting Pronouncements

Reference is made to Note 1 of Notes to Financial Statements - unaudited in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results or expectations expressed by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects and strategic plans, ecommerce and digital initiatives, new product introductions, strategies, new education standards, goals, revenues, improved efficiencies, general operating costs, including transportation and labor costs and the extent such costs are impacted by inflationary pressures, manufacturing costs and tariffs, medical costs, potential cost savings, tax incentives, merit pay, operating margins, working capital, liquidity, capital needs, the cost and timing of capital projects, interest costs, cash flows and income, are subject to risks and uncertainties, which may have an impact on the Company's operations and could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including those noted in the Annual Report and this Quarterly Report and other risks and factors identified from time to time in the Company’s filings with the SEC. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2025. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of August 31, 2025:

($ amounts in millions)	Fiscal Year Maturity
	2026 (1)	2027	2028	2029	2030	Thereafter	Total	Fair Value at 08/31/2025
Debt Obligations
Lines of credit and current portion of long-term debt	$—	$6.2	$—	$—	$—	$—	$6.2	$6.2
Average interest rate	—	4.9%	—	—	—	—
Long-term debt	$—	$—	$—	$—	$325.0	$—	$325.0	$325.0
Average interest rate	—	—	—	—	6.1%	—
Film related obligations (2)	$2.5	$5.5	$2.9	$3.8	$—	$—	$14.7	$14.7
Average interest rate	5.7%	6.7%	5.6%	5.5%	—	—
(1) Fiscal 2026 includes the remaining nine months of the current fiscal year ending May 31, 2026.
(2) Film related obligations are due on demand. Outstanding borrowings are presented by fiscal year maturity based on expected repayment dates per loan agreements.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2025, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased under the Company's authorized stock repurchase program during the three months ended August 31, 2025.

SCHOLASTIC CORPORATION
Item 5. Other Information

During the three months ended August 31, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2025 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED August 31, 2025
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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2025 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: September 19, 2025	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: September 19, 2025	By:	/s/ Haji L. Glover

Haji L. Glover
Executive Vice President and Chief Financial Officer (Principal Financial Officer)