Form 10-Q
period 2025-11-30
SCHOLASTIC CORP
filed 2025-12-19
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	November 30, 2025	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of November 30, 2025
Common Stock, $0.01 par value	24,613,593
Class A Stock, $0.01 par value	828,100

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED November 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Revenues	$551.1	$544.6	$776.7	$781.8
Operating costs and expenses:
Cost of goods sold	225.6	228.6	349.1	356.9
Selling, general and administrative expenses	217.5	224.9	394.7	407.0
Depreciation and amortization	16.5	16.3	32.8	31.6
Asset impairments and write downs	8.6	0.1	9.4	0.1
Total operating costs and expenses	468.2	469.9	786.0	795.6
Operating income (loss)	82.9	74.7	(9.3)	(13.8)
Interest income (expense), net	(5.0)	(4.4)	(9.5)	(7.4)
Other components of net periodic benefit (cost)	(0.4)	(0.3)	(0.7)	(0.6)
Other non-operating income (expense)	(1.6)	—	(1.6)	—
Earnings (loss) before income taxes	75.9	70.0	(21.1)	(21.8)
Provision (benefit) for income taxes	20.0	21.2	(5.9)	(8.1)
Net income (loss)	$55.9	$48.8	$(15.2)	$(13.7)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$2.21	$1.73	$(0.60)	$(0.48)
Diluted	$2.17	$1.71	$(0.60)	$(0.48)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Net income (loss)	$55.9	$48.8	$(15.2)	$(13.7)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(3.8)	(11.9)	(0.3)	(3.7)
Pension and postretirement adjustments (net of tax)	0.2	0.2	0.5	0.4
Total other comprehensive income (loss), net	$(3.6)	$(11.7)	$0.2	$(3.3)
Comprehensive income (loss)	$52.3	$37.1	$(15.0)	$(17.0)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	November 30, 2025	May 31, 2025	November 30, 2024
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$99.3	$124.0	$139.6
Accounts receivable, net	296.5	273.4	293.0
Inventories, net	290.7	250.2	282.0
Income tax receivable	19.2	8.8	26.0
Tax credit receivable	17.0	21.0	3.3
Prepaid expenses and other current assets	61.1	47.9	67.6
Assets held for sale	350.7	—	—
Total current assets	1,134.5	725.3	811.5
Noncurrent Assets:
Property, plant and equipment, net	183.9	516.3	522.7
Prepublication costs, net	43.9	49.7	48.3
Investment in film and television programs, net	40.3	42.1	37.9
Operating lease right-of-use assets, net	91.1	103.9	100.4
Royalty advances, net	69.0	78.1	71.4
Goodwill	198.8	198.9	202.2
Other intangible assets, net	83.0	87.9	88.6
Noncurrent deferred income taxes	53.2	34.7	22.9
Other assets and deferred charges	96.7	113.2	130.9
Total noncurrent assets	859.9	1,224.8	1,225.3
Total assets	$1,994.4	$1,950.1	$2,036.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$5.6	$6.2	$6.2
Film related obligations	14.8	18.3	8.3
Accounts payable	153.6	157.3	157.2
Accrued royalties	64.0	69.1	67.3
Deferred revenue	227.2	178.8	225.0
Other accrued expenses	166.4	166.2	163.2
Accrued income taxes	2.8	3.7	2.6
Operating lease liabilities	26.6	26.8	26.0
Liabilities held for sale	18.5	—	—
Total current liabilities	679.5	626.4	655.8
Noncurrent Liabilities:
Long-term debt	275.0	250.0	250.0
Operating lease liabilities	78.9	91.5	85.6
Film related obligations	—	—	13.3
Other noncurrent liabilities	29.8	35.7	46.1
Total noncurrent liabilities	383.7	377.2	395.0
Commitments and Contingencies (see Note 7)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 3.2 shares; Issued and Outstanding, 0.8 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 24.6, 24.2, and 27.3 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	604.1	607.1	603.5
Accumulated other comprehensive income (loss)	(41.3)	(41.5)	(55.8)
Retained earnings	974.2	999.7	998.7
Treasury stock, at cost: 18.3, 18.7 and 15.6 shares, respectively	(606.2)	(619.2)	(560.8)
Total stockholders’ equity	931.2	946.5	986.0
Total liabilities and stockholders’ equity	$1,994.4	$1,950.1	$2,036.8
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2024	0.8	$0.0	27.4	$0.4	$604.6	$(52.5)	$1,023.7	$(558.1)	$1,018.1
Net Income (loss)	—	—	—	—	—	—	(62.5)	—	(62.5)
Foreign currency translation adjustment	—	—	—	—	—	8.2	—	—	8.2
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	2.2	—	—	—	2.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.1	—	—	—	0.1
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(5.0)	(5.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.6)	—	—	2.2	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.6)	—	(5.6)
Balance at August 31, 2024	0.8	$0.0	27.3	$0.4	$606.3	$(44.1)	$955.6	$(560.9)	$957.3
Net Income (loss)	—	—	—	—	—	—	48.8	—	48.8
Foreign currency translation adjustment	—	—	—	—	—	(11.9)	—	—	(11.9)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	2.1	—	—	—	2.1
Proceeds pursuant to stock-based compensation plans	—	—	—	—	(0.5)	—	—	—	(0.5)
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(5.0)	(5.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.4)	—	—	5.1	0.7
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.7)	—	(5.7)
Balance at November 30, 2024	0.8	$0.0	27.3	$0.4	$603.5	$(55.8)	$998.7	$(560.8)	$986.0

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2025	0.8	$0.0	24.2	$0.4	$607.1	$(41.5)	$999.7	$(619.2)	$946.5
Net Income (loss)	—	—	—	—	—	—	(71.1)	—	(71.1)
Foreign currency translation adjustment	—	—	—	—	—	3.5	—	—	3.5
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.3	—	—	0.3
Stock-based compensation	—	—	—	—	1.9	—	—	—	1.9
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(1.6)	—	—	3.1	1.5
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)
Balance at August 31, 2025	0.8	$0.0	24.3	$0.4	$607.9	$(37.7)	$923.5	$(616.1)	$878.0
Net Income (loss)	—	—	—	—	—	—	55.9	—	55.9
Foreign currency translation adjustment	—	—	—	—	—	(3.8)	—	—	(3.8)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	2.5	—	—	—	2.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.9	—	—	—	2.9
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(9.2)	—	—	9.9	0.7
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)
Balance at November 30, 2025	0.8	$0.0	24.6	$0.4	$604.1	$(41.3)	$974.2	$(606.2)	$931.2
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Six months ended
	November 30,	November 30,
	2025	2024
Cash flows - operating activities:
Net income (loss)	$(15.2)	$(13.7)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	3.8	3.0
Provision for losses on inventory	6.0	9.6
Provision for losses on royalty advances	2.2	1.6
Amortization of prepublication costs	11.1	11.0
Amortization of film and television programs	3.9	6.4
Depreciation and amortization	39.1	37.9
Amortization of pension and postretirement plans	0.4	0.3
Deferred income taxes	0.0	0.2
Stock-based compensation	4.4	4.3
Income from equity-method investments	(0.3)	(0.8)
Non cash write off related to asset impairments and write downs	9.4	0.1
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(27.5)	(46.3)
Inventories	(47.1)	(28.3)
Income tax receivable	(10.4)	(10.3)
Tax credit receivable	3.7	1.1
Prepaid expenses and other current assets	(16.3)	(16.2)
Investment in film and television programs	(5.6)	(5.8)
Royalty advances	6.9	(15.4)
Employee benefit plan contribution	(8.6)	—
Accounts payable	(3.5)	16.6
Accrued royalties	(5.0)	12.4
Deferred revenue	48.5	53.4
Other accrued expenses	(4.5)	(4.2)
Accrued income taxes	(0.9)	0.7
Other, net	(3.1)	11.7
Net cash provided by (used in) operating activities	(8.6)	29.3
Cash flows - investing activities:
Prepublication expenditures	(9.2)	(10.1)
Additions to property, plant and equipment	(20.0)	(30.9)
Acquisitions, net of cash acquired	—	(176.2)
Net cash provided by (used in) investing activities	(29.2)	(217.2)
Cash flows - financing activities:
Borrowings under lines of credit and long-term debt, net of debt issuance costs	107.9	251.5
Repayments of lines of credit and long-term debt	(83.4)	(1.3)
Borrowings under film related obligations	9.5	8.7
Repayments of film related obligations	(12.7)	(23.3)
Repayments of capital lease obligations	(1.0)	(0.9)
Reacquisition of common stock	—	(10.0)
Proceeds pursuant to stock-based compensation plans	3.9	1.1
Payment of dividends	(10.3)	(11.3)
Net cash provided by (used in) financing activities	13.9	214.5
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.7)
Net increase (decrease) in cash and cash equivalents	(24.7)	25.9
Cash and cash equivalents at beginning of period	124.0	113.7
Cash and cash equivalents at end of period	$99.3	$139.6
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

Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software." The amendments in this Update remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project. 2. It is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this Update specify that the disclosures in Subtopic 360-10, "Property, Plant, and Equipment—Overall," are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. Furthermore, the amendments in this Update supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. This ASU is effective for the Company's fiscal year 2029. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740)." The amendments in this update enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this ASU require more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU will be effective for the Company's annual disclosures for fiscal year 2026 and the Company will apply the amendments prospectively. The Company expects the adoption of this ASU to primarily result in additional disclosures related to tax rates for certain individual states.

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Book Clubs - U.S.	$28.5	$33.2	$30.3	$35.9
Book Fairs - U.S.	242.0	231.0	276.1	259.8
Trade - U.S.	102.9	91.0	164.1	149.2
Trade - International (1)	7.5	11.8	19.8	27.5
Total Children's Book Publishing and Distribution	$380.9	$367.0	$490.3	$472.4

Education Solutions - U.S.	$62.2	$71.2	$102.3	$126.9
Total Education Solutions	$62.2	$71.2	$102.3	$126.9

Entertainment - U.S.	$1.6	$1.3	$3.0	$2.9
Entertainment - International (2)	13.5	15.5	25.7	30.5
Total Entertainment	$15.1	$16.8	$28.7	$33.4

International - Major Markets (3)	$78.3	$75.6	$127.2	$123.7
International - Other Markets (4)	11.2	11.1	21.7	19.8
Total International	$89.5	$86.7	$148.9	$143.5

Overhead (5)	$3.4	$2.9	$6.5	$5.6
Total Overhead	$3.4	$2.9	$6.5	$5.6

Total Revenues	$551.1	$544.6	$776.7	$781.8
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Primarily includes production, distribution and licensing revenues in Canada, Ireland and Indonesia.
(3) Includes Canada, UK, Australia and New Zealand.
(4) Primarily includes markets in Asia.
(5) Overhead includes rental income related to leased space in the Company's headquarters.

Estimated Returns

A liability for expected returns of $39.5, $34.4, and $34.8 is recorded within Other accrued expenses as of November 30, 2025, May 31, 2025, and November 30, 2024, respectively. In addition, a return asset of $3.4, $3.7, and $4.0 is recorded within Prepaid expenses and other current assets as of November 30, 2025, May 31, 2025, and November 30, 2024, respectively, for the recoverable cost of product estimated to be returned by customers.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities as of the dates indicated:

	November 30, 2025	May 31, 2025	November 30, 2024
Book fairs incentive credits	$124.2	$122.1	$120.8
Magazines+ subscriptions	43.2	3.9	48.3
U.S. digital subscriptions	10.5	11.1	17.9
U.S. education-related (1)	6.6	7.5	9.5
Entertainment-related (2)	12.4	8.2	7.7
Stored value programs	27.1	22.4	21.0
Other (3)	6.5	7.8	5.7
Total contract liabilities	$230.5	$183.0	$230.9
(1) Primarily relates to contracts with school districts and professional services.
(2) Primarily relates to contracts for film and TV productions and production services.
(3) Primarily relates to contracts for various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. Contract liabilities of $227.2, $178.8 and $225.0 as of November 30, 2025, May 31, 2025 and November 30, 2024, respectively, are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $3.3, $4.2 and $5.9 of contract liabilities as of November 30, 2025, May 31, 2025 and November 30, 2024, respectively, are recorded within Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheets as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $43.3 and $80.3 for the three and six months ended November 30, 2025, respectively, and $41.9 and $71.1 for the three and six months ended November 30, 2024, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2025	$11.0
Provision (benefit)	0.7
Write-offs and other	(0.8)
Balance as of August 31, 2025	$10.9
Provision (benefit)	3.1
Write-offs and other	(2.3)
Balance as of November 30, 2025	$11.7

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

•Education Solutions includes the publication and distribution to schools and libraries of children’s books, classroom magazines, print and digital supplemental and core classroom materials and programs, including related support services, and print and online reference and non-fiction products for grades pre-kindergarten to 12 in the United States. This segment is comprised of one operating segment.

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

The following tables present the Company’s revenue, significant expenses, and operating income (loss) by segment for the periods indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Three months ended November 30, 2025
	Children's Book Publishing and Distribution	Education Solutions	Entertainment	International	Overhead (1)	Consolidated
Revenues	$380.9	$62.2	$15.1	$89.5	$3.4	$551.1
Cost of goods sold (2)	146.5	23.8	8.8	47.9	(1.4)	225.6
Selling, general and administrative expenses (2)(3)	120.2	36.7	6.9	27.8	25.9	217.5
Depreciation and amortization	5.4	3.0	3.2	1.4	3.5	16.5
Other segment items (4)	—	3.4	5.2	—	—	8.6
Operating income (loss)	$108.8	$(4.7)	$(9.0)	$12.4	$(24.6)	$82.9
Interest income (expense), net						(5.0)
Other components of net periodic benefit (cost)						(0.4)
Other non-operating income (expense)						(1.6)
Earnings (loss) before income taxes						$75.9

Other segment disclosures:
Segment assets (5)	$666.6	$210.7	$243.1	$261.8	$612.2	$1,994.4
Long-lived asset additions	1.0	—	0.1	1.3	4.4	6.8
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Selling, general and administrative expenses includes equity in the net income (loss) of investees accounted for by the equity method. Income of less than $0.1 and $0.4 was recognized within the Entertainment and International segments, respectively.
(4) Other segment items include asset impairments and write downs.
(5) Segment assets within Overhead include assets held for sale. Refer to Note 4, "Assets and Liabilities Held for Sale," for further details.

Three months ended November 30, 2024
	Children's Book Publishing and Distribution	Education Solutions	Entertainment	International	Overhead (1)	Consolidated
Revenues	$367.0	$71.2	$16.8	$86.7	$2.9	$544.6
Cost of goods sold (2)	143.3	27.3	10.6	48.9	(1.5)	228.6
Selling, general and administrative expenses (2)(3)	115.9	41.7	8.1	30.6	28.6	224.9
Depreciation and amortization	5.7	2.7	2.8	1.5	3.6	16.3
Other segment items (4)	—	—	—	—	0.1	0.1
Operating income (Loss)	$102.1	$(0.5)	$(4.7)	$5.7	$(27.9)	$74.7
Interest income (expense), net						(4.4)
Other components of net periodic benefit (cost)						(0.3)
Earnings (loss) before income taxes						$70.0

Other segment disclosures:
Segment assets	$658.6	$211.0	$263.0	$253.8	$650.4	$2,036.8
Long-lived asset additions	2.8	—	0.1	0.8	1.8	5.5
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Selling, general and administrative expenses includes equity in the net income (loss) of investees accounted for by the equity method. Income of less than $0.1 and $0.6 was recognized in the Entertainment and International segments, respectively.
(4) Other segment items include asset impairments and write downs.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Six months ended November 30, 2025
	Children's Book Publishing and Distribution	Education Solutions	Entertainment	International	Overhead (1)	Consolidated
Revenues	$490.3	$102.3	$28.7	$148.9	$6.5	$776.7
Cost of goods sold (2)	208.7	43.1	16.9	83.3	(2.9)	349.1
Selling, general and administrative expenses (2)(3)	196.3	76.0	13.3	54.6	54.5	394.7
Depreciation and amortization	10.8	5.7	6.3	2.8	7.2	32.8
Other segment items (4)	0.8	3.4	5.2	—	—	9.4
Operating income (loss)	$73.7	$(25.9)	$(13.0)	$8.2	$(52.3)	$(9.3)
Interest income (expense), net						(9.5)
Other components of net periodic benefit (cost)						(0.7)
Other non-operating income (expense)						(1.6)
Earnings (loss) before income taxes						$(21.1)

Other segment disclosures:
Segment assets (5)	$666.6	$210.7	$243.1	$261.8	$612.2	$1,994.4
Long-lived asset additions	2.2	0.1	0.1	4.7	7.1	14.2
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Selling, general and administrative expenses includes equity in the net income (loss) of investees accounted for by the equity method. A loss of less than $0.1 and income of $0.3, was recognized within the Entertainment and International segments, respectively.
(4) Other segment items include asset impairments and write downs.
(5) Segment assets within Overhead include assets held for sale. Refer to Note 4, "Assets and Liabilities Held for Sale," for further details.

Six months ended November 30, 2024
	Children's Book Publishing and Distribution	Education Solutions	Entertainment	International	Overhead (1)	Consolidated
Revenues	$472.4	$126.9	$33.4	$143.5	$5.6	$781.8
Cost of goods sold (2)	202.2	54.7	18.9	84.2	(3.1)	356.9
Selling, general and administrative expenses (2)(3)	193.4	84.4	14.6	58.9	55.7	407.0
Depreciation and amortization	11.3	5.3	5.1	3.0	6.9	31.6
Other segment items (4)	—	—	—	—	0.1	0.1
Operating income (Loss)	$65.5	$(17.5)	$(5.2)	$(2.6)	$(54.0)	$(13.8)
Interest income (expense), net						(7.4)
Other components of net periodic benefit (cost)						(0.6)
Earnings (loss) before income taxes						$(21.8)

Other segment disclosures:
Segment assets	$658.6	$211.0	$263.0	$253.8	$650.4	$2,036.8
Long-lived asset additions	11.2	—	0.1	3.0	5.8	20.1
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Selling, general and administrative expenses includes equity in the net income (loss) of investees accounted for by the equity method. Income of $0.2 and $0.6 was recognized in the Entertainment and International segments, respectively.
(4) Other segment items include asset impairments and write downs.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table presents geographic information for revenues for the periods indicated. Revenues are attributed to locations based on the origin of sale.

	Three months ended November 30,		Six months ended November 30,
	2025	2024	2025	2024
United States	$440.6	$430.6	$582.3	$580.3
International	110.5	114.0	194.4	201.5
Total Revenues	$551.1	$544.6	$776.7	$781.8

The following table presents geographic information for long-lived assets as of the dates indicated. Long-lived assets consist of property, plant and equipment, net, excluding capitalized software.

	November 30, 2025	November 30, 2024
United States (1)	$89.7	$438.9
International	34.6	32.9
Total Long-lived assets	$124.3	$471.8
(1) Long-lived assets excludes assets held for sale. Refer to Note 4, "Assets and Liabilities Held for Sale," for further details.

4. ASSETS AND LIABILITIES HELD FOR SALE

During the second quarter of fiscal 2026, the Company committed to a plan to sell the buildings located at 555-557 Broadway in New York, NY (SoHo), which comprise the Company's headquarters, and its primary distribution facility in Jefferson City, MO. Refer to Note 19, "Subsequent Events," for details regarding the sale-leaseback agreements entered into subsequent to November 30, 2025.

At November 30, 2025, the Company determined that the criteria has been met for classification as held for sale in accordance with ASC 360, Property, Plant, and Equipment. Upon classification, the assets held for sale were measured at the lower of carrying value or fair value less costs to sell and no further depreciation is recorded. Based on the Company's assessment, the fair value less costs to sell exceeded the carrying value and therefore no impairment loss was recognized. These assets are included in Overhead. The Company expects the sale of each of these facilities to result in a gain on sale.

The following tables present the assets and liabilities held for sale by major asset class for each disposal group as of November 30, 2025:

	SoHo Headquarters	Jefferson City Distribution Facility	Total
Land	$67.9	$4.6	$72.5
Building and improvements	240.6	10.8	251.4
Equipment	0.1	0.1	0.2
Prepaid expenses and other current assets (1)	1.4	—	1.4
Other assets and deferred charges (1)	25.2	—	25.2
Total Assets held for sale	$335.2	$15.5	$350.7
Deferred tax liabilities	$17.6	$0.9	$18.5
Total Liabilities held for sale	$17.6	$0.9	$18.5
(1) Includes current and noncurrent deferred lease income and deferred lease costs.

5. ASSET WRITE DOWN

During the first quarter of fiscal 2026, the Company identified certain assets that were not recoverable. The estimated future cash flows related to these assets were impacted by the Company's decision to no longer sell the related product. The assets consisted of capitalized costs related to cloud computing arrangements and were included within the Children's Book Publishing and Distribution segment. Accordingly, the Company

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
recognized an impairment charge of $0.8 which was included in Asset impairments and write downs within the Company's Condensed Consolidated Statement of Operations for the three months ended August 31, 2025.

During the second quarter of fiscal 2026, the Company identified assets that were not recoverable as the Company ceased development activities for certain education products and film and television programs. The related assets consisted of prepublication costs of $3.4 included in the Education Solutions segment and investment in film and television programs and other production costs of $4.9 included in the Entertainment segment. In addition, the Company identified indicators of impairment related to its 12% ownership interest in a children's book publishing business located in the UK as the business is being wound down. This investment had a carrying value of $0.3 and was included in the Entertainment segment. The Company performed an assessment and concluded the investment was not recoverable. Accordingly, the Company recognized total impairment charges of $8.6 which were included in Asset impairments and write downs within the Company's Condensed Consolidated Statement of Operations for the three months ended November 30, 2025. The related impact of the impairments was a loss per basic and diluted share of Class A and Common Stock of $0.26 and $0.25, respectively, in the three months ended November 30, 2025.

For the six months ended November 30, 2025, the related impact of the total impairment charges of $9.4 was a loss per basic and diluted share of Class A and Common Stock of $0.28.

6. DEBT

The following table summarizes the carrying value of the Company's debt, excluding film related obligations, as of the dates indicated:

	November 30, 2025	May 31, 2025	November 30, 2024
U.S. Credit Agreement	$275.0	$250.0	$250.0
Unsecured lines of credit	5.6	6.2	6.2
Total debt	$280.6	$256.2	$256.2
Less lines of credit, short-term debt and current portion of long-term debt	(5.6)	(6.2)	(6.2)
Total long-term debt	$275.0	$250.0	$250.0

The following table sets forth the maturities of the carrying values of the Company's debt obligations, excluding film related obligations, as of November 30, 2025 for the twelve month periods ended November 30:

2026	$5.6
2027	—
2028	—
2029	275.0
2030	—
Thereafter	—
Total Debt	$280.6

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

As of November 30, 2025, the applicable margin on Base Rate Advances was 0.75% and the applicable margin on SOFR Advances was 1.75%.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Net Leverage Ratio. As of November 30, 2025, the commitment fee rate was 0.25%.

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

As of November 30, 2025, the Company had outstanding borrowings of $275.0 under the Credit Agreement at a weighted average interest rate of 5.7%. While this obligation is not due until the November 26, 2029 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. As of November 30, 2024, outstanding borrowings under the Credit Agreement were $250.0 at a weighted average interest rate of 6.8%.

The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At November 30, 2025, the Company had open standby letters of credit totaling $4.0 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.6 under the domestic credit lines discussed below.

Unsecured Lines of Credit

As of November 30, 2025, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of November 30, 2025, May 31, 2025 and November 30, 2024. As of November 30, 2025, availability under these unsecured money market bid rate credit lines totaled $6.4, excluding commitments of $3.6. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of November 30, 2025, the Company had various local currency international credit lines totaling $31.6 underwritten by banks primarily in the United States, Australia, Canada and the United Kingdom. Outstanding borrowings under these facilities were $5.6 at November 30, 2025 at a weighted average interest rate of 4.4%, compared to outstanding borrowings of $6.2 at May 31, 2025 at a weighted average interest rate of 4.5%, and $6.2 at November 30, 2024 at a weighted average interest rate of 4.2%. As of November 30, 2025, the amounts available under these facilities totaled $26.0. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

Film Related Obligations

The Company's entertainment business enters into credit facilities with third-party banks to obtain interim financing for certain productions. The interim production credit facilities are secured by an assignment and direction of specific production financing including tax credits and license contract receivables and are due on demand. As of November 30, 2025, interest is charged at the following rates:

•the bank prime rate plus a margin ranging from 0.50% to 0.75% for Canadian dollar loans; and
•SOFR plus a margin ranging from 2.25% to 3.00% for U.S. dollar loans

Outstanding borrowings under these facilities were $14.8 at a weighted average interest rate of 5.5% at November 30, 2025, $18.3 at a weighted average interest rate of 6.2% at May 31, 2025 and $21.6 at a weighted average interest rate of 6.9% at November 30, 2024, of which $8.3 were classified as current obligations.

7. COMMITMENTS AND CONTINGENCIES

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

8. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Six months ended
	November 30,		November 30,
	2025	2024	2025	2024
Net income (loss) attributable to Class A and Common Stockholders	$55.9	$48.8	$(15.2)	$(13.7)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	25.4	28.2	25.3	28.3
Dilutive effect of Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	0.4	0.4	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	25.8	28.6	25.3	28.3
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$2.21	$1.73	$(0.60)	$(0.48)
Diluted	$2.17	$1.71	$(0.60)	$(0.48)
Anti-dilutive shares pursuant to stock-based compensation plans (in millions)*	1.4	1.8	0.4	—
* The Company experienced a net loss for the six months ended November 30, 2025 and November 30, 2024 and therefore did not report any dilutive share impact. The following potential common shares were excluded from the loss per diluted share computation as of November 30, 2025: outstanding options and restricted stock units of 2.4 million and 0.7 million, respectively.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	November 30, 2025	November 30, 2024
Options outstanding pursuant to stock-based compensation plans (in millions)	2.4	2.8

As of November 30, 2025, $70.0 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 13, "Treasury Stock", for a more complete description of the Company’s share buy-back program and Note 19, "Subsequent Events" for additional Board authorization for Common share repurchases.

9. ACQUISITIONS

9 Story Acquisition

On June 20, 2024, the Company completed the acquisition of 100% of the economic interests in the form of non-voting shares and 25% of the voting shares of 9 Story, a leading independent creator, producer and distributor of premium children’s content based in Toronto, Canada, with studios or offices in New York, United States, Dublin, Ireland and Bali, Indonesia. The aggregate purchase price of $193.7 was funded through borrowings under the U.S. Credit Agreement incurred during the first quarter of fiscal 2025. The acquisition of 9 Story further enhances the Company's development, production and licensing interests, expanding opportunities to leverage its brand and best-selling publishing and global children's franchises across print, screen and merchandising.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	November 30, 2025	May 31, 2025	November 30, 2024
Gross beginning balance	$238.5	$172.4	$172.4
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$198.9	$132.8	$132.8
Additions (1)	—	64.2	71.0
Foreign currency translation	(0.1)	1.9	(1.6)
Ending balance	$198.8	$198.9	$202.2
(1) The additions during the twelve months ended May 31, 2025 included measurement period adjustments for the 9 Story acquisition which reflected a decrease to goodwill of $5.9 resulting from a net increase in the estimated fair value of the net assets acquired. The increase in the estimated fair value of the net assets acquired consisted of a decrease to deferred tax liabilities of $5.3, an increase to operating lease right-of-use assets of $0.3, a decrease to lease liabilities of $0.1, an increase to the property, plant and equipment of $0.1 and a decrease to the purchase price as a result of a working capital adjustment of $0.1. The additions during the six months ended November 30, 2024 included measurement period adjustments for the 9 Story acquisition which reflected an increase to goodwill of $0.9 resulting from a net decrease in the estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of an increase to deferred tax liabilities of $1.4, an increase to operating lease right-of-use assets of $0.3, a decrease to lease liabilities of $0.1, and a decrease to the purchase price as a result of a working capital adjustment of $0.1.

In fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $64.2 of Goodwill, net of measurement period adjustments, included in the Entertainment segment. Refer to Note 9, "Acquisitions", for further details regarding the acquisition.

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity on a year-to-date basis in Other intangible assets for the periods indicated:

	November 30, 2025	May 31, 2025	November 30, 2024
Beginning balance - Other intangibles subject to amortization	$85.8	$8.2	$8.2
Additions	—	85.3	85.3
Amortization expense	(5.6)	(11.2)	(5.4)
Foreign currency translation	0.7	3.5	(1.6)
Total other intangibles subject to amortization, net of accumulated amortization of $55.9, $50.3 and $44.5, respectively	$80.9	$85.8	$86.5
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangible assets, net	$83.0	$87.9	$88.6

In fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $85.3 of amortizable intangible assets. Refer to Note 9, "Acquisitions", for further details regarding the acquisition.

There were no impairment charges related to Other intangible assets in any of the periods presented.

Other intangible assets with indefinite lives consist principally of trademark and trade name rights. Other intangible assets with definite lives consist principally of customer lists, customer contracts/relationships, intellectual property, trade names and internally developed software. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 7.9 years.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
11. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	November 30, 2025	May 31, 2025	November 30, 2024	Segment
Equity method investments	$33.3	$33.6	$32.1	International
Equity method and other investments	6.1	6.4	6.5	Entertainment
Total Investments	$39.4	$40.0	$38.6

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

During fiscal 2025, the Company acquired investments of $0.9 as part of the 9 Story acquisition which are included in the Entertainment segment. These acquired investments include a 50% ownership interest in certain animated television production companies. These joint venture investments are accounted for using the equity method of accounting. There have been no impairments or adjustments to the carrying value of these investments. The acquired investments also include a 12% ownership interest in a children's book publishing business located in the UK. This investment is accounted for at cost, less impairment on the Company's Condensed Consolidated Balance Sheets. During the second quarter of fiscal 2026, the Company determined the investment was not recoverable and recognized an impairment charge for the carrying value of $0.3. Refer to Note 5, "Asset Write Down," for further details.

Income (loss) from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the three and six months ended November 30, 2025, the Company recognized income of $0.4 and $0.3, respectively. For the three and six months ended November 30, 2024, the Company recognized income of $0.6 and $0.8, respectively. The Company did not receive any dividends in the six months ended November 30, 2025 and November 30, 2024.

12. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Stock option expense	$0.1	$0.2	$0.4	$0.8
Restricted stock unit expense	2.2	1.7	3.7	3.2
Management stock purchase plan	0.1	0.1	0.1	0.1
Employee stock purchase plan	0.1	0.1	0.2	0.2
Total stock-based compensation expense	$2.5	$2.1	$4.4	$4.3

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.3	0.1	0.4	0.2

13. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

The table below represents the Board authorization at the dates indicated:

Authorization	Amount
March 2024	$54.6
March 2025	53.4
Total current Board authorizations	$108.0
Less repurchases made under these authorizations	(38.0)
Remaining Board authorization at November 30, 2025	$70.0

Remaining Board authorization at November 30, 2025 represents the amount remaining under the Board authorization for Common share repurchases announced on March 20, 2024 and the current $53.4 Board authorization for Common share repurchases announced on March 19, 2025, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 19, "Subsequent Events", for additional Board authorization for Common share repurchases.

There were no repurchases of the Company's Common Stock during the six months ended November 30, 2025. The Company's repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended November 30, 2025
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2025	$(32.5)	$(5.2)	$(37.7)
Other comprehensive income (loss) before reclassifications	(3.8)	—	(3.8)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service (credit) cost (net of tax of $0.0)	—	(0.2)	(0.2)
Other comprehensive income (loss)	(3.8)	0.2	(3.6)
Ending balance at November 30, 2025	$(36.3)	$(5.0)	$(41.3)

	Three months ended November 30, 2024
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at September 1, 2024	$(38.7)	$(5.4)	$(44.1)
Other comprehensive income (loss) before reclassifications	(11.9)	—	(11.9)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service (credit) cost (net of tax of $0.0)	—	(0.2)	(0.2)
Other comprehensive income (loss)	(11.9)	0.2	(11.7)
Ending balance at November 30, 2024	$(50.6)	$(5.2)	$(55.8)

	Six months ended November 30, 2025
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2025	$(36.0)	$(5.5)	$(41.5)
Other comprehensive income (loss) before reclassifications	(0.3)	—	(0.3)
Less: amount reclassified from Accumulated other comprehensive income (loss)
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.8	0.8
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.3)	(0.3)
Other comprehensive income (loss)	(0.3)	0.5	0.2
Ending balance at November 30, 2025	$(36.3)	$(5.0)	$(41.3)

	Six months ended November 30, 2024
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2024	$(46.9)	$(5.6)	$(52.5)
Other comprehensive income (loss) before reclassifications	(3.7)	—	(3.7)
Less: amount reclassified from Accumulated other comprehensive income (loss)
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.7	0.7
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.3)	(0.3)
Other comprehensive income (loss)	(3.7)	0.4	(3.3)
Ending balance at November 30, 2024	$(50.6)	$(5.2)	$(55.8)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Six months ended		Condensed Consolidated Statements of Operations line item
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Employee benefit plans:
Amortization of net actuarial loss	$0.4	$0.4	$0.8	$0.7	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.2)	(0.2)	(0.4)	(0.4)	Other components of net periodic benefit (cost)
Less: Tax effect	0.0	0.0	0.1	0.1	Provision (benefit) for income taxes
Total cost, net of tax	$0.2	$0.2	$0.5	$0.4

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets. See Note 4, "Assets and Liabilities Held For Sale," for a more detailed description of the fair value measurement of assets held for sale. For the fair value measurements employed by the Company for certain capitalized costs related to cloud computing arrangements, prepublication costs, investment in film and television assets and other production costs, the Company assessed future expected cash flows attributable to these assets, a Level 3 fair value measure. See Note 5, "Asset Write Down", for a more detailed description of the assets impaired during fiscal 2026. See Note 11, "Investments", for a more detailed description of the fair value measurements employed. See Note 9, "Acquisitions", for a more detailed description of the assets acquired and fair value measurements employed related to the 9 Story acquisition in fiscal 2025.

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

The Company's interim effective tax rate, inclusive of discrete items, for the three and six month periods ended November 30, 2025 was 26.4% and 28.0%, respectively, compared to 30.3% and 37.2%, respectively, for the prior fiscal year period. The interim effective tax rate for the six months ended November 30, 2025 varies from the statutory rate primarily due to non-deductible compensation for covered executive employees and expected state and local income tax.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts were $22.8 as of November 30, 2025 and November 30, 2024. A net unrealized gain of less than $0.1 and $0.6 was recognized for the six months ended November 30, 2025 and November 30, 2024, respectively.

18. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	November 30, 2025	May 31, 2025	November 30, 2024
Accrued payroll, payroll taxes and benefits	$34.3	$35.2	$35.6
Accrued bonus and commissions	16.2	26.6	17.7
Returns liability	39.5	34.4	34.8
Accrued other taxes	22.5	22.2	25.0
Accrued advertising and promotions	6.7	5.1	7.8
Other accrued expenses	47.2	42.7	42.3
Total accrued expenses	$166.4	$166.2	$163.2

19. SUBSEQUENT EVENTS

On December 1, 2025, the Company entered into agreements to sell its headquarters location at 555-557 Broadway in New York, NY for a purchase price of $386.0 and its primary distribution facility in Jefferson City, MO for a purchase price of $95.0. Upon closing of these transactions, which occurred on December 17, 2025, the Company entered into a 15-year lease for a portion of its headquarters building and a 20-year lease for the distribution facility, both with renewal options. The Company expects these leases to be classified as operating leases.

On December 17, 2025, the Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the third quarter of fiscal 2026. The dividend is payable on March 16, 2026 to shareholders of record as of the close of business on January 30, 2026.

On December 17, 2025, the Board also authorized an increase of $80.0 for Common share repurchases under the Company's share buy-back program, resulting in a current Board authorization of $150.0, which includes $70.0 remaining from the previous Board authorization.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the second quarter ended November 30, 2025 were $551.1 million, compared to $544.6 million in the prior fiscal year quarter, a increase of $6.5 million or 1%. The Company reported net income per diluted share of Class A and Common Stock of $2.17 in the second quarter of fiscal 2026, compared to $1.71 in the prior fiscal year quarter.

Second quarter results reflected higher revenues from the global release of the 14th title in Dav Pilkey's Dog Man® series, Big Jim Believes, coupled with continued success of the Hunger Games® and Harry Potter® franchises with special edition releases. School Reading Events also had a successful fall season with higher fair count and increased revenue per fair. The volatility in the education funding environment continued to impact Education Solutions as schools delayed or reduced purchases. However, this decline was more than offset by the continued benefits from the Company's previous reorganization efforts and cost-saving initiatives, resulting in improved operating income in the second quarter.

During the second half of fiscal 2026, the Company expects the positive trends related to fair count and revenue per fair to continue into the spring book fairs season. The Company is also expecting to benefit from new trade publishing releases, including Captain Underpants: The First Epic Manga, illustrated by manga artist Motojiro, in April, the 16th Wings of Fire book, The Hybrid Prince, in March, and the graphic novel edition of the 9th book in the series Talons of Power in late December. The Company remains focused on improving profitability and building value for shareholders.

Results of Operations

Consolidated

Revenues for the quarter ended November 30, 2025 increased by $6.5 million to $551.1 million, compared to $544.6 million in the prior fiscal year quarter. Within the Children's Book Publishing and Distribution segment, revenues increased by $13.9 million, driven by increased trade channel revenues from new releases in the Dog Man®, Hunger Games® and Harry Potter® series as well as increased revenues from School Reading Events as a result of higher fair count and increased revenue per fair. In the Education Solutions segment, revenues decreased by $9.0 million primarily due to delayed or reduced school funding which resulted in lower sales of supplemental programs. In the Entertainment segment, revenues decreased by $1.7 million, reflecting lower production and distribution revenues. In local currency, International segment revenues increased by $3.3 million, primarily driven by higher sales in the Company's Major Markets which benefited from the release of Dog Man #14. International segment revenues were impacted by unfavorable foreign exchange of $0.5 million in the quarter ended November 30, 2025. In addition, rental income increased $0.5 million from the prior fiscal year quarter.

Revenues for the six months ended November 30, 2025 decreased by $5.1 million to $776.7 million, compared to $781.8 million in the prior fiscal year period. Revenues in the Children's Book Publishing and Distribution segment increased by $17.9 million, driven by increased revenues from School Reading Events as a result of higher fair count and increased revenue per fair as well as increased redemptions of book fair incentive program credits, coupled with increased trade channel revenues with new releases and continued success in the Dog Man®, Hunger Games® and Harry Potter® franchises. In the Education Solutions segment, revenues decreased by $24.6 million, primarily due to delayed or reduced school funding which resulted in lower sales of supplemental programs. In the Entertainment segment, revenues decreased by $4.7 million, primarily reflecting lower production and distribution revenues. In local currency, International segment revenues increased by $5.7 million, primarily driven by higher sales in the U.K., Australia and New Zealand, and Asia. International segment revenues were impacted by unfavorable foreign exchange of $0.3 million in the period ended November 30, 2025. In addition, rental income increased $0.9 million from the prior fiscal year period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Components of Cost of goods sold for the three and six months ended November 30, 2025 and November 30, 2024 are as follows:

	Three months ended				Six months ended
	November 30, 2025		November 30, 2024		November 30, 2025		November 30, 2024
($ amounts in millions)		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Product, service and production costs and inventory reserves	$133.5	24.2%	$132.8	24.4%	$202.1	26.0%	$207.0	26.5%
Royalty and participation costs	40.4	7.3%	40.7	7.5%	64.6	8.3%	62.7	8.0%
Prepublication and production amortization	7.9	1.4%	10.7	1.9%	15.0	1.9%	17.4	2.2%
Postage, freight, shipping, fulfillment and other	43.8	8.0%	44.4	8.2%	67.4	8.7%	69.8	9.0%
Total	$225.6	40.9%	$228.6	42.0%	$349.1	44.9%	$356.9	45.7%

Cost of goods sold for the quarter ended November 30, 2025 was $225.6 million, or 40.9% of revenues, compared to $228.6 million, or 42.0% of revenues, in the prior fiscal year quarter. The decrease in Cost of Goods sold as a percentage of revenues was primarily driven by improved utilization of inventory in the U.S. book clubs channel which resulted in less excess and obsolete inventory and by lower inbound freight costs in the Company's international Major Markets. This was partially offset by increased tariff charges, primarily in the U.S. book fairs channel. The Company expects the newly imposed tariffs to continue to increase Cost of goods sold, particularly during the upcoming peak selling season for the book fairs channel in the fourth fiscal quarter. Based on current anticipated revenues and tariff policy, the Company continues to expect approximately $10 million of incremental tariff expense for fiscal 2026.

Cost of goods sold for the six months ended November 30, 2025 was $349.1 million, or 44.9% of revenues, compared to $356.9 million, or 45.7% of revenues, in the prior fiscal year period. The decrease in Cost of goods sold as a percentage of revenues was primarily driven by improved utilization of inventory in the U.S. book clubs channel which resulted in less excess and obsolete inventory and by lower inbound freight costs in the Company's international Major Markets. This was partially offset by higher royalty costs as a result of an increase in the mix of higher-royalty bearing titles sold in the U.S. trade channel in the period ended November 30, 2025 and increased tariff charges, primarily in the U.S. book fairs channel.

Selling, general and administrative expenses for the quarter ended November 30, 2025 decreased to $217.5 million, compared to $224.9 million in the prior fiscal year quarter. The $7.4 million decrease was primarily attributable to lower employee-related and external labor costs resulting from the Company's previous reorganization efforts and cost-saving initiatives and lower spending on general expenses. In addition, the Company incurred lower severance expense of $1.3 million in the quarter ended November 30, 2025 related to cost-saving initiatives.

Selling, general and administrative expenses for the six months ended November 30, 2025 decreased to $394.7 million, compared to $407.0 million in the prior fiscal year period. The $12.3 million decrease was primarily attributable to lower employee-related and external labor costs resulting from the Company's previous reorganization efforts and cost-saving initiatives and lower spending on general expenses. This was partially offset by increased severance expense of $6.3 million in the period ended November 30, 2025 related to cost-saving initiatives.

Depreciation and amortization expense for the quarter ended November 30, 2025 was $16.5 million, which was comparable to $16.3 million in the prior fiscal year quarter. There were no significant assets placed into service during the quarter ended November 30, 2025.

Depreciation and amortization expense for the six months ended November 30, 2025 was $32.8 million, compared to $31.6 million in the prior fiscal year period. The $1.2 million increase in Depreciation and amortization expense was primarily due to new assets placed into service during the first quarter of fiscal 2026.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Asset impairments for the quarter ended November 30, 2025 were $8.6 million. The Company recognized asset impairments of $3.4 million related to certain products within the Education Solutions segment and $5.2 million primarily related to certain film and television programs in development within the Entertainment segment.

Asset impairments for the six months ended November 30, 2025 were $9.4 million. The Company recognized asset impairments of $3.4 million related to certain products within the Education Solutions segment, $5.2 million primarily related to certain film and television programs in development within the Entertainment segment and $0.8 million related to a product that is no longer being sold within the Children's Book Publishing and Distribution segment.

Interest expense for the three and six months ended November 30, 2025 was $5.6 million and $10.6 million, respectively, compared to $4.9 million and $8.7 million, respectively, in the prior fiscal year periods. The increase in interest expense was due to increased borrowings under the U.S. Credit Agreement during the period ended November 30, 2025.

Interest income for the three and six months ended November 30, 2025 was $0.6 million and $1.1 million, respectively, which was comparable to $0.5 million and $1.3 million, respectively, in the prior fiscal year periods. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate. Subsequent to November 30, 2025, the Company entered into sale-leaseback agreements for its headquarters in New York City and primary distribution center in Jefferson City, Missouri which are expected to provide additional liquidity and may impact interest income and expense during the remainder of fiscal 2026.

Other non-operating expense for each of the three and six month periods ended November 30, 2025 was $1.6 million. The Company incurred $1.6 million of costs related to the sale-leaseback transactions for the Company's headquarters in New York City and primary distribution center in Jefferson City, Missouri.

The Company's interim effective tax rate, inclusive of discrete items, for the three and six months ended November 30, 2025 was 26.4% and 28.0%, respectively, compared to 30.3% and 37.2%, respectively, for the prior fiscal year periods. The interim effective tax rate for the six months ended November 30, 2025 varies from the statutory rate primarily due to non-deductible compensation for covered executive employees and expected state and local income tax.

Net income for the quarter ended November 30, 2025 increased by $7.1 million to $55.9 million, compared to $48.8 million in the prior fiscal year quarter. Earnings per basic and diluted share of Class A and Common Stock were $2.21 and $2.17, respectively, for the fiscal quarter ended November 30, 2025, compared to $1.73 and $1.71, respectively, in the prior fiscal year quarter.

Net loss for the six months ended November 30, 2025 increased by $1.5 million to $15.2 million, compared to $13.7 million in the prior fiscal year period. Loss per basic and diluted share of Class A and Common Stock was $0.60 for the period ended November 30, 2025, compared to $0.48 in the prior fiscal year period.

Children’s Book Publishing and Distribution

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2025	2024	Change	Change	2025	2024	Change	Change
Revenues	$380.9	$367.0	$13.9	3.8%	$490.3	$472.4	$17.9	3.8%
Cost of goods sold	146.5	143.3	3.2	2.2%	208.7	202.2	6.5	3.2%
Other operating expenses (1)	125.6	121.6	4.0	3.3%	207.1	204.7	2.4	1.2%
Asset impairments	—	—	—	—%	0.8	—	0.8	NM
Operating income (loss)	$108.8	$102.1	$6.7	6.6%	$73.7	$65.5	$8.2	12.5%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Revenues for the quarter ended November 30, 2025 increased by $13.9 million to $380.9 million, compared to $367.0 million in the prior fiscal year quarter. Trade channel revenues increased $7.6 million, driven by new releases in the quarter ended November 30, 2025, which included the latest title in the Dog Man® series, Dog Man #14: Big Jim Believes, the interactive illustrated edition of Harry Potter and the Goblet of Fire, the collector’s edition of Suzanne Collins’ Sunrise on the Reaping and the illustrated edition of Catching Fire®. Revenues from School Reading Events also increased $6.3 million, driven by higher fair count and increased revenue per fair in the book fairs channel, partly offset by lower book clubs channel revenues primarily due to lower sponsor participation.

Revenues for the six months ended November 30, 2025 increased by $17.9 million to $490.3 million, compared to $472.4 million in the prior fiscal year period. Revenues from School Reading Events increased $10.7 million, driven by higher fair count and increased revenue per fair in the book fairs channel, coupled with increased redemptions of book fair incentive program credits. This was partially offset by lower book clubs channel revenues primarily due to lower sponsor participation. Trade channel revenues also increased $7.2 million, with continued success in the Dog Man, Hunger Games® and Harry Potter® franchises, which included several new releases during the period ended November 30, 2025.

Cost of goods sold for the quarter ended November 30, 2025 was $146.5 million, or 38.5% of revenues, compared to $143.3 million, or 39.0% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenues was primarily driven by improved utilization of inventory in the book clubs channel which resulted in less excess and obsolete inventory, partially offset by increased tariff charges in the book fairs channel.

Cost of goods sold for the six months ended November 30, 2025 was $208.7 million, or 42.6% of revenues, compared to $202.2 million, or 42.8% of revenues, in the prior fiscal year period. Cost of goods sold benefited from improved utilization of inventory in the book clubs channel resulting in less excess and obsolete inventory, which was substantially offset by higher royalty costs as a result of an increase in the mix of higher-royalty bearing titles sold in the trade channel in the period ended November 30, 2025 and increased tariff charges in the book fairs channel. The Company expects the newly imposed tariffs to continue to increase Cost of goods sold, particularly during the upcoming peak selling season for the book fairs channel in the fourth fiscal quarter.

Other operating expenses for the quarter ended November 30, 2025 increased by $4.0 million to $125.6 million, compared to $121.6 million in the prior fiscal year quarter. Other operating expenses for the six months ended November 30, 2025 increased by $2.4 million to $207.1 million, compared to $204.7 million in the prior fiscal year period. The increase in Other operating expenses was primarily attributable to inflationary pressures and higher expected credit losses on customer receivables.

Asset impairments for the six months ended November 30, 2025 were $0.8 million. During the first quarter of fiscal 2026, the Company recognized an asset impairment of $0.8 million related to a certain product that is no longer being sold. Refer to Note 5, "Asset Write Down," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details.

Segment operating income for the quarter ended November 30, 2025 increased by $6.7 million to $108.8 million, compared to $102.1 million in the prior fiscal year quarter. Segment operating income for the six months ended November 30, 2025 increased by $8.2 million to $73.7 million, compared to $65.5 million in the prior fiscal year period. The improvement was primarily attributable to increased revenues from the book fairs and trade channels.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Education Solutions

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2025	2024	Change	Change	2025	2024	Change	Change
Revenues	$62.2	$71.2	$(9.0)	(12.6)%	$102.3	$126.9	$(24.6)	(19.4)%
Cost of goods sold	23.8	27.3	(3.5)	(12.8)%	43.1	54.7	(11.6)	(21.2)%
Other operating expenses (1)	39.7	44.4	(4.7)	(10.6)%	81.7	89.7	(8.0)	(8.9)%
Asset impairments	3.4	—	3.4	NM	3.4	—	3.4	NM
Operating income (loss)	$(4.7)	$(0.5)	$(4.2)	NM	$(25.9)	$(17.5)	$(8.4)	(48.0)%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended November 30, 2025 decreased by $9.0 million to $62.2 million, compared to $71.2 million in the prior fiscal year quarter. The decrease in segment revenues was primarily driven by delayed or reduced school funding which resulted in lower sales of supplemental programs, in addition to lower subscription revenues from Magazines+. Revenues from sponsored programs were consistent with the prior fiscal year quarter.

Revenues for the six months ended November 30, 2025 decreased by $24.6 million to $102.3 million, compared to $126.9 million in the prior fiscal year period. The decrease in segment revenues was primarily driven by delayed or reduced school funding which resulted in lower sales of supplemental programs. In addition, lower subscription revenues from Magazines+ and the timing of revenues from sponsored programs in the first fiscal quarter contributed to the decrease in revenues from the prior fiscal year period.

Cost of goods sold for the quarter ended November 30, 2025 was $23.8 million, or 38.3% of revenues, which was comparable to $27.3 million, or 38.3% of revenues, in the prior fiscal year quarter.

Cost of goods sold for the six months ended November 30, 2025 was $43.1 million, or 42.1% of revenues, compared to $54.7 million, or 43.1% of revenues, in the prior fiscal year period. Cost of goods sold as a percentage of revenues decreased due to lower product costs associated with the mix of products sold during the period ended November 30, 2025.

Other operating expenses for the quarter ended November 30, 2025 decreased by $4.7 million to $39.7 million, compared to $44.4 million in the prior fiscal year quarter. Other operating expenses for the six months ended November 30, 2025 decreased by $8.0 million to $81.7 million, compared to $89.7 million in the prior fiscal year period. The decrease in Other operating expenses was primarily attributable to lower employee-related and external labor costs and reduced spending on general overhead expenses.

Asset impairments for the three and six months ended November 30, 2025 were $3.4 million. During the second quarter of fiscal 2026, the Company recognized an asset impairment of $3.4 million related to certain education products. Refer to Note 5, "Asset Write Down," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details.

Segment operating loss for the quarter ended November 30, 2025 increased by $4.2 million to $4.7 million, compared to $0.5 million in the prior fiscal year quarter. Segment operating loss for the six months ended November 30, 2025 increased by $8.4 million to $25.9 million, compared to $17.5 million in the prior fiscal year period. The overall decline was driven by lower revenues and the asset impairments recognized during the period ended November 30, 2025, partially offset by lower employee-related and external labor costs as well as reduced spending on general overhead expenses.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Entertainment

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2025	2024	Change	Change	2025	2024	Change	Change
Revenues	$15.1	$16.8	$(1.7)	(10.1)%	$28.7	$33.4	$(4.7)	(14.1)%
Cost of goods sold	8.8	10.6	(1.8)	(17.0)%	16.9	18.9	(2.0)	(10.6)%
Other operating expenses (1)	10.1	10.9	(0.8)	(7.3)%	19.6	19.7	(0.1)	(0.5)%
Asset impairments	5.2	—	5.2	NM	5.2	—	5.2	NM
Operating income (loss)	$(9.0)	$(4.7)	$(4.3)	(91.5)%	$(13.0)	$(5.2)	$(7.8)	(150.0)%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful

The Entertainment segment includes the operations of 9 Story, as acquired on June 20, 2024, and Scholastic Entertainment Inc. ("SEI"). Refer to Note 9 "Acquisitions," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details regarding the acquisition of 9 Story.

Revenues for the quarter ended November 30, 2025 decreased by $1.7 million to $15.1 million, compared to $16.8 million in the prior fiscal year quarter. The decrease in segment revenues was primarily driven by lower production revenues due to fewer episodic deliveries as compared to the prior fiscal year quarter and lower distribution revenues.

Revenues for the six months ended November 30, 2025 decreased by $4.7 million to $28.7 million, compared to $33.4 million in the prior fiscal year period. The decrease in segment revenues was primarily driven by lower production revenues due to fewer episodic deliveries as compared to the prior fiscal year period and lower distribution revenues. This was partially offset by increased production services revenues.

Cost of goods sold for the quarter ended November 30, 2025 was $8.8 million, or 58.3% of revenues, compared to $10.6 million, or 63.1% of revenues in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenues was primarily driven by the timing of distribution and participation expenses.

Cost of goods sold for the six months ended November 30, 2025 was $16.9 million, or 58.9% of revenues, compared to $18.9 million, or 56.6% of revenues in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily driven by the timing of distribution and participation expenses, and, to a lesser extent, the increase in production services revenues which have a higher cost compared to production revenues related to episodic deliveries.

Other operating expenses for the three and six months ended November 30, 2025 were $10.1 million and $19.6 million, respectively, which were comparable to $10.9 million and $19.7 million, respectively, in the prior fiscal year periods.

Asset impairments for the three and six months ended November 30, 2025 were $5.2 million. During the second quarter of fiscal 2026, the Company recognized asset impairments of $4.9 million related to certain film and television programs in development and $0.3 million related to its ownership interest in a children's book publishing business located in the UK. Refer to Note 5, "Asset Write Down," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details.

Segment operating loss for the quarter ended November 30, 2025 was $9.0 million compared to $4.7 million in the prior fiscal year quarter. The $4.3 million increase in operating loss was primarily driven by the asset impairments recognized during the quarter ended November 30, 2025.

Segment operating loss for the six months ended November 30, 2025 was $13.0 million compared to $5.2 million in the prior fiscal year period. The $7.8 million increase in operating loss was primarily driven by lower production and distribution revenues, coupled with the asset impairments recognized during the period ended November 30, 2025.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
International

	Three months ended November 30,				Six months ended November 30,
			$	%			$	%
($ amounts in millions)	2025	2024	Change	Change	2025	2024	Change	Change
Revenues	$89.5	$86.7	$2.8	3.2%	$148.9	$143.5	$5.4	3.8%
Cost of goods sold	47.9	48.9	(1.0)	(2.0)%	83.3	84.2	(0.9)	(1.1)%
Other operating expenses (1)	29.2	32.1	(2.9)	(9.0)%	57.4	61.9	(4.5)	(7.3)%
Operating income (loss)	$12.4	$5.7	$6.7	117.5%	$8.2	$(2.6)	$10.8	NM
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended November 30, 2025 increased by $2.8 million to $89.5 million, compared to $86.7 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations increased by $3.3 million, excluding unfavorable foreign exchange impact of $0.5 million. In the U.K., local currency revenues increased $1.7 million, primarily within the trade channel which benefited from the latest Dog Man series release, Big Jim Believes. In Australia and New Zealand, local currency revenues increased $0.9 million, primarily driven by increased education sales in New Zealand. In Canada, local currency revenues increased $0.5 million, driven by increased trade channel sales as a result of the latest Dog Man series release, partially offset by lower book fairs channel sales due to teacher strikes in a certain province and lower book clubs channel sales due to lower sponsor participation. In Asia, local currency revenues were consistent with the prior year quarter, increasing $0.1 million. In addition, export channel sales were consistent with the prior fiscal year quarter with an increase of $0.1 million compared to the prior fiscal year quarter.

Revenues for the six months ended November 30, 2025 increased by $5.4 million to $148.9 million, compared to $143.5 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations increased by $5.7 million, excluding unfavorable foreign exchange impact of $0.3 million. In Australia and New Zealand, local currency revenues increased $2.5 million, primarily driven by increased trade channel sales in Australia and education sales in New Zealand. In the U.K., local currency revenues increased $2.4 million, primarily attributable to increased sales from the trade channel, driven by the latest Dog Man series release, Big Jim Believes, and the continued benefit of Sunrise on the Reaping, as well as increased revenues from the book fairs channel. In Asia, local currency revenues increased $1.6 million, primarily driven by increased trade and education sales, which included growth in India. In addition, export channel sales increased $0.3 million compared to the prior fiscal year quarter. The overall increase in segment revenues was partially offset by a $1.1 million decrease in local currency revenues in Canada, primarily driven by lower book clubs and book fairs channel sales.

Cost of goods sold for the quarter ended November 30, 2025 was $47.9 million, or 53.5% of revenues, compared to $48.9 million, or 56.4% of revenues, in the prior fiscal year quarter. Cost of goods sold for the six months ended November 30, 2025 was $83.3 million, or 55.9% of revenues, compared to $84.2 million, or 58.7% of revenues. Cost of goods sold as a percentage of revenues decreased as a result of lower inbound freight costs in the Company's Major Markets.

Other operating expenses for the quarter ended November 30, 2025 were $29.2 million, compared to $32.1 million in the prior fiscal year quarter. The $2.9 million decrease was primarily driven by lower employee-related costs, primarily in Canada and Asia, which included lower severance expense of $1.0 million related to cost-saving initiatives, in addition to lower bad debt expenses in Asia.

Other operating expenses for the six months ended November 30, 2025 were $57.4 million, compared to $61.9 million in the prior fiscal year period. The $4.5 million decrease was primarily driven by lower employee-related costs, primarily in Canada and Asia, which included lower severance expense of $0.9 million, in addition to lower bad debt expenses in Asia.

Segment operating income for the quarter ended November 30, 2025 was $12.4 million, compared to $5.7 million in the prior fiscal year quarter. The $6.7 million improvement was primarily attributable to increased revenues in the Major Markets, coupled with improved margins driven by lower inbound freight costs and operational efficiencies.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Segment operating income for the six months ended November 30, 2025 was $8.2 million, compared to an operating loss of $2.6 million in the prior fiscal year period. The $10.8 million improvement was primarily attributable to increased revenues in the U.K, Australia and New Zealand, and Asia, coupled with improved margins driven by lower inbound freight costs and operational efficiencies.

Overhead

Unallocated overhead expense for the quarter ended November 30, 2025 decreased by $3.3 million to $24.6 million, from $27.9 million in the prior fiscal year quarter. The decrease was primarily attributable to lower employee-related costs resulting from the Company's previous reorganization efforts and cost-savings programs, coupled with higher rental income related to leased space in the Company's headquarters.

Unallocated overhead expense for the six months ended November 30, 2025 decreased by $1.7 million to $52.3 million, from $54.0 million in the prior fiscal year period. The decrease was primarily attributable to lower employee-related costs resulting from the Company's previous reorganization efforts and cost-savings programs, coupled with higher rental income related to leased space in the Company's headquarters. This was partially offset by increased severance expense related to cost-savings initiatives of $7.6 million.

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

Liquidity and Capital Resources

Cash used in operating activities was $8.6 million for the six months ended November 30, 2025, compared to cash provided by operating activities of $29.3 million for the prior fiscal year period, representing an increase in cash used in operating activities of $37.9 million. The increase in cash used was primarily driven by higher severance and tax payments, higher interest payments related to the Company's borrowings, an additional contribution to the UK Pension Plan and the timing of payments of general operating expenses.

Cash used in investing activities was $29.2 million for the six months ended November 30, 2025, compared to cash used in investing activities of $217.2 million in the prior fiscal year period, representing a decrease in cash used in investing activities of $188.0 million. The decrease in cash used was primarily driven by the cash paid for the 9 Story acquisition of $176.2 million, net of cash acquired, during the six months ended November 30, 2024, coupled with lower capital expenditures of $10.9 million.

Cash provided by financing activities was $13.9 million for the six months ended November 30, 2025, compared to cash provided by financing activities of $214.5 million for the prior fiscal year period, representing a decrease in cash provided by financing activities of $200.6 million. The decrease in cash provided was primarily attributable to lower borrowings under the U.S. Credit Agreement of $100.0 million in the six months ended November 30, 2025, compared to $250.0 million in the prior fiscal year quarter in which the Company incurred increased borrowings to fund the 9 Story acquisition, coupled with higher repayments of $75.0 million in the six months ended November 30, 2025. This was partially offset by an increase in net repayments of film related obligations of $11.4 million. In addition, the Company did not repurchase common stock in the six months ended November 30, 2025, compared to $10.0 million of common stock repurchases in the prior fiscal year period.

Cash Position

The Company’s cash and cash equivalents totaled $99.3 million at November 30, 2025, $124.0 million at May 31, 2025 and $139.6 million at November 30, 2024. Cash and cash equivalents held by the Company’s U.S. operations totaled $46.2 million at November 30, 2025, $48.7 million at May 31, 2025 and $86.5 million at November 30, 2024. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives such as share repurchases and dividend declarations. Under the Company's open-market buy-back program, $70.0 million remained available for future purchases of common shares as of November 30, 2025. Subsequent to November 30, 2025, the Board authorized an increase of $80.0 million for common stock repurchases, resulting in a current Board authorization of $150.0 million, which includes the remaining amount from the previous Board authorization.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of November 30, 2025, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $99.3 million, cash from operations and the Company's U.S. Credit Agreement. See Note 6, "Debt," of Notes to

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
the Financial Statements - Unaudited in Item 1, "Financial Statements," for more information regarding the U.S. Credit Agreement. The Company expects the U.S. Credit Agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. Credit Agreement, less borrowings of $275.0 million and commitments of $0.4 million, has $124.6 million of availability at November 30, 2025. Additionally, the Company has short-term credit facilities of $41.6 million, less current borrowings of $5.6 million and commitments of $3.6 million, resulting in $32.4 million of current availability under these facilities at November 30, 2025. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities. Subsequent to November 30, 2025, the Company entered into sale-leaseback agreements for its headquarters in New York City and primary distribution center in Jefferson City, Missouri which are expected to provide additional liquidity.

Financing

The Company is party to the U.S. Credit Agreement and certain credit lines with various banks, including those related to film related obligations, as described in Note 6, "Debt," of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements."

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of November 30, 2025. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates in its variable-rate borrowings. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Note 6 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements.”

The following table sets forth information about the Company’s debt instruments as of November 30, 2025:

($ amounts in millions)	Fiscal Year Maturity
	2026 (1)	2027	2028	2029	2030	Thereafter	Total	Fair Value at 11/30/2025
Debt Obligations
Lines of credit and current portion of long-term debt	$2.6	$3.0	$—	$—	$—	$—	$5.6	$5.6
Average interest rate	9.0%	0.5%	—	—	—	—
Long-term debt	$—	$—	$—	$—	$275.0	$—	$275.0	$275.0
Average interest rate	—	—	—	—	5.7%	—
Film related obligations (2)	$—	$4.2	$4.8	$5.8	$—	$—	$14.8	$14.8
Average interest rate	—	6.6%	5.1%	5.0%	—	—
(1) Fiscal 2026 includes the remaining six months of the current fiscal year ending May 31, 2026.
(2) Film related obligations are due on demand. Outstanding borrowings are presented by fiscal year maturity based on expected repayment dates per loan agreements.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of November 30, 2025, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended November 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased under the Company's authorized stock repurchase program during the three months ended November 30, 2025.

SCHOLASTIC CORPORATION
Item 5. Other Information

During the three months ended November 30, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1*
Contract of Purchase and Sale dated as of December 1, 2025, by and between Scholastic 557 Broadway, L.L.C. and ESRT 555-557 Broadway, L.L.C. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2025).

10.2*
Form of Lease Agreement to be entered into by and between Scholastic 557 Broadway, L.L.C. and ESRT 555-557 Broadway, L.L.C. (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 5, 2025).

10.3*
Contract of Purchase and Sale Agreement dated as of December 1, 2025, by and between Scholastic Inc. and FNLR Fortuna Major LLC. (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 5, 2025).

10.4*	Form of Lease Agreement to be entered into by and between Scholastic Inc. and FNLR Fortuna Major LLC. (incorporated by reference to Exhibit 10.4 Form 8-K filed December 5, 2025).

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2025 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

* Exhibits and/or schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED November 30, 2025
Exhibits Index

Exhibit Number	Description of Document

10.1*	Contract of Purchase and Sale dated as of December 1, 2025, by and between Scholastic 557 Broadway, L.L.C. and ESRT 555-557 Broadway, L.L.C. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2025).

10.2*	Form of Lease Agreement to be entered into by and between Scholastic 557 Broadway, L.L.C. and ESRT 555-557 Broadway, L.L.C. (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 5, 2025).

10.3*	Contract of Purchase and Sale Agreement dated as of December 1, 2025, by and between Scholastic Inc. and FNLR Fortuna Major LLC. (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 5, 2025).

10.4*	Form of Lease Agreement to be entered into by and between Scholastic Inc. and FNLR Fortuna Major LLC. (incorporated by reference to Exhibit 10.4 Form 8-K filed December 5, 2025).

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2025 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

* Exhibits and/or schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SCHOLASTIC CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLASTIC CORPORATION
(Registrant)

Date: December 19, 2025	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: December 19, 2025	By:	/s/ Haji L. Glover

Haji L. Glover
Executive Vice President and Chief Financial Officer (Principal Financial Officer)