Form 10-Q
period 2026-02-28
SCHOLASTIC CORP
filed 2026-03-20
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	February 28, 2026	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of February 28, 2026
Common Stock, $0.01 par value	20,914,276
Class A Stock, $0.01 par value	828,100

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED February 28, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Revenues	$329.1	$335.4	$1,105.8	$1,117.2
Operating costs and expenses:
Cost of goods sold	150.3	154.6	499.4	511.5
Selling, general and administrative expenses	192.8	187.5	587.5	594.5
Depreciation and amortization	12.9	16.9	45.7	48.5
Asset impairments and write downs	—	0.3	9.4	0.4
Total operating costs and expenses	356.0	359.3	1,142.0	1,154.9
Operating income (loss)	(26.9)	(23.9)	(36.2)	(37.7)
Interest income (expense), net	(0.8)	(4.3)	(10.3)	(11.7)
Other components of net periodic benefit (cost)	(0.3)	(0.2)	(1.0)	(0.8)
Gain on sale and leaseback transactions	119.8	—	118.2	—
Earnings (loss) before income taxes	91.8	(28.4)	70.7	(50.2)
Provision (benefit) for income taxes	29.3	(24.8)	23.4	(32.9)
Net income (loss)	$62.5	$(3.6)	$47.3	$(17.3)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$2.61	$(0.13)	$1.91	$(0.61)
Diluted	$2.55	$(0.13)	$1.87	$(0.61)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Net income (loss)	$62.5	$(3.6)	$47.3	$(17.3)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	7.7	(8.0)	7.4	(11.7)
Pension and postretirement adjustments (net of tax)	0.2	0.1	0.7	0.5
Total other comprehensive income (loss), net	$7.9	$(7.9)	$8.1	$(11.2)
Comprehensive income (loss)	$70.4	$(11.5)	$55.4	$(28.5)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	February 28, 2026	May 31, 2025	February 28, 2025
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$104.6	$124.0	$94.7
Accounts receivable, net	248.3	273.4	255.9
Inventories, net	282.5	250.2	270.8
Income tax receivable	23.5	8.8	51.6
Tax credit receivable	18.8	21.0	19.8
Prepaid expenses and other current assets	57.6	47.9	64.2
Total current assets	735.3	725.3	757.0
Noncurrent Assets:
Property, plant and equipment, net	193.7	516.3	517.1
Prepublication costs, net	42.3	49.7	47.6
Investment in film and television programs, net	41.2	42.1	37.5
Operating lease right-of-use assets, net	264.1	103.9	98.8
Royalty advances, net	71.4	78.1	85.9
Goodwill	200.3	198.9	200.0
Other intangible assets, net	81.7	87.9	83.4
Noncurrent deferred income taxes	53.5	34.7	23.0
Other assets and deferred charges	97.3	113.2	111.0
Total noncurrent assets	1,045.5	1,224.8	1,204.3
Total assets	$1,780.8	$1,950.1	$1,961.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$5.6	$6.2	$5.8
Film related obligations	17.4	18.3	18.8
Accounts payable	128.5	157.3	133.5
Accrued royalties	82.3	69.1	85.1
Deferred revenue	213.7	178.8	205.2
Other accrued expenses	144.0	166.2	140.2
Accrued income taxes	1.9	3.7	2.6
Operating lease liabilities	27.7	26.8	25.5
Total current liabilities	621.1	626.4	616.7
Noncurrent Liabilities:
Long-term debt	—	250.0	275.0
Operating lease liabilities	251.3	91.5	84.4
Other noncurrent liabilities	36.5	35.7	43.9
Total noncurrent liabilities	287.8	377.2	403.3
Commitments and Contingencies (see Note 7)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 3.2 shares; Issued and Outstanding, 0.8 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 20.9, 24.2, and 25.9 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	603.0	607.1	605.3
Accumulated other comprehensive income (loss)	(33.4)	(41.5)	(63.7)
Retained earnings	1,032.1	999.7	989.5
Treasury stock, at cost: 22.0, 18.7 and 17.1 shares, respectively	(730.2)	(619.2)	(590.2)
Total stockholders’ equity	871.9	946.5	941.3
Total liabilities and stockholders’ equity	$1,780.8	$1,950.1	$1,961.3
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2024	0.8	$0.0	27.4	$0.4	$604.6	$(52.5)	$1,023.7	$(558.1)	$1,018.1
Net Income (loss)	—	—	—	—	—	—	(62.5)	—	(62.5)
Foreign currency translation adjustment	—	—	—	—	—	8.2	—	—	8.2
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	2.2	—	—	—	2.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.1	—	—	—	0.1
Purchases of treasury stock at cost	—	—	(0.2)	—	—	—	—	(5.0)	(5.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.6)	—	—	2.2	1.6
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.6)	—	(5.6)
Balance at August 31, 2024	0.8	$0.0	27.3	$0.4	$606.3	$(44.1)	$955.6	$(560.9)	$957.3
Net Income (loss)	—	—	—	—	—	—	48.8	—	48.8
Foreign currency translation adjustment	—	—	—	—	—	(11.9)	—	—	(11.9)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	2.1	—	—	—	2.1
Proceeds pursuant to stock-based compensation plans	—	—	—	—	(0.5)	—	—	—	(0.5)
Purchases of treasury stock at cost	—	—	(0.1)	—	—	—	—	(5.0)	(5.0)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(4.4)	—	—	5.1	0.7
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.7)	—	(5.7)
Balance at November 30, 2024	0.8	$0.0	27.3	$0.4	$603.5	$(55.8)	$998.7	$(560.8)	$986.0
Net Income (loss)	—	—	—	—	—	—	(3.6)	—	(3.6)
Foreign currency translation adjustment	—	—	—	—	—	(8.0)	—	—	(8.0)
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	2.4	—	—	—	2.4
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.1	—	—	—	0.1
Purchases of treasury stock at cost	—	—	(1.5)	—	—	—	—	(30.6)	(30.6)
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(0.7)	—	—	1.2	0.5
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.6)	—	(5.6)
Balance at February 28, 2025	0.8	$0.0	25.9	$0.4	$605.3	$(63.7)	$989.5	$(590.2)	$941.3

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2025	0.8	$0.0	24.2	$0.4	$607.1	$(41.5)	$999.7	$(619.2)	$946.5
Net Income (loss)	—	—	—	—	—	—	(71.1)	—	(71.1)
Foreign currency translation adjustment	—	—	—	—	—	3.5	—	—	3.5
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.3	—	—	0.3
Stock-based compensation	—	—	—	—	1.9	—	—	—	1.9
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(1.6)	—	—	3.1	1.5
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)
Balance at August 31, 2025	0.8	$0.0	24.3	$0.4	$607.9	$(37.7)	$923.5	$(616.1)	$878.0
Net Income (loss)	—	—	—	—	—	—	55.9	—	55.9
Foreign currency translation adjustment	—	—	—	—	—	(3.8)	—	—	(3.8)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	2.5	—	—	—	2.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	2.9	—	—	—	2.9
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(9.2)	—	—	9.9	0.7
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.2)	—	(5.2)
Balance at November 30, 2025	0.8	$0.0	24.6	$0.4	$604.1	$(41.3)	$974.2	$(606.2)	$931.2
Net Income (loss)	—	—	—		—	—	62.5	—	62.5
Foreign currency translation adjustment	—	—	—	—	—	7.7	—	—	7.7
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	2.2	—	—	—	2.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	4.0	—	—	—	4.0
Purchases of treasury stock at cost	—	—	(3.9)	—	—	—	—	(131.8)	(131.8)
Treasury stock issued pursuant to equity-based plans	—	—	0.2	—	(7.3)	—	—	7.8	0.5
Dividends ($0.20 per share)	—	—	—	—	—	—	(4.6)	—	(4.6)
Balance at February 28, 2026	0.8	$0.0	20.9	$0.4	$603.0	$(33.4)	$1,032.1	$(730.2)	$871.9
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Nine months ended
	February 28, 2026	February 28, 2025
Cash flows - operating activities:
Net income (loss)	$47.3	$(17.3)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	4.7	3.9
Provision for losses on inventory	8.8	12.6
Provision for losses on royalty advances	3.0	2.4
Amortization of prepublication costs	16.3	16.4
Amortization of film and television programs	7.0	8.2
Depreciation and amortization	55.3	57.8
Amortization of pension and postretirement plans	0.6	0.3
Deferred income taxes	(0.1)	0.0
Stock-based compensation	6.6	6.7
Income from equity-method investments	(0.4)	(0.8)
Non cash write off related to asset impairments and write downs	9.4	0.4
Gain on sale and leaseback transactions	(118.2)	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	21.9	(11.0)
Inventories	(39.0)	(22.1)
Income tax receivable	(14.6)	(36.0)
Tax credit receivable	2.3	12.1
Prepaid expenses and other current assets	(13.5)	(13.8)
Investment in film and television programs	(8.8)	(8.2)
Royalty advances	3.9	(30.8)
Employee benefit plan contribution	(8.6)	—
Accounts payable	(29.3)	(6.4)
Accrued royalties	12.4	30.8
Deferred revenue	34.2	34.1
Other accrued expenses	(26.6)	(25.0)
Accrued income taxes	(1.8)	0.7
Other, net	(11.9)	2.3
Net cash provided by (used in) operating activities	(39.1)	17.3
Cash flows - investing activities:
Prepublication expenditures	(13.0)	(15.8)
Additions to property, plant and equipment	(33.4)	(39.9)
Net proceeds from sale and leaseback transactions	452.4	—
Acquisitions, net of cash acquired	—	(176.2)
Other, net	—	(0.1)
Net cash provided by (used in) investing activities	406.0	(232.0)
Cash flows - financing activities:
Borrowings under lines of credit and long-term debt, net of debt issuance costs	109.2	303.1
Repayments of lines of credit and long-term debt	(359.7)	(29.6)
Borrowings under film related obligations	13.9	14.8
Repayments of film related obligations	(14.8)	(33.4)
Repayments of capital lease obligations	(1.2)	(1.4)
Reacquisition of common stock	(127.2)	(40.0)
Proceeds pursuant to stock-based compensation plans	8.3	1.2
Payment of dividends	(15.4)	(17.0)
Other, net	—	(0.1)
Net cash provided by (used in) financing activities	(386.9)	197.6
Effect of exchange rate changes on cash and cash equivalents	0.6	(1.9)
Net increase (decrease) in cash and cash equivalents	(19.4)	(19.0)
Cash and cash equivalents at beginning of period	124.0	113.7
Cash and cash equivalents at end of period	$104.6	$94.7
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

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities." The amendments in this Update establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. A grant related to an asset is a government grant, or part of a government grant, that is conditioned on the purchase, construction, or acquisition of an asset (for example, a long-lived asset or inventory). A grant related to income is a government grant, or part of a government grant, other than a grant related to an asset (for example, a grant that reimburses a business entity for operating expenses). The update provides guidance for the recognition, measurement, and presentation of government grants. This ASU applies to government tax credits that the Company receives related to film, television and digital media production and distribution. The ASU is effective for the Company's fiscal year 2030 and early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software." The amendments in this Update remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project. 2. It is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this Update specify that the disclosures in Subtopic 360-10, "Property, Plant, and Equipment—Overall," are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. Furthermore, the amendments in this Update supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. This ASU is effective for the Company's fiscal year 2029. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Book Clubs - U.S.	$14.6	$15.2	$44.9	$51.1
Book Fairs - U.S.	113.3	110.7	389.4	370.5
Trade - U.S.	62.5	68.9	226.6	218.1
Trade - International (1)	7.2	8.5	27.0	36.0
Total Children's Book Publishing and Distribution	$197.6	$203.3	$687.9	$675.7

Education Solutions - U.S.	$56.1	$57.2	$158.4	$184.1
Total Education Solutions	$56.1	$57.2	$158.4	$184.1

Entertainment - U.S.	$2.0	$1.0	$5.0	$3.9
Entertainment - International (2)	14.0	11.8	39.7	42.3
Total Entertainment	$16.0	$12.8	$44.7	$46.2

International - Major Markets (3)	$48.7	$49.7	$175.9	$173.4
International - Other Markets (4)	10.0	9.6	31.7	29.4
Total International	$58.7	$59.3	$207.6	$202.8

Overhead (5)	$0.7	$2.8	$7.2	$8.4
Total Overhead	$0.7	$2.8	$7.2	$8.4

Total Revenues	$329.1	$335.4	$1,105.8	$1,117.2
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Primarily includes production, distribution and licensing revenues in Canada, Ireland and Indonesia.
(3) Includes Canada, UK, Australia and New Zealand.
(4) Primarily includes markets in Asia.
(5) Overhead includes rental income related to leased space in the Company's headquarters. As a result of the sale and leaseback transactions, the Company no longer owns the leasable space. Refer to Note 4, "Sale and Leaseback Transactions", and Note 12, "Leases", for further details.

Estimated Returns

A liability for expected returns of $36.9, $34.4, and $33.3 is recorded within Other accrued expenses as of February 28, 2026, May 31, 2025, and February 28, 2025, respectively. In addition, a return asset of $3.5, $3.7, and $3.8 is recorded within Prepaid expenses and other current assets as of February 28, 2026, May 31, 2025, and February 28, 2025, respectively, for the recoverable cost of product estimated to be returned by customers.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities as of the dates indicated:

	February 28, 2026	May 31, 2025	February 28, 2025
Book fairs incentive credits	$121.9	$122.1	$116.8
Magazines+ subscriptions	25.2	3.9	28.1
U.S. digital subscriptions	8.4	11.1	15.3
U.S. education-related (1)	6.3	7.5	9.5
Entertainment-related (2)	13.9	8.2	7.3
Stored value programs	32.1	22.4	25.8
Other (3)	8.8	7.8	7.5
Total contract liabilities	$216.6	$183.0	$210.3
(1) Primarily relates to contracts with school districts and professional services.
(2) Primarily relates to contracts for film and TV productions and production services.
(3) Primarily relates to contracts for various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. Contract liabilities of $213.7, $178.8 and $205.2 as of February 28, 2026, May 31, 2025 and February 28, 2025, respectively, are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $2.9, $4.2 and $5.1 of contract liabilities as of February 28, 2026, May 31, 2025 and February 28, 2025, respectively, are recorded within Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheets as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $35.7 and $116.0 for the three and nine months ended February 28, 2026, respectively, and $35.1 and $106.2 for the three and nine months ended February 28, 2025, respectively.

Allowance for Credit Losses

The Company recognizes an allowance for credit losses on customer receivables that are expected to be incurred over the lifetime of the receivable. Reserves for estimated credit losses are established at the time of sale and are based on relevant information about past events, current conditions, and supportable forecasts impacting ultimate collectability, including specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience. The Company reviews new information as it becomes available and makes adjustments to the reserves accordingly. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off.

The following table presents the change in the allowance for credit losses, which is included in Accounts receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2025	$11.0
Provision (benefit)	0.7
Write-offs and other	(0.8)
Balance as of August 31, 2025	$10.9
Provision (benefit)	3.1
Write-offs and other	(2.3)
Balance as of November 30, 2025	$11.7
Provision (benefit)	0.9
Write-offs and other	(1.8)
Balance as of February 28, 2026	$10.8

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

The following tables present the Company’s revenue, significant expenses, and operating income (loss) by segment for the periods indicated:

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Three months ended February 28, 2026
	Children's Book Publishing and Distribution	Education Solutions	Entertainment	International	Overhead (1)	Consolidated
Revenues	$197.6	$56.1	$16.0	$58.7	$0.7	$329.1
Cost of goods sold (2)	83.7	23.2	9.3	35.3	(1.2)	150.3
Selling, general and administrative expenses (2)(3)	99.4	35.2	7.1	26.8	24.3	192.8
Depreciation and amortization	5.6	2.9	3.1	1.3	—	12.9
Operating income (loss)	$8.9	$(5.2)	$(3.5)	$(4.7)	$(22.4)	$(26.9)
Interest income (expense), net						(0.8)
Other components of net periodic benefit (cost)						(0.3)
Gain on sale and leaseback transactions						119.8
Earnings (loss) before income taxes						$91.8

Other segment disclosures:
Segment assets	$630.4	$213.9	$249.7	$259.8	$427.0	$1,780.8
Long-lived asset additions	2.8	—	0.5	3.9	2.7	9.9
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters. As a result of the sale and leaseback transactions, the Company no longer owns the leasable space. Refer to Note 4, "Sale and Leaseback Transactions", and Note 12, "Leases", for further details.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Selling, general and administrative expenses includes equity in the net income (loss) of investees accounted for by the equity method. Income of less than $0.1 and $0.1 was recognized within the Entertainment and International segments, respectively.

Three months ended February 28, 2025
	Children's Book Publishing and Distribution	Education Solutions	Entertainment	International	Overhead (1)	Consolidated
Revenues	$203.3	$57.2	$12.8	$59.3	$2.8	$335.4
Cost of goods sold (2)	92.0	23.0	7.2	33.8	(1.4)	154.6
Selling, general and administrative expenses (2)(3)	98.0	38.4	6.0	26.2	18.9	187.5
Depreciation and amortization	5.7	2.7	3.2	1.4	3.9	16.9
Other segment items (4)	—	—	0.3	—	—	0.3
Operating income (Loss)	$7.6	$(6.9)	$(3.9)	$(2.1)	$(18.6)	$(23.9)
Interest income (expense), net						(4.3)
Other components of net periodic benefit (cost)						(0.2)
Earnings (loss) before income taxes						$(28.4)

Other segment disclosures:
Segment assets	$635.8	$213.4	$246.3	$244.2	$621.6	$1,961.3
Long-lived asset additions	0.4	0.4	0.0	0.5	3.2	4.5
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Selling, general and administrative expenses includes equity in the net income (loss) of investees accounted for by the equity method. Income of $0.1 and loss of $0.1 was recognized in the Entertainment and International segments, respectively.
(4) Other segment items include asset impairments and write downs.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Nine months ended February 28, 2026
	Children's Book Publishing and Distribution	Education Solutions	Entertainment	International	Overhead (1)	Consolidated
Revenues	$687.9	$158.4	$44.7	$207.6	$7.2	$1,105.8
Cost of goods sold (2)	292.4	66.3	26.2	118.6	(4.1)	499.4
Selling, general and administrative expenses (2)(3)	295.7	111.2	20.4	81.4	78.8	587.5
Depreciation and amortization	16.4	8.6	9.4	4.1	7.2	45.7
Other segment items (4)	0.8	3.4	5.2	—	—	9.4
Operating income (loss)	$82.6	$(31.1)	$(16.5)	$3.5	$(74.7)	$(36.2)
Interest income (expense), net						(10.3)
Other components of net periodic benefit (cost)						(1.0)
Gain on sale and leaseback transactions						118.2
Earnings (loss) before income taxes						$70.7

Other segment disclosures:
Segment assets	$630.4	$213.9	$249.7	$259.8	$427.0	$1,780.8
Long-lived asset additions	5.0	0.1	0.6	8.7	9.8	24.2
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters. As a result of the sale and leaseback transactions, the Company no longer owns the leasable space. Refer to Note 4, "Sale and Leaseback Transactions", and Note 12, "Leases", for further details.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Selling, general and administrative expenses includes equity in the net income (loss) of investees accounted for by the equity method. Income of less than $0.1 and income of $0.4, was recognized within the Entertainment and International segments, respectively.
(4) Other segment items include asset impairments and write downs.

Nine months ended February 28, 2025
	Children's Book Publishing and Distribution	Education Solutions	Entertainment	International	Overhead (1)	Consolidated
Revenues	$675.7	$184.1	$46.2	$202.8	$8.4	$1,117.2
Cost of goods sold (2)	294.2	77.7	26.1	118.0	(4.5)	511.5
Selling, general and administrative expenses (2)(3)	291.4	122.8	20.6	85.1	74.6	594.5
Depreciation and amortization	17.0	8.0	8.3	4.4	10.8	48.5
Other segment items (4)	—	—	0.3	—	0.1	0.4
Operating income (Loss)	$73.1	$(24.4)	$(9.1)	$(4.7)	$(72.6)	$(37.7)
Interest income (expense), net						(11.7)
Other components of net periodic benefit (cost)						(0.8)
Earnings (loss) before income taxes						$(50.2)

Other segment disclosures:
Segment assets	$635.8	$213.4	$246.3	$244.2	$621.6	$1,961.3
Long-lived asset additions	11.6	0.4	0.1	3.5	8.9	24.5
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Selling, general and administrative expenses includes equity in the net income (loss) of investees accounted for by the equity method. Income of $0.3 and $0.5 was recognized in the Entertainment and International segments, respectively.
(4) Other segment items include asset impairments and write downs.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table presents geographic information for revenues for the periods indicated. Revenues are attributed to locations based on the origin of sale.

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025
United States	$249.2	$255.8	$831.5	$836.1
International	79.9	79.6	274.3	281.1
Total Revenues	$329.1	$335.4	$1,105.8	$1,117.2

The following table presents geographic information for long-lived assets as of the dates indicated. Long-lived assets consist of property, plant and equipment, net, excluding capitalized software.

	February 28, 2026	February 28, 2025
United States	$99.2	$428.9
International	38.5	31.7
Total Long-lived assets	$137.7	$460.6

4. SALE AND LEASEBACK TRANSACTIONS

On December 17, 2025, the Company completed the sale of its headquarters location at 555-557 Broadway in New York, NY (SoHo) for a sales price of $386.0 and its primary distribution facility in Jefferson City, MO for a sales price of $95.0. Concurrent with these sales, the Company entered into a 15-year lease for a portion of its headquarters building ("SoHo lease") and a 20-year lease for the distribution facility ("Jefferson City lease"), both with two 10-year renewal options.

The Company determined that these transactions met the requirements for sale accounting in accordance with ASC 842, Leases, and qualified as a sale in accordance with ASC 606, Revenue from Contracts with Customers, as control of the assets transferred to the buyer-lessors. The Company concluded that both the sales price and leaseback payments for these transactions were at fair value. The assets related to these properties were included in Overhead and had a net carrying value on the date of sale of $334.2. These assets were classified as held for sale as of November 30, 2025, with minor adjustments recorded during the quarter ended February 28, 2026. The Company recognized a total pre-tax gain of $118.2, inclusive of transaction costs incurred during the three months ended November 30, 2025, which is included in Gain on sale and leaseback transactions within the Company's Condensed Consolidated Statement of Operations for the three and nine months ended February 28, 2026, and pre-tax net proceeds of $452.4.

The following table presents the carrying value of the assets and liabilities by major asset class for each disposal group as of the date of the sale:

	SoHo Headquarters	Jefferson City Distribution Facility	Total
Land	$67.9	$4.6	$72.5
Building and improvements	240.7	10.8	251.5
Furniture, fixtures and equipment	1.0	0.1	1.1
Prepaid expenses and other current assets (1)	2.3	—	2.3
Other assets and deferred charges (1)	25.2	—	25.2
Total Assets	$337.1	$15.5	$352.6
Deferred tax liabilities	$17.5	$0.9	$18.4
Total Liabilities	$17.5	$0.9	$18.4
Net Carrying Value	$319.6	$14.6	$334.2
(1) Includes current and noncurrent deferred lease income and deferred lease costs.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
ASC 842 provides a practical expedient that permits the combination of lease and non-lease components in the measurement of right-of-use ("ROU") assets and lease liabilities. The practical expedient is applied as an accounting policy election by class of underlying assets. As a result of entering into the SoHo lease, the Company established a new class of underlying assets, corporate headquarters, and elected not to apply the practical expedient for this class. As a result, only the portion of consideration attributed to the lease component is included in the measurement of the related ROU asset and lease liability. The non-lease components included in the SoHo lease, primarily consisting of common‑area maintenance, utilities, insurance, real estate taxes and other operating costs, were estimated using historical cost information from the period in which the Company owned and operated the building prior to entering into the lease. The Company believes that these historical operating costs reasonably approximate the expected stand‑alone prices of the non‑lease components under the new lease arrangement.

The SoHo and Jefferson City leases are classified as operating leases in accordance with ASC 842. The initial annual base rent for the SoHo lease is $11.7, excluding estimated non-lease components, and escalates approximately 4% annually. The initial annual base rent for the Jefferson City lease is $6.9 and escalates 1% to 4% annually based on the Consumer Price Index. The Company recorded an initial ROU asset and lease liability related to the SoHo and Jefferson City leases of $113.8 and $62.2, respectively. The operating lease cost associated with these leases is approximately $23.7 annually. The lease measurement is based on the initial lease term as the Company is not reasonably certain to exercise the renewal options. The Company used an incremental borrowing rate of 10.4% to measure the lease liabilities. In developing this rate, the Company considered its credit profile, including its higher leverage position at the time of the sale and leaseback transactions, observable market yields on secured and unsecured borrowings, interest‑rate spreads for comparable companies and transactions, and the longer lease terms. Refer to Note 12, Leases, for further details regarding the impact of these transactions.

5. ASSET WRITE DOWN

During the first quarter of fiscal 2026, the Company identified certain assets that were not recoverable. The estimated future cash flows related to these assets were impacted by the Company's decision to no longer sell the related product. The assets consisted of capitalized costs related to cloud computing arrangements and were included within the Children's Book Publishing and Distribution segment. Accordingly, the Company recognized an impairment charge of $0.8 during the three months ended August 31, 2025.

During the second quarter of fiscal 2026, the Company identified assets that were not recoverable as the Company ceased development activities for certain education products and film and television programs. The related assets consisted of prepublication costs of $3.4 included in the Education Solutions segment and investment in film and television programs and other production costs of $4.9 included in the Entertainment segment. In addition, the Company identified indicators of impairment related to its 12% ownership interest in a children's book publishing business located in the UK as the business has been wound down. This investment had a carrying value of $0.3 and was included in the Entertainment segment. The Company performed an assessment and concluded the investment was not recoverable. Accordingly, the Company recognized total impairment charges of $8.6 during the three months ended November 30, 2025.

There were no impairment charges recorded during the three months ended February 28, 2026. Total impairment charges of $9.4 were included in Asset impairments and write downs within the Company's Condensed Consolidated Statement of Operations for the nine months ended February 28, 2026.

6. DEBT

The following table summarizes the carrying value of the Company's debt, excluding film related obligations, as of the dates indicated:

	February 28, 2026	May 31, 2025	February 28, 2025
U.S. Credit Agreement	$—	$250.0	$275.0
Unsecured lines of credit	5.6	6.2	5.8
Total debt	$5.6	$256.2	$280.8
Less lines of credit, short-term debt and current portion of long-term debt	(5.6)	(6.2)	(5.8)
Total long-term debt	$—	$250.0	$275.0

The Company's debt obligations as of February 28, 2026 have maturities of one year or less.

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

As of February 28, 2026, the applicable margin on Base Rate Advances was 0.75% and the applicable margin on SOFR Advances was 1.75%.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Net Leverage Ratio. As of February 28, 2026, the commitment fee rate was 0.25%.

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

As of February 28, 2026, the Company had no outstanding borrowings under the Credit Agreement. During the third quarter of fiscal 2026, the Company repaid $350.0 of borrowings. As of February 28, 2025, outstanding borrowings under the Credit Agreement were $275.0 at a weighted average interest rate of 6.1%.

The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At February 28, 2026, the Company had open standby letters of credit totaling $4.0 issued under certain credit lines, including $0.4 under the Credit Agreement and $3.6 under the domestic credit lines discussed below.

Unsecured Lines of Credit

As of February 28, 2026, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of February 28, 2026, May 31, 2025 and February 28, 2025. As of February 28, 2026, availability under these unsecured money market bid rate credit lines totaled $6.4, excluding commitments of $3.6. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of February 28, 2026, the Company had various local currency international credit lines totaling $28.1 underwritten by banks primarily in the United States, Australia, Canada and the United Kingdom. Outstanding borrowings under these facilities were $5.6 at February 28, 2026 at a weighted average interest rate of 4.2%, compared to outstanding borrowings of $6.2 at May 31, 2025 at a weighted average interest rate of 4.5%, and $5.8 at February 28, 2025 at a weighted average interest rate of 4.9%. As of February 28, 2026, the amounts available under these facilities totaled $22.5. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

Film Related Obligations

The Company's entertainment business enters into credit facilities with third-party banks to obtain interim financing for certain productions. The interim production credit facilities are secured by an assignment and direction of specific production financing including tax credits and license contract receivables and are due on demand. As of February 28, 2026, interest is charged at the following rates:

•the bank prime rate plus a margin ranging from 0.50% to 0.75% for Canadian dollar loans;
•SOFR plus a margin of 3.00% for U.S. dollar loans; and
•Euribor plus a margin of 2.00% for Euro loans.

Outstanding borrowings under these facilities were $17.4 at a weighted average interest rate of 5.3% at February 28, 2026, $18.3 at a weighted average interest rate of 6.2% at May 31, 2025 and $18.8 at a weighted average interest rate of 6.3% at February 28, 2025.

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

Other Matters
As a result of a Supreme Court ruling issued in February 2026, the Company may be entitled to a refund of tariffs previously paid on imported products under the International Emergency Economic Powers Act (IEEPA). The Company estimates that approximately $9.0 of its tariff payments are subject to this ruling. As of February 28, 2026, the Company has not recognized an asset related to the potential refund. The Company will continue to evaluate new information and will recognize the refund when the right to receive the amount becomes realized or realizable in accordance with ASC 450, Contingencies.

8. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended		Nine months ended
	February 28,		February 28,
	2026	2025	2026	2025
Net income (loss) attributable to Class A and Common Stockholders	$62.5	$(3.6)	$47.3	$(17.3)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	23.9	27.8	24.8	28.1
Dilutive effect of Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	0.6	—	0.5	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	24.5	27.8	25.3	28.1
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$2.61	$(0.13)	$1.91	$(0.61)
Diluted	$2.55	$(0.13)	$1.87	$(0.61)
Anti-dilutive shares pursuant to stock-based compensation plans (in millions)*	1.3	1.9	1.4	1.7
* The Company experienced a net loss for the three and nine months ended February 28, 2025 and therefore did not report any dilutive share impact.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	February 28, 2026	February 28, 2025
Options outstanding pursuant to stock-based compensation plans (in millions)	2.1	2.7

As of February 28, 2026, $19.5 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 14, "Treasury Stock", for a more complete description of the Company’s share buy-back program and Note 20, "Subsequent Events" for additional Board authorization for Common share repurchases.

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

The following table summarizes the activity in Goodwill for the periods indicated:

	February 28, 2026	May 31, 2025	February 28, 2025
Gross beginning balance	$238.5	$172.4	$172.4
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$198.9	$132.8	$132.8
Additions (1)	—	64.2	70.1
Foreign currency translation	1.4	1.9	(3.8)
Ending balance	$200.3	$198.9	$200.0
(1) The additions during the twelve months ended May 31, 2025 included measurement period adjustments for the 9 Story acquisition which reflected a decrease to goodwill of $5.9 resulting from a net increase in the estimated fair value of the net assets acquired. The increase in the estimated fair value of the net assets acquired consisted of a decrease to deferred tax liabilities of $5.3, an increase to operating lease right-of-use assets of $0.3, a decrease to lease liabilities of $0.1, an increase to the property, plant and equipment of $0.1 and a decrease to the purchase price as a result of a working capital adjustment of $0.1. The additions during the nine months ended February 28, 2025 included measurement period adjustments for the 9 Story acquisition which reflected an increase to goodwill of $0.9 resulting from a net decrease in the estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of an increase to deferred tax liabilities of $1.4, an increase to operating lease right-of-use assets of $0.3, a decrease to lease liabilities of $0.1, and a decrease to the purchase price as a result of a working capital adjustment of $0.1.

In fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $64.2 of Goodwill, net of measurement period adjustments, included in the Entertainment segment. Refer to Note 9, "Acquisitions", for further details regarding the acquisition.

There were no impairment charges related to Goodwill in any of the periods presented.

The following table summarizes the activity on a year-to-date basis in Other intangible assets for the periods indicated:

	February 28, 2026	May 31, 2025	February 28, 2025
Beginning balance - Other intangibles subject to amortization	$85.8	$8.2	$8.2
Additions	—	85.3	85.3
Amortization expense	(8.4)	(11.2)	(8.1)
Foreign currency translation	2.2	3.5	(4.1)
Total other intangibles subject to amortization, net of accumulated amortization of $58.7, $50.3 and $47.2, respectively	$79.6	$85.8	$81.3
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangible assets, net	$81.7	$87.9	$83.4

In fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $85.3 of amortizable intangible assets. Refer to Note 9, "Acquisitions", for further details regarding the acquisition.

There were no impairment charges related to Other intangible assets in any of the periods presented.

Other intangible assets with indefinite lives consist principally of trademark and trade name rights. Other intangible assets with definite lives consist principally of customer lists, customer contracts/relationships, intellectual property, trade names and internally developed software. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 7.8 years.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
11. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	February 28, 2026	May 31, 2025	February 28, 2025	Segment
Equity method investments	$34.1	$33.6	$31.6	International
Equity method and other investments	6.1	6.4	6.6	Entertainment
Total Investments	$40.2	$40.0	$38.2

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

Income (loss) from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the three and nine months ended February 28, 2026, the Company recognized income of $0.1 and $0.4, respectively. For the three and nine months ended February 28, 2025, the Company recognized a loss of less than $0.1 and income of $0.8, respectively. The Company did not receive any dividends in the nine months ended February 28, 2026 and February 28, 2025.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
12. LEASES

The following table summarizes right-of-use assets and lease liabilities recorded on the Company's Consolidated Balance Sheet for the dates indicated:

	February 28, 2026	May 31, 2025	February 28, 2025	Location within Consolidated Balance Sheets
Operating leases	$264.1	$103.9	$98.8	Operating lease right-of-use assets, net
Finance leases	13.5	6.0	6.3	Property, plant and equipment, net
Total lease assets	$277.6	$109.9	$105.1

Operating leases:
Current portion	$27.7	$26.8	$25.5	Operating lease liabilities, current
Noncurrent portion	251.3	91.5	84.4	Operating lease liabilities, noncurrent
Total operating lease liabilities	$279.0	$118.3	$109.9

Finance leases:
Current portion	$3.1	$1.7	$1.6	Other accrued expenses
Noncurrent portion	11.3	4.9	5.2	Other noncurrent liabilities
Total finance lease liabilities	$14.4	$6.6	$6.8
Total lease liabilities	$293.4	$124.9	$116.7

The following table summarizes the lease expense activity for the periods indicated:

	Three months ended		Nine months ended		Location within Consolidated Statements of Operations
	February 28,		February 28,
	2026	2025	2026	2025
Operating lease expense	$12.9	$8.0	$29.2	$23.7	Selling, general and administrative expenses
Finance lease costs :
Depreciation of leased assets	0.6	0.4	2.1	1.0	Depreciation and amortization
Accretion of lease liabilities	0.1	0.1	0.3	0.2	Interest expense
Total lease expense	$13.6	$8.5	$31.6	$24.9

The following table summarizes certain cash flows information related to the Company's leases for the periods indicated:

	Nine months ended
	February 28, 2026	February 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28.8	$23.9
Operating cash flows from finance leases	0.3	0.2
Financing cash flows from finance leases	1.2	1.4
Noncash transactions:
Lease assets obtained in exchange for new lease liabilities	$180.6	$15.6

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table provides the maturities of the Company's lease liabilities recorded on the Company's Consolidated Balance Sheet for the period ended February 28, 2026:

	Operating Leases	Finance Leases
Remainder of Fiscal 2026 (1)	$13.2	$1.4
Fiscal 2027	49.9	3.3
Fiscal 2028	44.0	2.9
Fiscal 2029	36.6	2.4
Fiscal 2030	32.2	2.2
Thereafter	332.9	4.4
Total lease payments	$508.8	$16.6
Less: interest	(229.8)	(2.2)
Total lease liabilities	$279.0	$14.4
(1) Includes the remaining three months of the current fiscal year ending May 31, 2026.

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's leases recorded on the Company's Consolidated Balance Sheets for the periods indicated:

	February 28, 2026	February 28, 2025
Weighted-average remaining lease term (years):
Operating Leases	12.3	5.3
Finance Leases	5.9	5.3
Weighted-average discount rate:
Operating Leases	8.6%	5.6%
Finance Leases	5.1%	4.9%

Prior to the sale and leaseback transactions that occurred in December 2025, the Company owned leasable space in its headquarters in SoHo, New York City. The Company recognized rental income of $0.7 and $7.2 in the three and nine months ended February 28, 2026, respectively, and $2.8 and $8.4 in the three and nine months ended February 28, 2025, respectively.

13. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Stock option expense	$0.1	$0.2	$0.6	$1.0
Restricted stock unit expense	2.0	2.1	5.6	5.3
Management stock purchase plan	0.0	0.0	0.1	0.1
Employee stock purchase plan	0.1	0.1	0.3	0.3
Total stock-based compensation expense	$2.2	$2.4	$6.6	$6.7

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.2	0.1	0.6	0.3

14. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

The table below represents the Board authorization at the dates indicated:

Authorization	Amount
March 2024	$54.6
March 2025	53.4
December 2025	80.0
Total current Board authorizations	$188.0
Less repurchases made under these authorizations	(168.5)
Remaining Board authorization at February 28, 2026	$19.5

Remaining Board authorization at February 28, 2026 represents the amount remaining under the Board authorization for Common share repurchases announced on December 17, 2025, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 20, "Subsequent Events", for additional Board authorization for Common share repurchases.

Repurchases of the Company's Common Stock aggregated $131.8, including excise tax on share repurchases, during the three and nine month periods ended February 28, 2026. The Company's repurchase program may be suspended at any time without prior notice.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component, for the periods indicated:

	Three months ended February 28, 2026
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2025	$(36.3)	$(5.0)	$(41.3)
Other comprehensive income (loss) before reclassifications	7.7	—	7.7
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.4	0.4
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.2)	(0.2)
Other comprehensive income (loss)	7.7	0.2	7.9
Ending balance at February 28, 2026	$(28.6)	$(4.8)	$(33.4)

	Three months ended February 28, 2025
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at December 1, 2024	$(50.6)	$(5.2)	$(55.8)
Other comprehensive income (loss) before reclassifications	(8.0)	—	(8.0)
Less amount reclassified from Accumulated other comprehensive income (loss):
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	0.3	0.3
Amortization of prior service (credit) cost (net of tax of $0.1)	—	(0.2)	(0.2)
Other comprehensive income (loss)	(8.0)	0.1	(7.9)
Ending balance at February 28, 2025	$(58.6)	$(5.1)	$(63.7)

	Nine months ended February 28, 2026
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2025	$(36.0)	$(5.5)	$(41.5)
Other comprehensive income (loss) before reclassifications	7.4	—	7.4
Less: amount reclassified from Accumulated other comprehensive income (loss)
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	1.2	1.2
Amortization of prior service (credit) cost (net of tax of $0.2)	—	(0.5)	(0.5)
Other comprehensive income (loss)	7.4	0.7	8.1
Ending balance at February 28, 2026	$(28.6)	$(4.8)	$(33.4)

	Nine months ended February 28, 2025
	Foreign currency translation adjustments	Retirement benefit plans	Total
Beginning balance at June 1, 2024	$(46.9)	$(5.6)	$(52.5)
Other comprehensive income (loss) before reclassifications	(11.7)	—	(11.7)
Less: amount reclassified from Accumulated other comprehensive income (loss)
Amortization of net actuarial (gain) loss (net of tax of $0.0)	—	1.0	1.0
Amortization of prior service (credit) cost (net of tax of $0.2)	—	(0.5)	(0.5)
Other comprehensive income (loss)	(11.7)	0.5	(11.2)
Ending balance at February 28, 2025	$(58.6)	$(5.1)	$(63.7)

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended		Condensed Consolidated Statements of Operations line item
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Employee benefit plans:
Amortization of net actuarial loss	$0.4	$0.3	$1.2	$1.0	Other components of net periodic benefit (cost)
Amortization of prior service (credit) loss	(0.3)	(0.3)	(0.7)	(0.7)	Other components of net periodic benefit (cost)
Less: Tax effect	0.1	0.1	0.2	0.2	Provision (benefit) for income taxes
Total cost, net of tax	$0.2	$0.1	$0.7	$0.5

16. FAIR VALUE MEASUREMENTS

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

The Company's interim effective tax rate, inclusive of discrete items, for the three and nine month periods ended February 28, 2026 was 31.9% and 33.1%, respectively, compared to 87.3% and 65.5%, respectively, for the prior fiscal year period. The interim effective tax rate for the nine months ended February 28, 2026 varies from the statutory rate primarily due to non-deductible compensation for covered executive employees and expected state and local income tax.

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Also, certain subsidiaries of the Company file income tax returns in foreign jurisdictions. The Company is routinely audited by various tax authorities. The fiscal 2021 through 2025 tax years remain subject to audit.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts were $21.3 and $22.8 as of February 28, 2026 and February 28, 2025, respectively. A net unrealized loss of $0.6 and a net unrealized gain of $0.9 was recognized for the nine months ended February 28, 2026 and February 28, 2025, respectively.

19. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	February 28, 2026	May 31, 2025	February 28, 2025
Accrued payroll, payroll taxes and benefits	$29.0	$35.2	$28.0
Accrued bonus and commissions	19.7	26.6	13.6
Returns liability	36.9	34.4	33.3
Accrued other taxes	14.8	22.2	18.7
Accrued advertising and promotions	5.5	5.1	6.2
Other accrued expenses	38.1	42.7	40.4
Total accrued expenses	$144.0	$166.2	$140.2

20. SUBSEQUENT EVENTS

On March 18, 2026, the Board declared a quarterly cash dividend of $0.20 per share on the Company’s Class A and Common Stock for the fourth quarter of fiscal 2026. The dividend is payable on June 15, 2026 to shareholders of record as of the close of business on April 30, 2026.

On March 18, 2026, the Board also authorized an increase of $297.0 for Common share repurchases under the Company's share buy-back program, resulting in a current Board authorization of $300.0, which includes $19.5 remaining from the previous Board authorization, less repurchases of $16.5 made subsequent to February 28, 2026. The increased authorization includes a planned modified Dutch auction tender offer of $200.0 with the remaining $100.0 plus any unutilized portion of the tender offer amount available for open-market and other authorized share repurchases.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the third quarter ended February 28, 2026 were $329.1 million, compared to $335.4 million in the prior fiscal year quarter, a decrease of $6.3 million or 2%. The Company reported net income per diluted share of Class A and Common Stock of $2.55 in the third quarter of fiscal 2026, compared to net loss per diluted share of $0.13 in the prior fiscal year quarter.

During the third fiscal quarter, the Company closed on the sale and leaseback transactions related to its headquarters in New York City and distribution center in Jefferson City, which resulted in pre-tax net proceeds of $452.4 million and a pre-tax gain on sale of $118.2 million. The Company used this capital to repay borrowings under its U.S. Credit Agreement and return value to shareholders through open-market share repurchases while continuing to invest in initiatives that support long-term growth.

Within Children's Book Publishing and Distribution, School Reading Events continued to outpace the prior period, driven by higher revenue per fair. Trade channel revenues reflected the shift in timing of the Dog Man® publication, with year-to-date results remaining in line with the prior fiscal year period. The trade channel is expected to benefit from new releases in the fourth fiscal quarter including Wings of Fire #16: The Hybrid Prince, published in early March, and Captain Underpants: The First Epic Manga to be published in April. Education Solutions continued to be impacted by the challenging funding market for schools and districts, however, the segment benefited from its lower cost structure which resulted in improved profitability in the third fiscal quarter. The Entertainment segment continued to expand its pipeline of media development and production and remains well-positioned for growth as industry greenlight activity improves. International results reflected the expected impact of the Dog Man publication timing in the Major Markets and the continued benefit of operational efficiencies. The Company remains focused on growth and margin improvement in its international operations.

Results of Operations

Consolidated

Revenues for the quarter ended February 28, 2026 decreased by $6.3 million to $329.1 million, compared to $335.4 million in the prior fiscal year quarter. Within the Children's Book Publishing and Distribution segment, revenues decreased by $5.7 million, driven by lower trade channel revenues reflecting the shift in timing of the Dog Man publication which occurred in the second fiscal quarter compared to the third fiscal quarter in the prior year, partially offset by increased revenues from School Reading Events as a result of higher revenue per fair. In the Education Solutions segment, revenues decreased by $1.1 million, primarily driven by lower sales of supplemental curriculum products and lower subscription revenues from Magazines+, partially offset by increased revenues from sponsored programs. In the Entertainment segment, revenues increased by $3.2 million, reflecting higher production revenues from episodic deliveries and services. In local currency, International segment revenues decreased by $4.1 million, primarily driven by lower trade channel sales in the U.K.and Canada due, in part, to the timing shift of the Dog Man publication, coupled with lower education sales in New Zealand. International segment revenues were impacted by favorable foreign exchange of $3.5 million in the quarter ended February 28, 2026. In addition, rental income decreased $2.1 million from the prior fiscal year quarter as a result of the sale and leaseback of the Company's headquarters in New York City as the Company no longer owns the leasable space.

Revenues for the nine months ended February 28, 2026 decreased by $11.4 million to $1,105.8 million, compared to $1,117.2 million in the prior fiscal year period. Revenues in the Children's Book Publishing and Distribution segment increased by $12.2 million, driven by increased revenues from School Reading Events as a result of higher fair count and increased revenue per fair as well as increased redemptions of book fair incentive program credits. In the Education Solutions segment, revenues decreased by $25.7 million, primarily due to the continued challenging funding market for schools and school districts which resulted in lower sales of supplemental curriculum products and lower subscription revenues from Magazines+. In the Entertainment segment, revenues decreased by $1.5 million, primarily reflecting lower production and distribution revenues. In local currency, International segment revenues increased by $1.6 million, primarily driven by higher sales in Australia, Asia and the U.K. International segment revenues were also impacted by favorable foreign exchange of $3.2 million in the period ended February 28, 2026. In addition, rental income decreased $1.2 million from the

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
prior fiscal year period as a result of the sale and leaseback of the Company's headquarters in New York City as the Company no longer owns the leasable space.

Components of Cost of goods sold for the three and nine months ended February 28, 2026 and February 28, 2025 are as follows:

	Three months ended				Nine months ended
	February 28, 2026		February 28, 2025		February 28, 2026		February 28, 2025
($ amounts in millions)		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Product, service and production costs and inventory reserves	$81.6	24.8%	$87.4	26.1%	$283.7	25.7%	$294.4	26.3%
Royalty and participation costs	27.2	8.3%	28.5	8.5%	91.8	8.3%	91.2	8.2%
Prepublication and production amortization	8.3	2.5%	7.2	2.1%	23.3	2.1%	24.6	2.2%
Postage, freight, shipping, fulfillment and other	33.2	10.1%	31.5	9.4%	100.6	9.1%	101.3	9.1%
Total	$150.3	45.7%	$154.6	46.1%	$499.4	45.2%	$511.5	45.8%

Cost of goods sold for the quarter ended February 28, 2026 was $150.3 million, or 45.7% of revenues, compared to $154.6 million, or 46.1% of revenues, in the prior fiscal year quarter. The decrease in Cost of Goods sold as a percentage of revenues was primarily driven by improved utilization of inventory in the U.S. book fairs channel which resulted in less excess and obsolete inventory, in addition to lower freight costs in the Company's international Major Markets. Royalty costs were also lower as a result of a decrease in the mix of higher-royalty bearing titles sold in the U.S. trade channel in the quarter ended February 28, 2026, partially offset by higher sales of royalty-bearing titles in Australia. This was partially offset by increased tariff charges, primarily in the U.S. book fairs channel, coupled with increased production costs from higher production services revenue in Entertainment and higher shipping and postage costs related to sponsored programs in Education Solutions.

Cost of goods sold for the nine months ended February 28, 2026 was $499.4 million, or 45.2% of revenues, compared to $511.5 million, or 45.8% of revenues, in the prior fiscal year period. The decrease in Cost of goods sold as a percentage of revenues was primarily driven by improved utilization of inventory in the U.S. book fairs and book clubs channels which resulted in less excess and obsolete inventory, in addition to lower freight costs in the Company's international Major Markets. This was partially offset by increased tariff charges, primarily in the U.S. book fairs channel. The Company is evaluating the potential impact of a recent U.S. Supreme Court ruling pertaining to tariffs previously paid on imported products under the International Emergency Economic Powers Act (IEEPA). The Company estimates that approximately $9 million of its tariff payments are subject to this ruling, however, no amounts have been recognized to date. The ultimate timing and amount of any refund remain uncertain.

Selling, general and administrative expenses for the quarter ended February 28, 2026 increased to $192.8 million, compared to $187.5 million in the prior fiscal year quarter. The $5.3 million increase was primarily attributable to higher rent expense as a result of the sale and leaseback of the Company's headquarters in New York City, partially offset by lower severance expense of $0.6 million in the quarter ended February 28, 2026 related to cost-saving initiatives.

Selling, general and administrative expenses for the nine months ended February 28, 2026 decreased to $587.5 million, compared to $594.5 million in the prior fiscal year period. The $7.0 million decrease was primarily attributable to lower employee-related and external labor costs resulting from the Company's previous reorganization efforts and cost-saving initiatives and lower spending on general overhead expenses. This was partially offset by increased severance expense related to cost-saving initiatives of $5.7 million in the period ended February 28, 2026 and higher rent expense as a result of the sale and leaseback of the Company's headquarters in New York City.

Depreciation and amortization expense for the quarter ended February 28, 2026 decreased by $4.0 million to $12.9 million, compared to $16.9 million in the prior fiscal year quarter. Depreciation and amortization expense

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
for the nine months ended February 28, 2026 decreased by $2.8 million to $45.7 million, compared to $48.5 million in the prior fiscal year period. The decrease in Depreciation and amortization expense was primarily attributable to the sale of the Company's headquarters in New York City and distribution center in Jefferson City.

Asset impairments for the nine months ended February 28, 2026 were $9.4 million. The Company recognized asset impairments of $3.4 million related to certain products within the Education Solutions segment, $5.2 million primarily related to certain film and television programs in development within the Entertainment segment and $0.8 million related to a product that is no longer being sold within the Children's Book Publishing and Distribution segment. Asset impairments for the three and nine months ended February 28, 2025 were $0.3 million and $0.4 million, respectively, primarily related to the early exit of leased office space within the Entertainment segment.

Interest expense for the three and nine months ended February 28, 2026 was $1.9 million and $12.5 million, respectively, compared to $4.7 million and $13.4 million, respectively, in the prior fiscal year periods. The decrease in interest expense was due to repayments of borrowings under the U.S. Credit Agreement during the period ended February 28, 2026.

Interest income for the three and nine months ended February 28, 2026 was $1.1 million and $2.2 million, compared to $0.4 million and $1.7 million, respectively, in the prior fiscal year periods. The increase in interest income was attributable to higher average short term investment balances in the period ended February 28, 2026 resulting from the net proceeds received from the sale and leaseback transactions. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

Gain on sale and leaseback transactions for the three and nine months ended February 28, 2026 was $119.8 million and $118.2 million, respectively. During the third quarter of fiscal 2026, the Company completed the sale and leaseback transactions related to its headquarters in New York City and primary distribution center in Jefferson City, Missouri. The Company recognized a pre-tax gain of $118.2 million, which included certain transaction costs of $1.6 million incurred during the second quarter of fiscal 2026.

The Company's interim effective tax rate, inclusive of discrete items, for the three and nine months ended February 28, 2026 was 31.9% and 33.1%, respectively, compared to 87.3% and 65.5%, respectively, for the prior fiscal year periods. The interim effective tax rate for the nine months ended February 28, 2026 varies from the statutory rate primarily due to non-deductible compensation for covered executive employees and expected state and local income tax.

Net income for the quarter ended February 28, 2026 increased by $66.1 million to $62.5 million, compared to a net loss of $3.6 million in the prior fiscal year quarter. Earnings per basic and diluted share of Class A and Common Stock were $2.61 and $2.55, respectively, for the fiscal quarter ended February 28, 2026, compared to a loss per basic and diluted share of $0.13 in the prior fiscal year quarter.

Net income for the nine months ended February 28, 2026 increased by $64.6 million to $47.3 million, compared to a net loss of $17.3 million in the prior fiscal year period. Earnings per basic and diluted share of Class A and Common Stock was $1.91 and $1.87, respectively, for the period ended February 28, 2026, compared to a loss per basic and diluted share of $0.61 in the prior fiscal year period.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Children’s Book Publishing and Distribution

	Three months ended February 28,				Nine months ended February 28,
			$	%			$	%
($ amounts in millions)	2026	2025	Change	Change	2026	2025	Change	Change
Revenues	$197.6	$203.3	$(5.7)	(2.8)%	$687.9	$675.7	$12.2	1.8%
Cost of goods sold	83.7	92.0	(8.3)	(9.0)%	292.4	294.2	(1.8)	(0.6)%
Other operating expenses (1)	105.0	103.7	1.3	1.3%	312.1	308.4	3.7	1.2%
Asset impairments	—	—	—	—%	0.8	—	0.8	NM
Operating income (loss)	$8.9	$7.6	$1.3	17.1%	$82.6	$73.1	$9.5	13.0%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 28, 2026 decreased by $5.7 million to $197.6 million, compared to $203.3 million in the prior fiscal year quarter. Trade channel revenues decreased $7.7 million, primarily due to the shift in timing of the Dog Man publication which occurred in the second fiscal quarter compared to the third fiscal quarter in the prior year. Revenues from School Reading Events increased $2.0 million, driven by higher revenue per fair in the book fairs channel. Revenues from the book clubs channel were relatively consistent with the prior fiscal year quarter.

Revenues for the nine months ended February 28, 2026 increased by $12.2 million to $687.9 million, compared to $675.7 million in the prior fiscal year period. Revenues from School Reading Events increased $12.7 million, driven by higher fair count and increased revenue per fair in the book fairs channel, coupled with increased redemptions of book fair incentive program credits. This was partially offset by lower book clubs channel revenues primarily due to lower sponsor participation. Trade channel revenues were relatively consistent with the prior fiscal year period, decreasing $0.5 million, with continued success in the Hunger Games®, Harry Potter® and Dog Man franchises.

Cost of goods sold for the quarter ended February 28, 2026 was $83.7 million, or 42.4% of revenues, compared to $92.0 million, or 45.3% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenues was primarily driven by lower royalty costs as a result of a decrease in the mix of higher-royalty bearing titles sold in the trade channel in the quarter ended February 28, 2026, coupled with improved utilization of inventory in the book fairs channel which resulted in less excess and obsolete inventory. This was partially offset by increased tariff charges, primarily in the book fairs channel.

Cost of goods sold for the nine months ended February 28, 2026 was $292.4 million, or 42.5% of revenues, compared to $294.2 million, or 43.5% of revenues, in the prior fiscal year period. Cost of goods sold benefited from improved utilization of inventory in the book fairs and book clubs channels resulting in less excess and obsolete inventory, partially offset by increased tariff charges, primarily in the book fairs channel.

Other operating expenses for the quarter ended February 28, 2026 were $105.0 million which were comparable to $103.7 million in the prior fiscal year quarter.

Other operating expenses for the nine months ended February 28, 2026 increased by $3.7 million to $312.1 million, compared to $308.4 million in the prior fiscal year period. The increase in Other operating expenses was primarily attributable to inflationary pressures and higher expected credit losses on customer receivables.

Asset impairments for the nine months ended February 28, 2026 were $0.8 million. During the first quarter of fiscal 2026, the Company recognized an asset impairment of $0.8 million related to a certain product that is no longer being sold. Refer to Note 5, "Asset Write Down," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details.

Segment operating income for the quarter ended February 28, 2026 increased by $1.3 million to $8.9 million, compared to $7.6 million in the prior fiscal year quarter. The improvement was primarily attributable to favorable cost of goods sold as a result of lower royalty costs in the trade channel, coupled with improved utilization of inventory in the book fairs channel which resulted in less excess and obsolete inventory.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Segment operating income for the nine months ended February 28, 2026 increased by $9.5 million to $82.6 million, compared to $73.1 million in the prior fiscal year period. The improvement was primarily attributable to increased revenues from the book fairs channel, coupled with favorable cost of goods sold as a result of improved utilization of inventory in the book fairs and book clubs channels resulting in less excess and obsolete inventory.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Education Solutions

	Three months ended February 28,				Nine months ended February 28,
			$	%			$	%
($ amounts in millions)	2026	2025	Change	Change	2026	2025	Change	Change
Revenues	$56.1	$57.2	$(1.1)	(1.9)%	$158.4	$184.1	$(25.7)	(14.0)%
Cost of goods sold	23.2	23.0	0.2	0.9%	66.3	77.7	(11.4)	(14.7)%
Other operating expenses (1)	38.1	41.1	(3.0)	(7.3)%	119.8	130.8	(11.0)	(8.4)%
Asset impairments	—	—	—	—%	3.4	—	3.4	NM
Operating income (loss)	$(5.2)	$(6.9)	$1.7	24.6%	$(31.1)	$(24.4)	$(6.7)	(27.5)%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful

Revenues for the quarter ended February 28, 2026 decreased by $1.1 million to $56.1 million, compared to $57.2 million in the prior fiscal year quarter. The decrease in segment revenues was primarily driven by lower sales of supplemental curriculum products resulting from the continued challenging funding market for schools and school districts, coupled with lower subscription revenues from Magazines+. This decline was partially offset by increased revenues from sponsored programs in the quarter ended February 28, 2026.

Revenues for the nine months ended February 28, 2026 decreased by $25.7 million to $158.4 million, compared to $184.1 million in the prior fiscal year period. The decrease in segment revenues was primarily driven by lower sales of supplemental curriculum products due to the continued challenging funding market for schools and school districts, coupled with lower subscription revenues from Magazines+. Revenues from sponsored programs were relatively consistent with the prior fiscal year period.

Cost of goods sold for the quarter ended February 28, 2026 was $23.2 million, or 41.4% of revenues, which was comparable to $23.0 million, or 40.2% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues increased due to higher shipping and postage costs related to sponsored programs.

Cost of goods sold for the nine months ended February 28, 2026 was $66.3 million, or 41.9% of revenues, compared to $77.7 million, or 42.2% of revenues, in the prior fiscal year period. Cost of goods sold as a percentage of revenues decreased due to lower product costs associated with the mix of products sold during the period ended February 28, 2026, partially offset by higher shipping and postage costs related to sponsored programs.

Other operating expenses for the quarter ended February 28, 2026 decreased by $3.0 million to $38.1 million, compared to $41.1 million in the prior fiscal year quarter. Other operating expenses for the nine months ended February 28, 2026 decreased by $11.0 million to $119.8 million, compared to $130.8 million in the prior fiscal year period. The decrease in Other operating expenses was primarily attributable to lower employee-related and external labor costs and reduced spending on general overhead expenses.

Asset impairments for the nine months ended February 28, 2026 were $3.4 million. During the second quarter of fiscal 2026, the Company recognized asset impairments of $3.4 million related to certain education products. Refer to Note 5, "Asset Write Down," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details.

Segment operating loss for the quarter ended February 28, 2026 decreased by $1.7 million to $5.2 million, compared to an operating loss of $6.9 million in the prior fiscal year quarter. The improvement was primarily attributable to lower employee-related and external labor costs as well as reduced spending on general overhead expenses.

Segment operating loss for the nine months ended February 28, 2026 increased by $6.7 million to $31.1 million, compared to an operating loss of $24.4 million in the prior fiscal year period. The overall decline was driven by lower revenues and the asset impairments recognized during the period ended February 28, 2026, partially offset by lower employee-related and external labor costs as well as reduced spending on general overhead expenses.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Entertainment

	Three months ended February 28,				Nine months ended February 28,
			$	%			$	%
($ amounts in millions)	2026	2025	Change	Change	2026	2025	Change	Change
Revenues	$16.0	$12.8	$3.2	25.0%	$44.7	$46.2	$(1.5)	(3.2)%
Cost of goods sold	9.3	7.2	2.1	29.2%	26.2	26.1	0.1	0.4%
Other operating expenses (1)	10.2	9.2	1.0	10.9%	29.8	28.9	0.9	3.1%
Asset impairments	—	0.3	(0.3)	NM	5.2	0.3	4.9	NM
Operating income (loss)	$(3.5)	$(3.9)	$0.4	10.3%	$(16.5)	$(9.1)	$(7.4)	(81.3)%
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

Revenues for the quarter ended February 28, 2026 increased by $3.2 million to $16.0 million, compared to $12.8 million in the prior fiscal year quarter. The increase in segment revenues was primarily driven by higher production revenues from services and an increase in episodic deliveries as compared to the prior fiscal year quarter.

Revenues for the nine months ended February 28, 2026 decreased by $1.5 million to $44.7 million, compared to $46.2 million in the prior fiscal year period. The decrease in segment revenues was primarily driven by lower production revenues as a result of fewer episodic deliveries as compared to the prior fiscal year period and lower distribution revenues. This was partially offset by increased revenues from production services.

Cost of goods sold for the quarter ended February 28, 2026 was $9.3 million, or 58.1% of revenues, compared to $7.2 million, or 56.3% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was primarily driven by the revenue mix between production services and episodic deliveries as there is a higher cost associated with production services.

Cost of goods sold for the nine months ended February 28, 2026 was $26.2 million, or 58.6% of revenues, compared to $26.1 million, or 56.5% of revenues, in the prior fiscal year period. The increase in Cost of goods sold as a percentage of revenues was primarily driven by the increase in production services revenues which have a higher cost compared to production revenues related to episodic deliveries.

Other operating expenses for the three and nine months ended February 28, 2026 were $10.2 million and $29.8 million, respectively, which were comparable to $9.2 million and $28.9 million, respectively, in the prior fiscal year periods.

Asset impairments for the nine months ended February 28, 2026 were $5.2 million. During the second quarter of fiscal 2026, the Company recognized asset impairments of $4.9 million related to certain film and television programs in development and $0.3 million related to its ownership interest in a children's book publishing business located in the UK. Refer to Note 5, "Asset Write Down," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details.

Asset impairments for the three and nine months ended February 28, 2025 were $0.3 million. The Company early exited certain leased office space as a result of which the Company recognized an impairment expense of $0.3 million in the third quarter of fiscal 2025, primarily related to the right-of-use asset associated with the operating leases.

Segment operating loss for the quarter ended February 28, 2026 was $3.5 million compared to $3.9 million in the prior fiscal year quarter. The $0.4 million improvement was primarily driven by the increased revenues during the quarter ended February 28, 2026.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Segment operating loss for the nine months ended February 28, 2026 was $16.5 million compared to $9.1 million in the prior fiscal year period. The $7.4 million increase in operating loss was primarily driven by lower production and distribution revenues, coupled with the asset impairments recognized during the period ended February 28, 2026.

International

	Three months ended February 28,				Nine months ended February 28,
			$	%			$	%
($ amounts in millions)	2026	2025	Change	Change	2026	2025	Change	Change
Revenues	$58.7	$59.3	$(0.6)	(1.0)%	$207.6	$202.8	$4.8	2.4%
Cost of goods sold	35.3	33.8	1.5	4.4%	118.6	118.0	0.6	0.5%
Other operating expenses (1)	28.1	27.6	0.5	1.8%	85.5	89.5	(4.0)	(4.5)%
Operating income (loss)	$(4.7)	$(2.1)	$(2.6)	(123.8)%	$3.5	$(4.7)	$8.2	174.5%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.

Revenues for the quarter ended February 28, 2026 decreased by $0.6 million to $58.7 million, compared to $59.3 million in the prior fiscal year quarter. Local currency revenues across the Company's foreign operations decreased by $4.1 million, excluding favorable foreign exchange impact of $3.5 million. In the U.K., local currency revenues decreased $1.7 million, primarily within the trade channel reflecting the shift in timing of the Dog Man publication which occurred in the second fiscal quarter compared to the third quarter in the prior fiscal year. In Canada, local currency revenues decreased $1.7 million, primarily driven by lower trade channel sales due, in part, to the timing of the Dog Man publication, partially offset by increased book fairs channel sales. In Australia and New Zealand, local currency revenues decreased $0.9 million, primarily driven by lower education sales in New Zealand, partially offset by increased trade channel sales in Australia. In Asia, local currency revenues were consistent with the prior year quarter, increasing $0.2 million. In addition, export channel sales were consistent with the prior fiscal year quarter.

Revenues for the nine months ended February 28, 2026 increased by $4.8 million to $207.6 million, compared to $202.8 million in the prior fiscal year period. Local currency revenues across the Company's foreign operations increased by $1.6 million, excluding favorable foreign exchange impact of $3.2 million. In Asia, local currency revenues increased $1.8 million, primarily driven by increased trade and education sales, which included growth in India. In Australia and New Zealand, local currency revenues increased $1.6 million, primarily driven by increased trade channel sales in Australia, partially offset by lower education sales in New Zealand. In the U.K., local currency revenues increased $0.7 million, primarily attributable to increased trade channel sales, coupled with increased book fairs channel sales on higher fair count. In addition, export channel sales increased $0.3 million compared to the prior fiscal year period. The overall increase in segment revenues was partially offset by a $2.8 million decrease in local currency revenues in Canada, primarily driven by lower book clubs and trade channel sales.

Cost of goods sold for the quarter ended February 28, 2026 was $35.3 million, or 60.1% of revenues, compared to $33.8 million, or 57.0% of revenues, in the prior fiscal year quarter. The increase in Cost of goods sold as a percentage of revenues was driven by higher royalty costs in Australia due to an increase in the mix of higher-royalty bearing titles sold in the trade channel, partially offset by lower freight costs in the Company's Major Markets.

Cost of goods sold for the nine months ended February 28, 2026 was $118.6 million, or 57.1% of revenues, compared to $118.0 million, or 58.2% of revenues. Cost of goods sold as a percentage of revenues decreased as a result of lower freight costs in the Company's Major Markets.

Other operating expenses for the quarter ended February 28, 2026 were $28.1 million, compared to $27.6 million in the prior fiscal year quarter. Excluding unfavorable foreign exchange of $1.5 million, Operating expenses decreased $1.0 million primarily due to lower employee-related costs in Canada, the U.K. and Asia.

Other operating expenses for the nine months ended February 28, 2026 were $85.5 million, compared to $89.5 million in the prior fiscal year period. Excluding unfavorable foreign exchange of $1.5 million, Other operating expenses decreased $5.5 million primarily driven by lower employee-related costs, primarily in Canada, the U.K.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
and Asia, which included lower severance expense of $1.0 million, in addition to lower bad debt expenses in Asia.

Segment operating loss for the quarter ended February 28, 2026 was $4.7 million, compared to an operating loss of $2.1 million in the prior fiscal year quarter. The $2.6 million increase in operating loss was primarily attributable to lower revenues in Canada and New Zealand.

Segment operating income for the nine months ended February 28, 2026 was $3.5 million, compared to an operating loss of $4.7 million in the prior fiscal year period. The $8.2 million improvement was primarily attributable to increased revenues in the U.K, Australia, and Asia, coupled with improved margins driven by lower freight costs and operational efficiencies.

Overhead

Unallocated overhead expense for the quarter ended February 28, 2026 increased by $3.8 million to $22.4 million, from $18.6 million in the prior fiscal year quarter. The increase was primarily attributable to the impact of the sale and leaseback transactions which resulted in lower rental income and higher rent expense, partially offset by lower depreciation expense.

Unallocated overhead expense for the nine months ended February 28, 2026 increased by $2.1 million to $74.7 million, from $72.6 million in the prior fiscal year period. The increase was primarily attributable to the impact of the sale and leaseback transactions which resulted in lower rental income and higher rent expense, partially offset by lower depreciation expense. In addition, the Company incurred increased severance expense related to cost-savings initiatives of $7.6 million, which was partially offset by lower employee-related costs resulting from the Company's previous reorganization efforts and cost-savings programs.

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

Liquidity and Capital Resources

Cash used in operating activities was $39.1 million for the nine months ended February 28, 2026, compared to cash provided by operating activities of $17.3 million for the prior fiscal year period, representing an increase in cash used in operating activities of $56.4 million. The increase in cash used was primarily attributable to higher tax payments of approximately $38 million, largely due to the gain recognized on the sale and leaseback transactions, coupled with an additional contribution to the UK Pension Plan and higher severance payments.

Cash provided by investing activities was $406.0 million for the nine months ended February 28, 2026, compared to cash used in investing activities of $232.0 million in the prior fiscal year period, representing an increase in cash provided by investing activities of $638.0 million. The increase in cash provided by investing activities was primarily driven by the pre-tax net proceeds of $452.4 million from the sale and leaseback transactions related to the Company's headquarters in New York City and primary distribution center in Jefferson City, Missouri during the nine months ended February 28, 2026, coupled with the cash paid for the 9 Story acquisition of $176.2 million, net of cash acquired, during the nine months ended February 28, 2025. In addition, capital expenditures were lower by $6.5 million during the nine months ended February 28, 2026.

Cash used in financing activities was $386.9 million for the nine months ended February 28, 2026, compared to cash provided by financing activities of $197.6 million for the prior fiscal year period, representing an increase in cash used in financing activities of $584.5 million. The increase in cash used was primarily attributable to net repayments on borrowings under the U.S. Credit Agreement of $250.0 million in the nine months ended February 28, 2026 funded by the proceeds from the sale and leaseback transactions, compared to net borrowings of $275.0 million in the prior fiscal year period in which the Company incurred increased borrowings to fund the 9 Story acquisition. In addition, the Company repurchased $127.2 million of common stock in the nine months ended February 28, 2026, compared to $40.0 million of common stock repurchases in the prior fiscal year period. This was partially offset by an increase in net repayments of film related obligations of $17.7 million.

Cash Position

The Company’s cash and cash equivalents totaled $104.6 million at February 28, 2026, $124.0 million at May 31, 2025 and $94.7 million at February 28, 2025. Cash and cash equivalents held by the Company’s U.S. operations totaled $41.6 million at February 28, 2026, $48.7 million at May 31, 2025 and $41.0 million at February 28, 2025. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives such as share repurchases and dividend declarations. Under the Company's open-market buy-back program, $19.5 million remained available for future purchases of common shares as of February 28, 2026. Subsequent to February 28, 2026, the Board authorized an increase of $297.0 million for common stock repurchases, resulting in a current Board authorization of $300.0 million, which includes the remaining amount from the previous Board authorization, less repurchases of $16.5 million made subsequent to February 28, 2026. See Note 20, "Subsequent Events," of Notes to the Financial Statements - Unaudited in Item 1, "Financial Statements," for more information regarding the increased authorization.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of February 28, 2026, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $104.6 million, cash from operations and the Company's U.S. Credit Agreement. See Note 6, "Debt," of Notes to the Financial Statements - Unaudited in Item 1, "Financial Statements," for more information regarding the U.S. Credit Agreement. The Company expects the U.S. Credit Agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. Credit Agreement, less commitments of $0.4 million, has $399.6 million of availability at February 28, 2026. Additionally, the Company has short-term credit facilities of $38.1 million, less current borrowings of $5.6 million and commitments of $3.6 million, resulting in $28.9 million of current availability under these facilities at February 28, 2026. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of February 28, 2026. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

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

The following table sets forth information about the Company’s debt instruments as of February 28, 2026:

($ amounts in millions)	Fiscal Year Maturity
	2026 (1)	2027	2028	2029	2030	Thereafter	Total	Fair Value at 02/28/2026
Debt Obligations
Lines of credit and current portion of long-term debt	$2.5	$3.1	$—	$—	$—	$—	$5.6	$5.6
Average interest rate	9.0%	0.3%	—	—	—	—
Film related obligations (2)	$—	$4.2	$6.0	$7.2	$—	$—	$17.4	$17.4
Average interest rate	—	5.9%	5.1%	5.0%	—	—
(1) Fiscal 2026 includes the remaining three months of the current fiscal year ending May 31, 2026.
(2) Film related obligations are due on demand. Outstanding borrowings are presented by fiscal year maturity based on expected repayment dates per loan agreements.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of February 28, 2026, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended February 28, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended February 28, 2026:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
December 1, 2025 through December 31, 2025	593,121	$29.61	593,121	$132.4
January 1, 2026 through January 31, 2026	2,259,906	$33.66	2,259,906	$56.3
February 1, 2026 through February 28, 2026	1,086,550	$33.87	1,086,550	$19.5
Total	3,939,577		3,939,577	$19.5
(i) Represents the amount remaining at February 28, 2026 under the Board authorization for Common share repurchases announced on December 17, 2025, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 14 of Notes to Condensed Consolidated Financial Statements - unaudited in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations. Subsequent to February 28, 2026, the Board authorized an increase of $297.0 million for common stock repurchases, resulting in a current Board authorization of $300.0 million, which includes the remaining amount from the previous Board authorization, less repurchases of $16.5 million made subsequent to February 28, 2026. See Note 20, "Subsequent Events," of Notes to the Financial Statements - Unaudited in Item 1, "Financial Statements," for more information regarding the increased authorization.

SCHOLASTIC CORPORATION
Item 5. Other Information

During the three months ended February 28, 2026, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

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

10.4*	Form of Lease Agreement to be entered into by and between Scholastic Inc. and FNLR Fortuna Major LLC. (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 5, 2025).

10.5**	Letter Agreement dated January 29, 2026 between Peter Warwick and the Company.

10.6**
Amendment dated January 9, 2026, to offer of employment letter, effective November 18, 2019, between Scholastic Inc. and Sasha Quinton (which is incorporated by reference to Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on December 20, 2019, SEC file No. 000-19860).

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

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2026 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

* Exhibits and/or schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
** The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED February 28, 2026
Exhibits Index

Exhibit Number	Description of Document

10.1*	Contract of Purchase and Sale dated as of December 1, 2025, by and between Scholastic 557 Broadway, L.L.C. and ESRT 555-557 Broadway, L.L.C. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2025).

10.2*	Form of Lease Agreement to be entered into by and between Scholastic 557 Broadway, L.L.C. and ESRT 555-557 Broadway, L.L.C. (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 5, 2025).

10.3*	Contract of Purchase and Sale Agreement dated as of December 1, 2025, by and between Scholastic Inc. and FNLR Fortuna Major LLC. (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 5, 2025).

10.4*	Form of Lease Agreement to be entered into by and between Scholastic Inc. and FNLR Fortuna Major LLC. (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 5, 2025).

10.5**	Letter Agreement dated January 29, 2026 between Peter Warwick and the Company.

10.6**	Amendment dated January 9, 2026, to offer of employment letter, effective November 18, 2019, between Scholastic Inc. and Sasha Quinton (which is incorporated by reference to Corporation’s Quarterly Report on Form 10-Q as filed with the SEC on December 20, 2019, SEC file No. 000-19860).

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2026 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: March 20, 2026	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: March 20, 2026	By:	/s/ Haji L. Glover

Haji L. Glover
Executive Vice President and Chief Financial Officer (Principal Financial Officer)