Form 10-K
period 2026-05-31
SCHOLASTIC CORP
filed 2026-07-24
CIK 866729

United States
Securities and Exchange Commission

Washington, D.C. 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	May 31, 2026	Commission File No.	000-19860
Scholastic Corporation
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 343-6100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

The aggregate market value of the Common Stock, par value $0.01, held by non-affiliates as of November 30, 2025, was approximately $707,200,000. As of such date, non-affiliates held 382,648 shares of the Class A Stock, $0.01 par value. There is no active market for the Class A Stock.

The number of shares outstanding of each class of the Registrant’s voting stock as of June 30, 2026 was as follows:

Title of each class	Number of shares outstanding as of June 30, 2026
Common Stock, $0.01 par value	18,034,475
Class A Stock, $0.01 par value	828,100

Documents Incorporated By Reference

    Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 16, 2026.

Part I

Item 1 | Business

Overview

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of entertaining literary and educational children’s media. The Company creates quality print, digital and audio books, learning materials and programs, classroom magazines and other products that, in combination, offer children, families and educators engaging and comprehensive solutions to support children’s learning and reading both at home and at school. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, retail stores and the internet, as well as directly to schools and libraries. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Ireland, Australia, New Zealand and Asia and, through its export business, sells products in approximately 145 international locations.

Segments

The Company categorizes its businesses into four reportable segments: Children’s Book Publishing and Distribution; Education; Entertainment; and International.

The following table sets forth revenues by reportable segment for the three fiscal years ended May 31:

(Amounts in millions)
	2026	2025	2024
Children’s Book Publishing and Distribution	$964.2	$963.9	$953.3
Education	267.6	309.8	351.2
Entertainment (1)	65.7	61.0	1.9
International	277.2	279.6	273.6
Overhead (2)	7.2	11.2	9.7
Total	$1,581.9	$1,625.5	$1,589.7
(1) The Entertainment segment includes the operations of 9 Story Media Group Inc. as acquired on June 20, 2024, including its studios in Canada, Ireland and Indonesia ("9 Story"), and Scholastic Entertainment Inc. ("SEI"). SEI was reported in the Children's Book Publishing and Distribution segment in fiscal 2024. The financial results for SEI for fiscal 2024 have been reclassified to Entertainment to reflect this change.
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters. As a result of the sale and leaseback transactions completed during the third quarter of fiscal 2026, the Company no longer owns the underlying leasable space. Refer to Note 4, "Sale and Leaseback Transactions", and Note 11, "Leases", of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for further details.

Additional financial information relating to the Company’s reportable segments is included in Note 3, "Segment Information", of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

(61.0% of fiscal 2026 revenues)

General

The Company’s Children’s Book Publishing and Distribution segment includes the publication and distribution of children’s print, digital and audio books, media and interactive products in the United States through its School Reading Events business and through the trade channel. This segment comprises the Company’s Children’s Book Group, which includes the Book Fairs, Book Clubs, and Trade Publishing divisions.

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

The Company distributes promotional materials containing order forms to classrooms in pre-K to grade 8 schools in the United States. Classroom teachers who wish to participate in a school-based book club provide the promotional materials to their students, who may choose from curated selections at substantial reductions from list prices. A majority of book club revenues is generated through the Company’s online ordering platform, with a substantial portion coming from orders placed directly by parents. Alternatively, the teacher may manually aggregate the students’ orders and forward them to the Company. Products are typically shipped to the classroom for distribution to the students. Teachers who participate in book clubs receive bonus points and other promotional incentives, which may be redeemed from the Company for additional books and other resource materials and items for their classrooms or the school.

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

The Company’s trade organization focuses on publishing, marketing and selling books to bookstores, online retailers, mass merchandisers, specialty sales outlets and other book retailers, and also supplies books for the Company’s proprietary school channels. The Company maintains a talented and experienced creative staff that constantly seeks to attract, develop and retain the best children’s authors and illustrators. The Company believes that its trade publishing staff, combined with the Company’s reputation and proprietary school distribution channels, provides a significant competitive advantage, evidenced by numerous bestsellers over the past two decades. Top selling new release titles in the trade division during fiscal 2026 included Dog Man #14: Big Jim Begins, the interactive edition of Harry Potter and the Goblet of Fire, Wings of Fire Graphix Novel #9: Talons of Power and Legends: Darkstalker, The Baby-Sitter's Club #19: Dawn on the Coast, and Heartstopper #6.

Also included in the Company's trade organization are Weston Woods Studios, Inc. ("Weston Woods") and Scholastic Audio. Weston Woods creates audiovisual adaptations of classic children's picture books distributed through the school and retail markets. Scholastic Audio provides audiobook productions of popular children's titles.

EDUCATION

(16.9% of fiscal 2026 revenues)

The Education segment (formerly known as Education Solutions) includes the publication and distribution of children’s books, classroom magazines, and print and digital instructional materials to schools and libraries in the United States. These offerings include fiction and nonfiction products, classroom libraries, and literacy-focused instructional resources, as well as print and online reference materials. The segment also encompasses consulting services and related products that support professional development for teachers and school and district administrators, including professional books, coaching, workshops, and seminars. Collectively, these products and services are designed to support instruction across grades pre-K through 12.

The segment’s offerings are organized into three primary components: (i) Teacher, (ii) School and District, and (iii) Family and Community.

Teacher
Scholastic is the leading publisher of classroom magazines through its Scholastic Magazines+™ platform. Teachers in grades pre-K through 12 use the Company’s portfolio of 31 classroom magazines, including Scholastic News®, Let’s Find Out®, Scholastic Scope®, Storyworks®, and Junior Scholastic®, to supplement instructional programs by introducing current, curriculum-aligned content across subjects such as current events, literature, mathematics, science, social studies, and foreign languages. These offerings provide schools with substantial nonfiction and fiction content, structured according to a common instructional model aligned with the science of reading and evidence-based practices.

Each print magazine is complemented by a digital experience that provides instructional resources, including interactive content and digital editions. In fiscal 2026, Scholastic’s classroom magazine circulation in the United States was approximately 10.2 million, with approximately 81% of circulation serving grades pre-K through 6. The majority of subscriptions are funded by school or district funds, with the remainder funded by teachers and parents.

The Company also provides a range of resources for teachers and school leadership, including lesson planning, reading and classroom management tools, and instructional support materials. These products are available through the Company’s online teacher store (www.scholastic.com/teacherstore).

School and District
Scholastic is a leading provider of classroom libraries and take-home book solutions, curating a broad range of best-selling and high-quality titles, to individual teachers and other educators, schools, and school district customers. The Company supports schools in building classroom and library collections with high-quality, award-winning books across all grades, reading levels, and diverse cultural backgrounds. This includes the Company’s Knowledge Library, which is a structured literacy solution supporting knowledge building and differentiation, as well its Core-Aligned Collections, highly engaging book collections aligned with and designed to complement most major core English Language Arts curricula.

Scholastic addresses customer needs for literacy instruction by providing comprehensive core and supplemental literacy and reading programs that include both print and digital content, as well as assessment tools. These offerings are generally purchased by school districts and school leadership, typically through the Company's direct sales channels. The Company’s portfolio includes research-based literacy solutions such as the Ready4Reading™ phonics curriculum and the comprehensive early childhood program, PreK On My Way™. In addition, the Company offers summer learning programs designed to increase students’ access to books and support continued learning during the summer months. Scholastic also offers professional services to support academic leadership, including training on product implementation and strategies for engaging families and communities.

Family and Community
The Company partners with states, community-based organizations, philanthropies, schools and school districts to provide children access to books at home and in the community, generally at no cost to the child or family. These books are purchased with state funds and are typically shipped directly to students’ homes.

The Company also offers solutions designed to engage and support families and community-based organization to support children's reading and literacy development, through its Scholastic Family and Community Engagement (“FACE”)™ and Literacy Partners programs.

ENTERTAINMENT

(4.2% of fiscal 2026 revenues)

The Entertainment segment includes the operations of 9 Story Media Group Inc. as acquired on June 20, 2024, including its studios in Canada, Ireland and Indonesia ("9 Story"), and Scholastic Entertainment Inc. ("SEI").

This segment includes the development, production, distribution and licensing of kids and family film and television content. This segment, through its creative affairs group, creates, develops, and produces award-winning branded properties using owned or licensed IP. The Company has an in-house animation studio, Brown Bag Films, which is recognized for producing high-quality and popular programs such as “Doc McStuffins®,” “Daniel Tiger’s Neighborhood®,” “Octonauts®,” “Wild Kratts®,” "Blue's Clue's & You!®," and “The Magic School Bus Rides Again™". In addition, in June 2026, the segment launched Bad Pencil Animation™, a new label focused on the production of animated projects for teen and adult audiences.

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

(17.5% of fiscal 2026 revenues)

General

The International segment includes the publication and distribution of products and services outside the United States by the Company’s international operations, and its export and foreign rights businesses.

Scholastic has operations in Major Markets, which include Canada, the United Kingdom, Ireland, Australia, and New Zealand, as well as in India, Singapore and other parts of Asia including Malaysia, the Philippines, China, Taiwan and Korea. The Company has branches in the United Arab Emirates and Colombia and also sells products in approximately 145 international locations through its export business. The Company’s international operations have original trade and educational publishing programs; distribute children’s books, digital educational resources and other materials through school-based book clubs, school-based book fairs and trade channels; and produce and distribute magazines and online subscription services. Many of the Company’s international operations also have their own export and foreign rights licensing programs and are book publishing licensees for major media properties. Original books published by many of these operations have received awards for excellence in children’s literature.

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

Foreign Rights and Export

The Company licenses the rights to select Scholastic titles in 65 languages to other publishing companies around the world. The Company’s export business sells educational materials, digital educational resources and children’s books to schools, libraries, bookstores and other book distributors in approximately 145 international locations that are not otherwise directly serviced by Scholastic subsidiaries. The Company also partners with governments and non-governmental agencies to create and distribute books to public schools in developing countries.

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

HUMAN CAPITAL

As of May 31, 2026, the Company had approximately 6,905 employees, of which 4,710 were located in the United States and 2,195 outside the United States. Globally, approximately 74% of its employees are employed on a full-time basis, 22% part-time, and 4% seasonal. The seasonal employees are largely associated with the school-based businesses which are dependent on the fall and spring seasons when schools are in session.

The table below represents the approximate number of employees by business channel and function:

	Full-time	Part-time	Seasonal	Total
Central Functions (1)	725	30	—	755
Primary U.S. Warehouse	605	80	15	700
Book Fairs Warehouses	650	1,110	105	1,865
Scholastic Reading Events	495	70	5	570
Trade	230	5	—	235
Education	525	55	—	580
Entertainment	615	5	—	620
International	950	60	25	1,035
International Warehouses	295	100	150	545
Total	5,090	1,515	300	6,905
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

Name	Age	Employed by Registrant Since	Current and Previous Position(s) Held as of July 24, 2026
Peter Warwick	74	2021	President and Chief Executive Officer (since 2021); Board of Directors Member (since 2014); Chief People Officer of Thomson Reuters (2012 - 2018).
Haji L. Glover	52	2024	Executive Vice President and Chief Financial Officer (since 2024); Director of Finance, Amazon.com, Inc. (2022-2024); Senior Vice President, Corporate Finance, Scholastic Inc. (2020-2022); Vice President, Global Financial Reporting and Analysis, Alvogen, Inc. (2012-2020).
Chris Lick	54	2008	Executive Vice President, General Counsel and Secretary (since 2025); Senior Vice President and Deputy General Counsel (2024-2025); Vice President and Managing Counsel (2020-2024).
Iole Lucchese	59	1991	Chair of the Board of Directors (since 2021); Executive Vice President (since 2016); Chief Strategy Officer (since 2014); President, Scholastic Entertainment (since 2018); President, Scholastic Canada (2016).
Sasha Quinton	48	2020	Executive Vice President and President, Scholastic Children's Book Group (since 2025); Executive Vice President and President, School Reading Events (2023-2025); Executive Vice President and President, Scholastic Book Fairs (2020-2023); Vice President & GMM, Bookstore, Barnes and Noble, Inc. (2019); Senior Vice President, Marketing and Procurement, ReaderLink Distribution Services (2017-2019); Vice President, Marketing and Procurement, ReaderLink Distribution Services (2014-2017).
Jeffrey Mathews	59	2022	President, Scholastic Education (since 2026); Executive Vice President and Chief Growth Officer (since 2024); Executive Vice President, Corporate Development and Investor Relations (2022-2024); Managing Partner, Gagnier Communications (2017-2022).

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

The Company’s business is affected significantly by changes in customer purchasing patterns or trends in, as well as the underlying strength of, the trade, educational and entertainment markets for children. In particular, the Company’s educational publishing business may be adversely affected by budgetary restraints and other changes in educational funding as a result of new policies which could be implemented at the federal level or otherwise resulting from new legislation or regulatory action at the federal, state or local level, or by changes in the procurement process, to which the Company may be unable to adapt successfully. In addition, there are many competing demands for educational funds, and there can be no guarantee that the Company will be successful in continuing to obtain sales of its educational programs and materials from any available funding. Further, changes in educational practices affecting structure or content of educational materials or requiring adaption to new learning approaches, particularly in grades pre-K through 6, as well as those which may arise from new legislation or policies at the state or local level directed at content or teaching practices and materials, to which the Company is unable to successfully adapt could result in a loss of business adversely affecting the Company's business and financial performance. In addition, in a highly politicized environment, the content of some of the products being sold by the Company could become controversial, negatively impacting sales made to schools, through partnerships with government agencies or through sponsorships and funding programs. Within the School Reading Events business, the Company's financial performance could be adversely impacted if its U.S. book clubs channel is unable to adapt to internal changes and the external market. The Company has recently taken a new holistic approach to serving its customers through the reorganization of the Company’s Trade, Book Fairs and Clubs businesses into a combined Children's Book Group. The Children’s Book Group’s ability to execute on the new customer-centric strategies and obtain the operational improvements expected to be derived from the reorganization, if not aligned with its customer purchasing behaviors, or the benefits expected to be achieved from the reorganization are not otherwise realized, could result in the Company’s results being negatively impacted. In addition, the Company’s trade business depends on successfully developing and commercializing new titles and original intellectual property that resonate with consumers and can be leveraged across multiple lines of business. While the Company continues to invest in new properties and expand its portfolio, changes in consumer preferences or challenges in achieving broad market appeal could affect the performance of these initiatives and, in turn, impact revenues, profitability, and growth prospects.

Increases in certain operating costs and expenses that are beyond our control and can significantly affect our profitability could adversely affect our operating performance.

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

The Company continues to explore opportunities to enhance the efficiency of its cost and organizational structure, which includes actions to restructure its cost base. The rapidly changing environment in which the Company operates increases the risk that not all of the Company's strategic initiatives will deliver the expected benefits within the anticipated timeframes. The Company's ability to achieve certain of the anticipated cost savings could be dependent on the use of artificial intelligence ("AI") and other technologies and the Company may not be successful implementing such technologies. In addition, these efforts may disrupt business activities or the ability of the Company to take advantage of potential growth opportunities, which could adversely affect the Company's business prospects, financial condition, and performance.

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

The rapid development and proliferation of generative artificial intelligence technologies could subject us to increased competitive pressure and legal risks.

Generative artificial intelligence ("Generative AI") technologies pose a broader and more fundamental set of risks to the Company's core business model that the Company may be unable to fully anticipate or mitigate.

Competitive displacement of traditional publishing. Generative AI tools are now capable of producing children's stories, illustrations, educational content, and entertainment scripts at materially lower cost and at greater speed than traditional human-led editorial and creative processes. As these tools continue to improve in quality and become more widely accessible, they may enable authors, educators, and other content producers to develop and distribute children's books and educational materials without engaging traditional publishing services of the kind provided by the Company. This could reduce demand for the Company's trade publishing capabilities and diminish its competitive position relative to self-publishing alternatives. The growing use of self-publishing technologies by authors already represents a competitive risk to the Company's trade publishing business, and the integration of Generative AI into self-publishing workflows is likely to significantly amplify this risk over time.

Competition from AI-enabled educational technologies. The Company’s Education segment operates in markets that are being reshaped by the continued advance of generative artificial intelligence (AI). While digital and adaptive learning technologies have been used in education for more than a decade, newer AI-enabled tools—including large language model–based tutoring and virtual instructional assistants—are increasingly being adopted and evaluated by schools and school districts, and the pace and extent of adoption vary across grade levels and product segments. As these technologies evolve, some educators and school systems may choose to allocate a greater portion of their instructional budgets toward AI-based or other technology-enabled learning solutions rather than traditional literacy programs, curriculum materials and related products. In addition, these technologies may increase competitive pressures, reduce demand for certain of the Company's offerings, or require the Company to make additional investments in product development and innovation. If the Company is unable to respond effectively to these changes, its revenues, market position and operating results could be adversely affected.

Copyright and training data liability. There is significant uncertainty and ongoing litigation in the United States and other jurisdictions regarding the extent to which the use of copyrighted works to train Generative AI models constitutes copyright infringement and gives rise to liability. The Company's extensive portfolio of published works may have been used, without authorization, in training datasets for Generative AI systems operated by third parties, potentially giving rise to claims that the Company may assert. Conversely, to the extent the Company incorporates Generative AI tools into its own content development or editorial processes, it may face claims that content so generated infringes the intellectual property rights of third parties whose works were used in training those models. The legal standards applicable to such claims remain unsettled and are subject to ongoing judicial and legislative development, and adverse outcomes in this area of law could expose the Company to significant liability or require it to materially alter its use of AI-enabled tools.

There can be no assurance that the Company will be able to adapt its business model and operations sufficiently rapidly or effectively to address the foregoing risks, and the Company's failure to do so could have a material adverse effect on its business, financial condition, and results of operations.

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

The Company has recorded a significant amount of goodwill and other identifiable intangible assets as a result of acquisitions. At May 31, 2026, there was $199.4 million of goodwill and $77.9 million of intangible assets on the Company's Consolidated Balance Sheet. The intangible assets are principally composed of customer lists, customer contracts/relationships, intellectual property, trade names and internally developed software. Failure to achieve business objectives and financial projections could result in asset impairments, which would result in noncash charges to the Company's Consolidated Statement of Operations. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with definite lives, which were $75.8 million at May 31, 2026, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and requires management to make significant estimates and judgments. A noncash intangible asset impairment charge could have a material adverse effect on the Company's financial position and results of operations. See Note 13, “Goodwill and Other Intangibles” of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for further information related to goodwill and intangible assets.

Risks Related to Competition

If we cannot anticipate technology trends and develop new products or adapt to new technologies responding to changing customer preferences, this could adversely affect our revenues or profitability.

The Company operates in highly competitive markets that are subject to rapid change, including, in particular, changes in customer preferences and changes and advances in relevant technologies, including rapid advances in AI. There are substantial uncertainties associated with the Company’s efforts to develop successful trade publishing, educational, and media products and services, including digital products and services, for its customers, as well as to adapt its print and other materials to new digital technologies, such as the internet cloud technologies, tablets, mobile and other devices and school-based technologies, as well as uncertainties involving the use of AI in connection with the foregoing. The Company makes significant investments in new products and services that may not be profitable, or whose profitability may be significantly lower than the Company anticipates or has experienced historically. In particular, in the context of the Company’s current focus on key digital opportunities, the markets are continuing to develop and the Company may be unsuccessful in establishing itself as a significant factor in any relevant market segment which does develop. Many aspects of markets which could develop for children and schools, such as the nature of the relevant software and devices or hardware, the size of the market, relevant methods of delivery and relevant content, as well as pricing models, are still evolving and will, most likely, be subject to change on a recurring basis until a pattern develops and becomes more defined. This could specifically impact the Company's ability to execute on a digital and print literacy solution, which requires a multi-year investment, through internal development, third party providers and/or acquisitions. In addition, the Company faces market risks associated with systems development and service delivery in its evolving school ordering and ecommerce businesses, as well as in responding to changes in how schools plan to utilize technology for virtual or remote learning and the potential impact on the demand for printed materials in schools.

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

The Company’s distribution channels include online retailers and ecommerce sites, digital delivery platforms and expanding social media and other marketing platforms. An increased concentration of retailer power has also resulted in the increased importance of mass merchandisers as well as of publishing best sellers to meet consumer demand. Currently, the Company’s top five U.S. trade customers make up approximately 74% of the Company’s U.S. trade business and 15% of the Company’s total revenues. Adverse changes in the mix of the major customers of the trade business, including the type of customer, which may also be engaged in a competitive business, or in their purchasing patterns or financial condition or the nature of their distribution arrangements with the trade business including any requirements related to environmental sustainability with which the Company must comply could negatively affect the profitability of the Company’s trade business and the Company’s financial performance.

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

Risks Related to Our Financial Condition and Capital Structure

Changes in interest rates, constraints on access to capital, or deterioration in credit market conditions could adversely affect the Company's financial condition, liquidity, and ability to fund its operations and strategic objectives.

The Company's operations and strategic plans, including its ongoing investments in digital transformation, entertainment production, and the integration of acquisitions such as 9 Story, require access to adequate liquidity and financing on commercially reasonable terms. The Company utilizes its credit facilities to support its working capital requirements and capital expenditure programs. Borrowings under any floating-rate credit facilities are subject to variability in interest rates and, accordingly, an increase in prevailing interest rates would increase the Company's cost of borrowing and could adversely affect the Company's interest expense and cash flows.

Tightening in credit market conditions or a deterioration in the Company's operating performance, financial position, or credit profile could adversely affect its ability to access the capital markets or to renew or replace its existing credit facilities on favorable terms, or at all.

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

In the ordinary course of our business, we collect and store in our internal and external data centers, cloud services and networks sensitive data, including but not limited to personal information of our customers, including information received from children. The Company is subject to privacy laws and regulations in the conduct of its business in the United States and in other jurisdictions in which it conducts its international operations, many of which vary significantly, relating to the collection and use of personal information. Significant regulations include the European Union General Data Protection Regulation, which became enforceable on May 25, 2018, and the California Consumer Privacy Act, which became effective in January 2020. As of 2026, approximately 20 states have enacted comprehensive consumer privacy laws, with additional amendments and new requirements continuing to take effect.

These laws vary significantly in scope, application, and enforcement and create a complex and evolving compliance environment.

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

Restructuring of federal education programs and agencies, including significant changes to or the potential elimination of the U.S. Department of Education, could materially reduce demand for the Company's educational products and adversely affect its Education business.

The Company's Education segment is materially dependent on the availability of federal, state, and local education funding to school districts and other educational institutions for the purchase of literacy programs, educational materials, and related products and services. Federal education funding, including programs administered under the Elementary and Secondary Education Act (including Title I grants targeted at schools serving high concentrations of students from low-income households) and other federal education initiatives, represents a significant source of funding available to the school districts and educational institutions that are the Company's primary customers in this segment.

Since 2025, the federal government has undertaken significant restructuring of the U.S. Department of Education, including material reductions in staffing levels and proposals to reorganize, curtail, or eliminate certain federal education programs and agencies. The scope and ultimate outcome of these restructuring efforts remain subject to significant uncertainty, including as a result of ongoing legislative, regulatory, and judicial proceedings. Any substantial reduction, reorganization, or elimination of federal education funding programs could materially reduce the budgets available to school districts to purchase the Company's literacy programs and educational materials, adversely affecting the Company's Education revenues and growth prospects.

While states and localities may seek to offset reductions in federal funding, there is no assurance they will do so, and they may instead reduce their own education budgets or reprioritize available funds away from the literacy materials and programs the Company provides. Any such reduction in available funding at the federal, state, or local level, or any material change in the procurement processes or funding eligibility criteria applicable to the purchase of literacy programs and educational materials, could have a material adverse effect on the Company's Education business, financial condition, and results of operations.

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

The evolving, fragmented and rapidly changing landscape of Environmental, Social and Governance ("ESG") reporting requirements and environmental regulatory obligations at the federal, state, and international levels could expose the Company to significant compliance costs, fines, penalties, and reputational harm.

ESG reporting requirements and related environmental regulatory obligations are evolving rapidly across the multiple jurisdictions in which the Company operates, and the regulatory landscape in this area continues to change in ways that are difficult to predict and that may impose significant compliance burdens on the Company.

In the United States, ESG-related regulatory requirements have expanded significantly at the state level, with individual states, notably California, enacting mandatory climate disclosures of various types. Additional states have enacted or are actively developing similar requirements, resulting in an environment where the Company may simultaneously be subject to multiple overlapping state-level ESG reporting obligations, each with their own filing deadlines and compliance standards. The pace with which such state-level requirements are being introduced or revised means that the Company may not have adequate advance notice of new obligations to implement the systems, processes, and reporting infrastructure required to achieve timely compliance.

In addition, jurisdictions outside of the United States have adopted their own ESG reporting obligations. In particular, the European Union's (EU's) Corporate Sustainability Reporting Directive ("CSRD") requires detailed, audited sustainability disclosures from companies operating within EU jurisdictions above applicable revenue and employee thresholds, applying standards developed under the European Sustainability Reporting Standards ("ESRS"). These international requirements may vary materially from each other and from U.S. requirements, further creating a complex compliance landscape.

In addition to reporting obligations, various jurisdictions impose binding carbon emissions reduction targets, among other requirements. The timelines for such targets are subject to revision and may be accelerated by regulatory authorities without adequate notice, creating a risk that the Company may be unable to adapt its operations and supply chain practices quickly enough to achieve compliance. The Company's printing and distribution operations, may have difficulty in achieving the emissions reductions required under applicable regulatory frameworks within the required timeframes.

Non-compliance with ESG reporting requirements or emissions reduction obligations — whether as a result of missed filing deadlines, incomplete or inaccurate disclosures, or failure to achieve required reductions in the Company's carbon footprint — could result in investigations, fines and civil penalties, restrictions on the Company's ability to operate or sell products in affected jurisdictions, and reputational harm. The significant cost of building and maintaining the reporting infrastructure, third-party verification arrangements, and internal controls required to comply with these evolving obligations could materially increase the Company's operating costs.

There can be no assurance that the Company will be able to identify and respond to new ESG-related regulatory requirements applicable to the Company with sufficient timeliness, or that the Company will achieve all applicable environmental targets within required timeframes. Failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations, and reputation.

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

Trade policies and tariff regulations have changed significantly since 2025 and continue to evolve. The United States has imposed, modified, and in certain cases replaced tariffs on imported goods under various statutory authorities, while other countries have implemented or may implement responsive trade measures. Trade policies affecting imports from major trading partners, including China, Canada, Mexico, the European Union, and other countries, remain subject to ongoing regulatory, judicial, and political developments. In addition, uncertainty regarding future trade policies may make it more difficult to forecast costs, manage inventory, and plan pricing strategies. To the extent we are unable to mitigate increased costs through pricing actions, operational efficiencies, sourcing changes, or other measures, our gross margins, operating income, net income, and cash flows could be adversely affected.

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

The Information Security & Compliance team is led by the Executive Director, Information Security and Compliance, who has 29 years of experience in IT and Security, including business risk management and cybersecurity, and reports to the Chief Information Security Officer (CISO), who has over 28 years in information technology and security roles. The Information Security & Compliance team has established processes and procedures that guide and enable continuous monitoring, detection, prevention, mitigation, and remediation of cybersecurity incidents. These processes are carried out using various security platforms tools, capabilities and strategies including tests of the Company's information security program, tabletop exercises, penetration and vulnerability testing, disaster recovery (DR) simulations, and other exercises to evaluate the effectiveness of the information security program and improve the security measures and planning. The Incident Response team utilizes procedures that identify escalation paths when security events are identified. Incident priorities dictate the escalation of events and how an Incident manager reports them to the executive leadership team within the Company and to the Board of Directors.

Cybersecurity risks remain a persistent challenge, as the threat landscape continues to evolve alongside technological advancements. While diligent efforts are made, complete risk elimination or incident assurances are not feasible.

Item 2 | Properties
As of May 31, 2026, the Company operated the following facilities:

Location	Primary Purpose	Owned Square Footage	Leased Square Footage
Metropolitan NY Area	Principal offices	—	230,000
U.S. Various Locations (1)	Book Fairs warehouses	—	2,302,000
Jefferson City, MO Area	Primary warehouse and distribution facility	—	1,414,000
International (2)	Warehouse and office space	236,000	916,000

(1) Consists of approximately 40 book fairs warehouses.
(2) Consists of approximately 60 facilities in Canada, the United Kingdom, Ireland, Australia, New Zealand and Asia. The owned facilities are located in the United Kingdom and Australia.

In fiscal 2026, the Company completed the sale of its headquarters location at 555-557 Broadway in New York, NY (SoHo) and its primary distribution facility in Jefferson City, Missouri. Concurrent with these sales, the Company entered into a 15-year lease for a portion of its headquarters building ("SoHo lease") and a 20-year lease for the distribution facility ("Jefferson City lease"), both with two 10-year renewal options. Refer to Note 4, "Sale and Leaseback Transactions," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for further details.
The Company considers its properties adequate for its current needs. With respect to the Company’s leased properties, no difficulties are anticipated in negotiating renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. For further information concerning the Company’s obligations under its leases, see Note 1, "Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies," and Note 11, "Leases," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Item 3 | Legal Proceedings

Various claims and lawsuits arising in the normal course of business are pending against the Company. The Company accrues a liability for such matters when it is probable that a liability has occurred and the amount of such liability can be reasonably estimated.  When only a range can be estimated, the most probable amount in the range is accrued unless no amount within the range is a better estimate than any other amount, in which case the minimum amount in the range is accrued. Legal costs associated with litigation loss contingencies are expensed in the period in which they are incurred. The Company does not expect, in the case of those claims and lawsuits where a loss is considered probable or reasonably possible, after taking into account any amounts currently accrued, that the reasonably possible losses from such claims and lawsuits would have a material adverse effect on the Company’s consolidated financial position or results of operations. See Note 7, "Commitments and Contingencies," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further discussion.

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

Holders: The number of holders of record of Class A Stock and Common Stock as of July 21, 2026 were 3 and 168, respectively.

Dividends: On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of Company earnings, cash position and other relevant factors. On July 22, 2026, the Company announced its regular cash dividend of $0.25 per Class A and Common share in respect of the first quarter of fiscal 2027, representing a 25% increase from the previous dividend of $0.20 per share. The dividend is payable on September 15, 2026 to shareholders of record as of the close of business on August 31, 2026. All dividends have been in compliance with the Company’s debt covenants.

Share Purchases: During fiscal 2026, the Company repurchased 7,336,966 of Common Stock, consisting of 4,502,948 acquired through open market purchases at an average price of $35.96 per share and 2,834,018 acquired through a modified Dutch auction tender offer at price of $40.00 per share. The aggregate cost of share repurchases was $268.6 million, including related fees and expenses and $2.4 million of excise tax. See Note 16, "Treasury Stock," of Notes to Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details regarding the modified Dutch auction tender offer. During fiscal 2025, the Company repurchased 3,482,280 of Common Stock at an average price of $20.10 per share for an aggregate cost of $70.9 million, inclusive of fees and excise tax. As of May 31, 2026, approximately $183.0 million remains available for future purchases of Common Stock, which represents the amount remaining under the current $297.0 million Board authorization for Common share repurchases announced on March 18, 2026, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended May 31, 2026:

Date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value in millions) that may yet be purchased under the plans or programs (i)
March 1, 2026 through March 31, 2026	471,309	$34.87	471,309	$300.0
April 1, 2026 through April 30, 2026 (ii)	2,834,018	$40.00	2,834,018	186.6
May 1, 2026 through May 31, 2026	92,062	$39.17	92,062	183.0
Total	3,397,389		3,397,389	$183.0
(i) Total represents the amount remaining under the current $297.0 million Board authorization for Common share repurchases announced on March 18, 2026, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.
(ii) Represents shares of Common Stock repurchased pursuant to a modified Dutch auction tender offer.

Stock Price Performance Graph
The graph below matches the Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies that includes Pearson PLC, John Wiley & Sons Inc. and Stride, Inc. The graph tracks the performance of a $100 investment in the Corporation’s Common Stock, in the index and in the peer group (with the reinvestment of all dividends) from June 1, 2021 to May 31, 2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scholastic Corporation, the NASDAQ Composite Index
and a Peer Group

225
200
175
150
125
100
75
50
25
Index Value
5/21
5/22
5/23
5/24
5/25
5/26
Period Ending
Scholastic Corporation
NASDAQ Composite Index
Peer Group

*$100 invested on 5/31/21 in stock or index, including reinvestment of dividends

	Fiscal year ending May 31,
	2021	2022	2023	2024	2025	2026
Scholastic Corporation	$100.00	$113.31	$130.75	$113.12	$56.23	$135.25
NASDAQ Composite Index	100.00	87.87	94.08	121.72	139.02	196.18
Peer Group	100.00	89.78	86.20	111.95	168.49	142.90

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 | [Reserved]

Item 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company categorizes its businesses into four reportable segments: Children’s Book Publishing and Distribution; Education; Entertainment; and International.

The following discussion and analysis of the Company’s financial position and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Overview and Outlook

Overview
Revenues from operations for the fiscal year ended May 31, 2026 decreased by $43.6 million, or 2.7%, to $1,581.9 million, compared to $1,625.5 million in the prior fiscal year. The Company reported net income per basic and diluted share of Class A and Common Stock of $2.39 and $2.34, respectively, for the fiscal year ended May 31, 2026, compared to net loss per basic and diluted share of Class A and Common Stock of $0.07 and $0.07, respectively, in the prior fiscal year.

Fiscal 2026 reflected the continued execution of the Company's multi-year transformation strategy, focused on strengthening its organizational structure, enhancing operating efficiency, optimizing its portfolio, and improving capital allocation. Growth in Book Fairs, driven by increases in both fair count and revenue per fair, as well as higher Entertainment revenues, substantially offset declines in trade channel revenues resulting from the challenging prior-year publishing comparisons and lower Education revenues attributable to the continued funding volatility. Despite the overall decline in revenues, operating income remained relatively consistent with the prior year as the Company continued to execute disciplined cost management initiatives and realize operational efficiencies. Additionally, following the completion of the sale-leaseback transactions, the Company returned more than $285 million of capital to shareholders through share repurchases, including a modified Dutch auction tender offer, and the payment of cash dividends.

Outlook
Looking ahead to fiscal 2027, the Company intends to focus its School Reading Events business on increasing fair count, while further simplifying the Book Clubs program and improving execution to enhance engagement with teachers and families. The Company also expects to benefit from a strong global publishing pipeline, including the release of the next title in the best-selling Dog Man series in November and new publishing related to the new Harry Potter series on HBO, as well as new titles in The Baby-Sitters Club, Wings of Fire, and I Survived franchises. In addition, a new Clifford the Big Red Dog animated series is expected to premiere on PBS KIDS in 2027. Within Education, school and district funding conditions are expected to remain volatile, particularly in supplemental curriculum. The Company intends to build on its core literacy strengths to position the business for a return to growth as its strategy advances and market conditions stabilize. Overall, the Company remains focused on executing its strategic priorities, maintaining disciplined cost management, and making targeted investments in areas with the greatest potential to drive long-term growth, strengthen engagement with children, families, and educators, and enhance shareholder value.

Critical Accounting Policies and Estimates

General:

The Company’s discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: accounts receivable allowance for credit losses; variable consideration related to anticipated returns; allocation of transaction price to contractual performance obligations; pension and other postretirement obligations; inventory reserves; deferred income taxes and tax reserves; the timing and amount of future income taxes and related deductions; uncertain tax positions; expected economic life and recoverability of investment in film and television programs and prepublication costs; royalty advance reserves and royalty expense accruals; the impairment assessment of goodwill intangibles and other long-lived assets; and the incremental borrowing rate used to determine the present value of future lease payments and related lease liabilities. For a complete description of the Company’s significant accounting policies, see Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.” The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

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

Estimated returns:

For sales that include a right of return, the Company estimates the transaction price and records revenues as variable consideration based on the amounts the Company expects to ultimately be entitled. In order to determine estimated returns, the Company utilizes historical return rates, sales patterns, types of products and expectations and recognizes a corresponding reduction to Revenues and Cost of goods sold. Management also considers patterns of sales and returns in the months preceding the fiscal year, as well as actual returns received subsequent to the fiscal year, available customer and market specific data and other return rate information that management believes is relevant. In addition, a refund liability is recorded within Other accrued expenses for the consideration to which the Company believes it will not ultimately be entitled and a return asset is recorded within Prepaid expenses and other current assets for the expected inventory to be returned. Actual returns could differ from the Company's estimate. A one percentage point change in the estimated reserve for returns rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2026 of approximately $5.1 million.

Inventories:

Inventories, consisting principally of books, are stated at the lower of cost, using the first-in, first-out method, or net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the expected future sales of existing inventory driven by estimates around forecasted purchases, inventory consumption costs, and the sell-through rate of current fiscal year purchases. In accordance with the Company's inventory retention policy, expected future sales of existing inventory are compared against historical usage by channel for reasonableness and any specifically identified excess or obsolete inventory, due to an anticipated lack of demand, will also be reserved. The impact of a one percentage point change in the obsolescence reserve rate would have resulted in an increase or decrease in operating income for the year ended May 31, 2026 of approximately $3.5 million.

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

Results of Operations - Consolidated

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2026		2025
	$	% (1)	$	% (1)
Revenues:
Children’s Book Publishing and Distribution	$964.2	61.0	$963.9	59.3
Education	267.6	16.9	309.8	19.1
Entertainment	65.7	4.2	61.0	3.8
International	277.2	17.5	279.6	17.2
Other (2)	7.2	0.4	11.2	0.6
Total revenues	1,581.9	100.0	1,625.5	100.0
Cost of goods sold	689.8	43.6	718.8	44.2
Selling, general and administrative expenses	807.2	51.0	822.3	50.6
Depreciation and amortization	58.8	3.7	65.7	4.0
Asset impairments and write downs	10.9	0.7	2.9	0.2
Operating income (loss)	15.2	1.0	15.8	1.0
Interest income	2.9	0.2	2.2	0.1
Interest expense	(14.1)	(0.9)	(18.2)	(1.1)
Other components of net periodic benefit (cost)	(1.3)	(0.1)	(1.1)	(0.1)
Loss on sale of investments	(17.2)	(1.1)	—	—
Gain on sale and leaseback transactions	99.7	6.3	—	—
Earnings (loss) before income taxes	85.2	5.4	(1.3)	(0.1)
Provision (benefit) for income taxes	28.5	1.8	0.6	0.0
Net income (loss)	$56.7	3.6	$(1.9)	(0.1)

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$2.39		$(0.07)
Diluted	$2.34		$(0.07)
(1) Represents percentage of total revenues.
(2) Represents rental income related to leased space in the Company's headquarters which was not allocated to a segment. As a result of the sale and leaseback transactions completed during the third quarter of fiscal 2026, the Company no longer owns the underlying leasable space. Refer to Note 4, "Sale and Leaseback Transactions", and Note 11, "Leases", of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for further details.

Results of Operations – Consolidated

The section below is a discussion of the Company's fiscal year 2026 results compared to fiscal year 2025. A discussion of the Company's fiscal year 2025 results compared to fiscal year 2024 is not included in this Form 10-K and can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended May 31, 2025, filed as part of the Company's Form 10-K dated July 25, 2025.

Fiscal 2026 compared to fiscal 2025

Revenues from operations for the fiscal year ended May 31, 2026 decreased by $43.6 million, or 3%, to $1,581.9 million, compared to $1,625.5 million in the prior fiscal year.

Children’s Book Publishing and Distribution segment revenues were consistent with the prior fiscal year, increasing by $0.3 million. Increased revenues from School Reading Events, primarily driven by higher fair count, were substantially offset by lower trade channel revenues, as the prior year benefited from increased sales related to the release of Suzanne Collins’ Sunrise on the Reaping, as well as lower book clubs channel revenues due to reduced sponsor participation.

Education segment revenues decreased by $42.2 million, primarily driven by lower sales of supplemental curriculum products due to the continued challenging funding environment for schools and school districts, coupled with lower subscription revenues from Magazines+ and lower revenues from sponsored programs.

Entertainment segment revenues increased by $4.7 million, reflecting increased revenues from production services.

International segment revenues decreased by $2.4 million, primarily driven by lower trade channel revenues in Canada and the U.K., partially offset by increased trade and education sales in Asia and higher trade channel revenues in Australia, as well as favorable foreign currency exchange of $6.3 million.

Rental income, included in the Overhead segment, decreased by $4.0 million compared to the prior fiscal year, primarily as a result of the sale-leaseback of the Company’s headquarters in New York City in fiscal 2026, after which the Company no longer owned the underlying leasable space.

Components of Cost of goods sold for fiscal years 2026 and 2025 are as follows:

	($ amounts in millions)
	2026	% of revenue	2025	% of revenue
Product, service and production costs and inventory reserves	$395.2	25.0%	$419.1	25.8%
Royalty costs	120.2	7.6	129.4	8.0
Prepublication and production amortization	33.5	2.1	31.9	2.0
Postage, freight, shipping, fulfillment and all other costs	140.9	8.9	138.4	8.4
Total cost of goods sold	$689.8	43.6%	$718.8	44.2%

Cost of goods sold as a percentage of revenues for the fiscal year ended May 31, 2026 was 43.6%, compared to 44.2% in the prior fiscal year. The decrease was primarily driven by lower product costs in the Education and International segments, reflecting the mix of products sold during the year ended May 31, 2026, as well as lower royalty costs in the U.S. trade channel due to a shift in sales mix toward titles with lower royalty rates. In addition, Cost of goods sold was favorably impacted by tariff mitigation actions and tariff refunds received during fiscal 2026. These improvements were partially offset by higher shipping and postage costs associated with sponsored programs in Education and higher fulfillment costs in Canada.

Selling, general and administrative expenses for the fiscal year ended May 31, 2026 were $807.2 million, compared to $822.3 million in the prior fiscal year. The $15.1 million decrease was primarily attributable to lower employee-related and external labor costs resulting from the Company's prior reorganization efforts and cost-saving initiatives, as well as reduced spending on general overhead expenses. These decreases were partially offset by higher severance expense of $4.6 million related to cost-saving initiatives in the year ended May 31, 2026 and higher rent expense of $8.4 million resulting from the sale and leaseback of the Company's New York City headquarters. The Company expects rental expense to increase in fiscal 2027 compared to fiscal 2026, primarily due to the recognition of a full year of expense associated with the Company's leased headquarters and primary distribution facilities.

Depreciation and amortization expenses for the fiscal year ended May 31, 2026 were $58.8 million, compared to $65.7 million in the prior fiscal year. The $6.9 million decrease was primarily attributable to the sale of the Company's headquarters in New York City and distribution center in Jefferson City, Missouri during fiscal 2026.

Asset impairments and write downs for the fiscal year ended May 31, 2026 were $10.9 million, compared to $2.9 million in the prior year. In fiscal 2026, the Company recognized impairments of $4.3 million related to certain products within the Education segment and $5.2 million within the Entertainment segment, primarily related to certain film and television programs in development. In addition, the Company recognized impairments of $1.4 million within the Children's Book Publishing and Distribution segment related to a product that is no longer being sold and inventory destroyed in a warehouse fire. In fiscal 2025, the Company recognized impairments of $1.2 million related to certain digital products in Children's Book Publishing and Distribution and Education, $1.1 million related to certain inventory and other assets in Asia, and $0.6 million related to the early exit of leased office space in the U.S., Canada and Ireland.

Interest income for the fiscal year ended May 31, 2026 was $2.9 million, compared to $2.2 million in the prior fiscal year. The increase was attributable to higher average short term investment balances during the year ended May 31, 2026, primarily reflecting the net proceeds received from the sale and leaseback transactions. The Company invests excess cash in short term investments that earn competitive interest rates, which generally move in line with changes in the Federal Funds rate.

Interest expense for the fiscal year ended May 31, 2026 was $14.1 million, compared to $18.2 million in the prior fiscal year. The decrease was due to repayments of borrowings under the U.S. Credit Agreement during the year ended May 31, 2026.

Loss on sale of investments for the fiscal year ended May 31, 2026 was $17.2 million. During fiscal 2026, the Company sold its 26.2% equity interest in a U.K.-based children’s book publishing business, resulting in the loss.

Gain on sale and leaseback transactions for fiscal year ended May 31, 2026 was $99.7 million. During fiscal 2026, the Company completed sale and leaseback transactions related to its headquarters in New York City and primary distribution center in Jefferson City, Missouri, resulting in a pre-tax gain of $99.7 million.

The Company’s effective tax rate for the fiscal year ended May 31, 2026 was 33.4%, compared to 46.2% in the prior fiscal year. The Company's effective tax rate differed from the statutory rate primarily due to higher state and local income taxes attributable to the tax gain on the sale-leaseback transactions and non-deductible compensation for covered executive employees.

Net income for fiscal 2026 was $56.7 million compared to net loss of $1.9 million in fiscal 2025, an improvement of $58.6 million. The basic and diluted earnings per share of Class A Stock and Common Stock was $2.39 and $2.34, respectively, in fiscal 2026, compared to basic and diluted loss per share of Class A Stock and Common Stock of $0.07 and $0.07, respectively, in fiscal 2025. Outstanding shares decreased 25% from 25.0 million to 18.7 million as of May 31, 2026 which is expected to benefit earnings per share calculations in fiscal 2027.

Results of Operations – Segments

CHILDREN’S BOOK PUBLISHING AND DISTRIBUTION

($ amounts in millions)	2026 compared to 2025
	2026	2025	$ change	% change
Revenues	$964.2	$963.9	$0.3	0.0%
Cost of goods sold	393.5	410.2	(16.7)	(4.1)
Other operating expenses *	426.4	422.4	4.0	0.9
Asset impairments and write downs	1.4	0.6	0.8	133.3
Operating income (loss)	$142.9	$130.7	$12.2	9.3%
Operating margin	14.8%	13.6%
* Other operating expenses include selling, general and administrative expenses and depreciation and amortization.

Fiscal 2026 compared to fiscal 2025

Revenues for the fiscal year ended May 31, 2026 increased by $0.3 million to $964.2 million, compared to $963.9 million in the prior fiscal year. Higher revenues from School Reading Events of $20.6 million were substantially offset by a $20.3 million decrease in trade channel revenues. Within School Reading Events, book fairs channel revenues increased by $27.7 million, primarily driven by higher fair count as well as higher revenue per fair and increased redemptions of book fair incentive program credits. This increase was partially offset by lower book clubs channel revenues of $7.1 million primarily due to lower sponsor participation. Within the trade channel, the year-over-year revenue decline was attributable to elevated sales in the prior fiscal year following the release of Sunrise on the Reaping by Suzanne Collins. This decline was partially offset by higher sales of backlist titles from The Hunger Games and other bestselling series.

Cost of goods sold for the fiscal year ended May 31, 2026 was $393.5 million, or 40.8% of revenues, compared to $410.2 million, or 42.6% of revenues, in the prior fiscal year. The decrease in Cost of goods sold as a percentage of revenues was primarily attributable to lower royalty costs in the trade channel, driven by a shift in sales mix toward titles with lower royalty rates during the fiscal year ended May 31, 2026. In addition, Cost of goods sold was favorably impacted by improved inventory utilization in the book clubs channel, resulting in lower excess and obsolete inventory, as well as tariff mitigation actions and tariff refunds received during fiscal 2026.

Other operating expenses were $426.4 million for the fiscal year ended May 31, 2026, compared to $422.4 million in the prior fiscal year. The $4.0 million increase in Other operating expenses was primarily due to inflationary pressures on employee-related and general expenses, largely within the book fairs channel. The Company expects Other operating expenses to increase in fiscal 2027 compared to fiscal 2026, primarily due to the recognition of a full year of rental expense associated with the Company's leased headquarters and primary distribution facilities.

Asset impairments were $1.4 million for the fiscal year ended May 31, 2026, compared to $0.6 million in the prior fiscal year. In fiscal 2026, the Company recognized asset impairments of $0.8 million related to a certain product that is no longer being sold and $0.6 million related to inventory destroyed in a warehouse fire. In fiscal 2025, the Company recognized an asset impairment of $0.6 million related to certain digital products. Refer to Note 5, "Asset Write Down," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details.

Segment operating income for the fiscal year ended May 31, 2026 was $142.9 million, compared to $130.7 million in the prior fiscal year. The $12.2 million increase in operating income was primarily attributable to favorable cost of goods sold, driven by lower royalty costs in the trade channel as well as improved inventory utilization in the book clubs channel, which resulted in lower excess and obsolete inventory. This was partially offset by higher employee-related and general expenses in the book fairs channel due to inflationary pressures.

EDUCATION

($ amounts in millions)	2026 compared to 2025
	2026	2025	$ change	% change
Revenues	$267.6	$309.8	$(42.2)	(13.6)%
Cost of goods sold	104.1	122.8	(18.7)	(15.2)
Other operating expenses *	163.3	180.1	(16.8)	(9.3)
Asset impairments	4.3	0.6	3.7	NM
Operating income (loss)	$(4.1)	$6.3	$(10.4)	NM
Operating margin	NM	2.0%
 * Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful

Fiscal 2026 compared to fiscal 2025

Revenues for the fiscal year ended May 31, 2026 decreased by $42.2 million to $267.6 million, compared to $309.8 million in the prior fiscal year. The decrease in segment revenues was primarily driven by lower sales of supplemental curriculum products due to the continued challenging funding environment for schools and school districts, coupled with lower subscription revenues from Magazines+ and lower revenues from sponsored programs.

Cost of goods sold for the fiscal year ended May 31, 2026 was $104.1 million, or 38.9% of revenues, compared to $122.8 million, or 39.6% of revenues, in the prior fiscal year. Cost of goods sold as a percentage of revenues benefited from lower product costs driven by the mix of products sold during the year ended May 31, 2026, combined with improved inventory utilization, resulting in lower excess and obsolete inventory. These benefits were partially offset by higher shipping and postage costs associated with sponsored programs.

Other operating expenses were $163.3 million for the fiscal year ended May 31, 2026, compared to $180.1 million in the prior fiscal year. The $16.8 million decrease in Other operating expenses was primarily attributable to lower employee-related and external labor costs, as well as reduced general overhead spending.

Asset impairments were $4.3 million for the fiscal year ended May 31, 2026, compared to $0.6 million in the prior fiscal year. In fiscal 2026, the Company recognized asset impairments of $4.3 million related to certain education products that were no longer being sold or developed. In fiscal 2025, the Company recognized asset impairments of $0.6 million related to certain digital products that were no longer being sold. Refer to Note 5, "Asset Write Down," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details.

Segment operating loss for the fiscal year ended May 31, 2026 was $4.1 million, compared to operating income of $6.3 million in the prior fiscal year. The overall decline of $10.4 million was driven by lower revenues, primarily reflecting the continued challenging funding environment for schools and school districts, as well as asset impairment charges recognized during the year ended May 31, 2026. This decline was partially offset by lower employee-related and external labor costs, as well as reduced general overhead spending.
ENTERTAINMENT

($ amounts in millions)	2026 compared to 2025
	2026	2025	$ change	% change
Revenues	$65.7	$61.0	$4.7	7.7%
Cost of goods sold	37.9	33.4	4.5	13.5
Other operating expenses *	38.7	39.2	(0.5)	(1.3)
Asset impairments and write downs	5.2	0.5	4.7	NM
Operating income (loss)	$(16.1)	$(12.1)	$(4.0)	(33.1)%
Operating margin	NM	NM

* Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful
The Entertainment segment includes the operations of 9 Story, as acquired on June 20, 2024, and Scholastic Entertainment Inc. ("SEI"). Refer to Note 12, "Acquisitions," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details regarding the acquisition of 9 Story.

Revenues for the fiscal year ended May 31, 2026 increased by $4.7 million to $65.7 million, compared to $61.0 million in the prior fiscal year period. The increase in segment revenues was primarily driven by higher revenues from production services.

Cost of goods sold for the fiscal year ended May 31, 2026 was $37.9 million, or 57.7% of revenues, compared to $33.4 million, or 54.8% of revenues, in the prior fiscal year. The increase was primarily driven by the revenue mix, with an increase in production services revenue, which generally carries higher associated costs.

Other operating expenses for the fiscal year ended May 31, 2026 were $38.7 million, compared to $39.2 million in the prior fiscal year. The $0.5 million decrease in Other operating expenses was primarily attributable to lower severance expense from cost-saving initiatives and the absence of acquisition-related costs incurred in the prior fiscal year in connection with the acquisition of 9 Story. These decreases were partially offset by increased employee-related costs.

Asset impairments and write downs for the fiscal year ended May 31, 2026 were $5.2 million, compared to $0.5 million in the prior fiscal year. During fiscal 2026, the Company recognized asset impairments of $4.9 million related to certain film and television programs in development and $0.3 million related to its ownership interest in a children's book publishing business located in the UK. During fiscal 2025, the Company early exited certain leased office space as a result of which the Company recognized an impairment expense of $0.5 million, primarily related to the right-of-use asset associated with the operating leases. Refer to Note 5, "Asset Write Down," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details.

Segment operating loss for the fiscal year ended May 31, 2026 was $16.1 million compared to $12.1 million in the prior fiscal year. The $4.0 million increase in operating loss was primarily attributable to asset impairment charges recognized during the year ended May 31, 2026.

INTERNATIONAL

($ amounts in millions)	2026 compared to 2025
	2026	2025	$ change	% change
Revenues	$277.2	$279.6	$(2.4)	(0.9)%
Cost of goods sold	155.0	159.3	(4.3)	(2.7)
Other operating expenses *	115.8	120.2	(4.4)	(3.7)
Asset impairments and write downs	—	1.1	(1.1)	NM
Operating income (loss)	$6.4	$(1.0)	$7.4	NM
Operating margin	2.3%	NM

* Other operating expenses include selling, general and administrative expenses and depreciation and amortization.
NM Not meaningful
Fiscal 2026 compared to fiscal 2025

Revenues for the fiscal year ended May 31, 2026 decreased by $2.4 million to $277.2 million compared to $279.6 million in the prior fiscal year. Local currency revenues in the Company's ongoing foreign operations decreased by $8.7 million, excluding a favorable foreign exchange impact of $6.3 million. In Canada, local currency revenues decreased by $6.2 million, primarily driven by lower trade, book clubs and education channel revenues. In the U.K., local currency revenues decreased by $5.0 million, primarily reflecting lower trade channel sales. The declines in trade channel revenues in both Canada and the U.K. were due, in part, to increased sales in the prior fiscal year associated with the release of Suzanne Collins' Sunrise on the Reaping. In Australia and New Zealand, local currency revenues decreased by $0.4 million, driven by lower education sales in New Zealand, which were largely offset by higher trade channel sales in Australia. Export channel sales also decreased by $0.5 million compared to the prior fiscal year. These declines were partially offset by a $3.4 million increase in local currency revenues in Asia, primarily driven by increased trade and education sales, including growth in India.

Cost of goods sold for the fiscal year ended May 31, 2026 was $155.0 million, or 55.9% of revenues, compared to $159.3 million, or 57.0% of revenues, in the prior fiscal year. Cost of goods sold as a percentage of revenues decreased primarily due to lower product costs driven by the mix of products sold in Australia, Canada and the U.K. during the year ended May 31, 2026, partially offset by higher fulfillment costs in Canada.

Other operating expenses were $115.8 million for the fiscal year ended May 31, 2026, compared to $120.2 million in the prior fiscal year. Other operating expenses decreased by $4.4 million, primarily due to lower employee-related costs in Asia, Canada, the U.K., and certain overhead functions resulting from operational efficiencies and prior cost-saving initiatives, including a $2.1 million decrease in severance expense related to such initiatives.

Asset impairments and write downs were $1.1 million for the fiscal years ended May 31, 2025. In fiscal 2025, the Company recognized an asset impairment of $1.1 million related to certain inventory and other assets that were not recoverable as a result of the reorganization in China.

Segment operating income for the fiscal year ended May 31, 2026 was $6.4 million, compared to an operating loss of $1.0 million in the prior fiscal year. The $7.4 million improvement was primarily driven by lower employee-related costs, including lower severance expense, primarily in Asia, resulting from operational efficiencies and prior cost-saving initiatives, as well as improved margins in Australia, reflecting lower product costs due to the mix of products sold in fiscal 2026. Operating income also benefited from the absence of asset impairment charges that were recognized in the prior fiscal year.

Overhead

Fiscal 2026 compared to fiscal 2025

Unallocated overhead expense for the fiscal year ended May 31, 2026 increased by $5.8 million to $113.9 million, compared to $108.1 million in the prior fiscal year. The increase was primarily attributable to the $7.2 million impact of sale and leaseback transactions completed during the third quarter of fiscal 2026, which resulted in lower rental income and higher rent expense, partially offset by lower depreciation expense. In addition, the Company incurred $7.9 million of higher severance expense related to cost-savings initiatives, which was partially offset by lower employee-related costs resulting from reorganization efforts implemented in prior periods. The Company expects rental expense to increase in fiscal 2027 compared to fiscal 2026, primarily due to the recognition of a full year of expense associated with the Company's leased headquarters facility.

Liquidity and Capital Resources

Fiscal 2026 compared to fiscal 2025

Cash provided by operating activities was $50.9 million for the fiscal year ended May 31, 2026, compared to cash provided by operating activities of $124.2 million for the prior fiscal year, representing a decrease in cash provided by operating activities of $73.3 million. The decrease was primarily driven by higher net tax payments of $41.4 million, largely attributable to the gain recognized on the sale-leaseback transactions, as well as an additional contribution to the U.K. Pension Plan and higher severance and postage payments. In addition, the Company generated lower rental income from leasable space within its New York headquarters building, which was sold during fiscal 2026. These cash outflows were partially offset by lower royalty advance payments.

Cash provided by investing activities was $405.8 million for the fiscal year ended May 31, 2026, compared to cash used in investing activities of $252.9 million for the prior fiscal year, representing an increase in cash provided by investing activities of $658.7 million. This increase was primarily driven by $452.4 million of pre-tax net proceeds from sale and leaseback transactions related to the Company's New York City headquarters and Jefferson City, Missouri primary distribution center, as well as $19.4 million of net proceeds from the sale of the Company's 26.2% equity interest in a U.K.-based children’s book publishing business. The increase was also attributable to the absence of the $176.2 million cash outflow incurred in the prior fiscal year in connection with the acquisition of 9 Story, as well as lower capital and prepublication expenditures of $10.4 million.

Cash used in financing activities was $446.0 million for the fiscal year ended May 31, 2026, compared to cash provided by financing activities of $137.3 million for the prior fiscal year, representing an increase in cash used by financing activities of $583.3 million. This change was primarily attributable to net repayments of $175.0 million under the U.S. Credit Agreement during fiscal 2026, compared to net borrowings of $250.0 million in the prior fiscal year to fund the acquisition of 9 Story. In addition, the Company repurchased $265.9 million of common stock, compared to $70.0 million in the prior fiscal year, and made higher net repayments of film obligations of $17.3 million. These uses of cash were partially offset by $17.4 million of higher proceeds from stock option exercises.

Cash Position

The Company’s cash and cash equivalents totaled $134.9 million at May 31, 2026 and $124.0 million at May 31, 2025. Cash and cash equivalents held by the Company’s U.S. operations totaled $66.6 million at May 31, 2026 and $48.7 million at May 31, 2025.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives, such as share repurchases or dividend declarations. During fiscal 2026, the Company repurchased $150.6 million of its common stock through open-market transactions and $113.4 million through a modified Dutch tender offer, in each case excluding taxes and fees. See Note 16, "Treasury Stock," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for further details. Under the Company's share repurchase program, $183.0 million remained available for future purchases of Common Stock as of May 31, 2026.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of May 31, 2026, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $134.9 million, cash from operations and the Company's U.S. Credit Agreement. The Company expects the U.S. Credit Agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The U.S. Credit Agreement has a borrowing limit of $400 million and a maturity date of November 26, 2029. See Note 6, "Debt," of Notes to the Consolidated Financial Statements in Item 8, "Consolidated Financial Statements and Supplementary Data" for more information regarding the U.S. Credit Agreement. As of May 31, 2026, the Company's U.S. Credit Agreement, less borrowings of $75.0 million and commitments of $0.4 million, had $324.6 million of availability. Additionally, the Company has short-term credit facilities of $36.1 million, less current borrowings of $5.5 million and commitments of $5.0 million, resulting in $25.6 million of current availability under these facilities at May 31, 2026. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

The following table summarizes, as of May 31, 2026, the Company’s contractual cash obligations by future period (see Notes 6, 7, 11 and 17 of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data”):

				$ amounts in millions
	Payments Due By Period
Contractual Obligations	1 Year or Less	Years 2-3	Years 4-5	After Year 5	Total
Minimum print quantities	$0.4	$1.0	$0.3	$—	$1.7
Royalty advances	20.1	12.2	3.7	1.6	37.6
Lines of credit and short-term debt	5.5	—	—	—	5.5
Long-term debt	—	—	75.0	—	75.0
Film related obligations (1)	2.6	14.4	0.1	—	17.1
Finance leases (2)	3.9	5.9	4.6	2.8	17.2
Operating leases	49.4	90.0	72.4	335.5	547.3
Pension and postretirement plans	2.4	4.8	4.7	11.6	23.5
Total	$84.3	$128.3	$160.8	$351.5	$724.9
(1) Film related obligations are due on demand. Outstanding borrowings are presented by fiscal year maturity based on expected repayment dates per loan agreements.
(2) Includes principal and interest.

Financing

Loan Agreement

The Company is party to the U.S. Credit Agreement and certain credit lines with various banks, including those related to film related obligations. For a more complete description of the U.S. Credit Agreement, as well as the Company's other debt obligations, reference is made to Note 6, "Debt," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Acquisitions

In the ordinary course of business, the Company explores domestic and international expansion opportunities, including potential niche and strategic acquisitions. As part of this process, the Company engages with interested parties in discussions concerning possible transactions. The Company will continue to evaluate such expansion opportunities and prospects. See Note 12, "Acquisitions," of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

Item 7A | Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts which were not significant as of May 31, 2026. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s derivative transactions and outstanding financial instruments is included in Note 21, "Derivatives and Hedging," and Note 6, "Debt," respectively, of Notes to Consolidated Financial Statements in Item 8, “Consolidated Financial Statements and Supplementary Data,” which is included herein.

The following table sets forth information about the Company’s debt instruments as of May 31, 2026:

							$ amounts in millions
	Fiscal Year Maturity							Fair Value
	2027	2028	2029	2030	2031	Thereafter	Total	2026
Debt Obligations
Lines of credit and current portion of long-term debt	$5.5	$—	$—	$—	$—	$—	$5.5	$5.5
Average interest rate	4.2%	—	—	—	—	—
Long-term debt	$—	$—	$—	$75.0	$—	$—	$75.0	$75.0
Average interest rate	—	—	—	5.2%	—	—
Film related obligations (1)	$2.6	$6.3	$8.1	$0.1	$—	$—	$17.1	$17.1
Average interest rate	5.8%	5.1%	5.0%	5.0%	—	—
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

Consolidated Statements of Operations

	(Amounts in millions, except per share data) For fiscal years ended May 31,
	2026	2025	2024
Revenues	$1,581.9	$1,625.5	$1,589.7
Operating costs and expenses
Cost of goods sold	689.8	718.8	705.1
Selling, general and administrative expenses	807.2	822.3	803.0
Depreciation and amortization	58.8	65.7	57.1
Asset impairments and write downs	10.9	2.9	10.0
Total operating costs and expenses	1,566.7	1,609.7	1,575.2
Operating income (loss)	15.2	15.8	14.5
Interest income	2.9	2.2	4.6
Interest expense	(14.1)	(18.2)	(1.9)
Other components of net periodic benefit (cost)	(1.3)	(1.1)	(1.0)
Loss on sale of investments	(17.2)	—	—
Gain on sale and leaseback transactions	99.7	—	—
Earnings (loss) before income taxes	85.2	(1.3)	16.2
Provision (benefit) for income taxes	28.5	0.6	4.1
Net income (loss)	$56.7	$(1.9)	$12.1

Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic:
Net Income (loss)	$2.39	$(0.07)	$0.41
Diluted:
Net Income (loss)	$2.34	$(0.07)	$0.40
Dividends declared per share of Class A and Common Stock	$0.80	$0.80	$0.80
 See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)

	(Amounts in millions) For fiscal years ended May 31,
	2026	2025	2024
Net income (loss)	$56.7	$(1.9)	$12.1
Other comprehensive income (loss), net:
Foreign currency translation adjustments	8.2	10.9	3.1
Pension and postretirement adjustments, net of tax	(2.6)	0.1	0.2
Total other comprehensive income (loss)	$5.6	$11.0	$3.3
Comprehensive income (loss)	$62.3	$9.1	$15.4
 See accompanying notes

Consolidated Balance Sheets

(Amounts in millions) Balances at May 31,
ASSETS	2026	2025
Current Assets:
Cash and cash equivalents	$134.9	$124.0
Accounts receivable, net	236.4	273.4
Inventories, net	265.0	250.2
Income tax receivable	28.4	8.8
Tax credit receivable	19.3	21.0
Prepaid expenses and other current assets	37.3	47.9
Total current assets	721.3	725.3
Noncurrent Assets:
Property, plant and equipment, net	201.6	516.3
Prepublication costs, net	41.1	49.7
Investment in film and television programs, net	40.4	42.1
Operating lease right-of-use assets, net	291.2	103.9
Royalty advances, net	64.6	78.1
Goodwill	199.4	198.9
Other intangible assets, net	77.9	87.9
Noncurrent deferred income taxes	31.8	34.7
Other assets and deferred charges	58.8	113.2
Total noncurrent assets	1,006.8	1,224.8
Total assets	$1,728.1	$1,950.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$5.5	$6.2
Film related obligations	17.1	18.3
Accounts payable	144.2	157.3
Accrued royalties	50.3	69.1
Deferred revenue	179.2	178.8
Other accrued expenses	158.1	166.2
Accrued income taxes	4.7	3.7
Operating lease liabilities	26.4	26.8
Total current liabilities	585.5	626.4
Noncurrent Liabilities:
Long-term debt	75.0	250.0
Operating lease liabilities	280.6	91.5
Other noncurrent liabilities	36.2	35.7
Total noncurrent liabilities	391.8	377.2
Commitments and Contingencies:	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—
Class A Stock, $0.01 par value: Authorized, 3.2 shares; Issued and Outstanding, 0.8 shares.	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 17.9 and 24.2 shares, respectively	0.4	0.4
Additional paid-in capital	602.5	607.1
Accumulated other comprehensive income (loss)	(35.9)	(41.5)
Retained earnings	1,037.6	999.7
Treasury stock at cost: 25.0 and 18.7 shares, respectively	(853.8)	(619.2)
Total stockholders’ equity	750.8	946.5
Total liabilities and stockholders’ equity	$1,728.1	$1,950.1
See accompanying notes

Consolidated Statement of Changes in Stockholders’ Equity

										(Amounts in millions)
	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity of Scholastic Corporation	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2023	1.7	$0.0	30.0	$0.4	$632.2	$(55.8)	$1,035.6	$(449.5)	$1,162.9	$1.6	$1,164.5
Net Income (loss)	—	—	—	—	—	—	12.1	—	12.1	—	12.1
Foreign currency translation adjustment	—	—	—	—	—	3.1	—	—	3.1	—	3.1
Pension and post-retirement adjustments (net of tax of $0.2)	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	—	11.0	—	—	—	11.0	—	11.0
Proceeds pursuant to stock-based compensation plans	—	—	—	—	6.5	—	—	—	6.5	—	6.5
Purchases of treasury stock at cost	—	—	(4.0)	—	—	—	—	(156.8)	(156.8)	—	(156.8)
Treasury stock issued pursuant to equity-based plans	—	—	0.5	—	(16.0)	—	—	19.6	3.6	—	3.6
Dividends	—	—	—	—	—	—	(24.0)	—	(24.0)	—	(24.0)
Other (share conversion)	(0.9)	—	0.9	—	(28.6)	—	—	28.6	—	—	—
Other (noncontrolling interest)	—	—	—	—	(0.5)	—	—	—	(0.5)	(1.6)	(2.1)
Balance at May 31, 2024	0.8	$0.0	27.4	$0.4	$604.6	$(52.5)	$1,023.7	$(558.1)	$1,018.1	$—	$1,018.1
Net Income (loss)	—	—	—	—	—	—	(1.9)	—	(1.9)	—	(1.9)
Foreign currency translation adjustment	—	—	—	—	—	10.9	—	—	10.9	—	10.9
Pension and post-retirement adjustments (net of tax of $0.2)	—	—	—	—	—	0.1	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	9.3	—	—	—	9.3	—	9.3
Proceeds pursuant to stock-based compensation plans	—	—	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Purchases of treasury stock at cost	—	—	(3.5)	—	—	—	—	(70.9)	(70.9)	—	(70.9)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(6.4)	—	—	9.8	3.4	—	3.4
Dividends	—	—	—	—	—	—	(22.1)	—	(22.1)	—	(22.1)
Balance at May 31, 2025	0.8	$0.0	24.2	$0.4	$607.1	$(41.5)	$999.7	$(619.2)	$946.5	$—	$946.5
Net Income (loss)	—	—	—	—	—	—	56.7	—	56.7	—	56.7
Foreign currency translation adjustment	—	—	—	—	—	8.2	—	—	8.2	—	8.2
Pension and post-retirement adjustments (net of tax of $0.3)	—	—	—	—	—	(2.6)	—	—	(2.6)	—	(2.6)
Stock-based compensation	—	—	—	—	8.5	—	—	—	8.5	—	8.5
Proceeds pursuant to stock-based compensation plans	—	—	—	—	17.8	—	—	—	17.8	—	17.8
Purchases of treasury stock at cost	—	—	(7.3)	—	—	—	—	(268.6)	(268.6)	—	(268.6)
Treasury stock issued pursuant to equity-based plans	—	—	1.0	—	(30.9)	—	—	34.0	3.1	—	3.1
Dividends	—	—	—	—	—	—	(18.8)	—	(18.8)	—	(18.8)
Balance at May 31, 2026	0.8	$0.0	17.9	$0.4	$602.5	$(35.9)	$1,037.6	$(853.8)	$750.8	$—	$750.8
See accompanying notes

Consolidated Statements of Cash Flows

	(Amounts in millions) Years ended May 31,
	2026	2025	2024
Cash flows - operating activities:
Net income (loss)	$56.7	$(1.9)	$12.1
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	6.5	5.0	5.2
Provision for losses on inventory	8.9	16.1	20.4
Provision for losses on royalty advances	6.2	5.7	2.7
Amortization of prepublication costs	21.6	21.9	26.2
Amortization of film and television programs	11.9	9.9	—
Depreciation and amortization	71.8	78.5	67.0
Amortization of pension and postretirement plans	0.8	0.5	0.4
Deferred income taxes	3.6	(19.7)	(1.9)
Stock-based compensation	8.5	9.3	11.0
Income from equity method investments	(0.3)	(0.5)	(0.5)
Loss on sale of investments	17.2	—	—
Non cash write off related to asset impairments and write downs	10.9	2.9	10.0
Gain on sale and leaseback transactions	(99.7)	—	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	31.4	(26.7)	38.2
Inventories	(22.5)	(2.8)	50.9
Income tax receivable	(19.6)	6.8	(6.3)
Tax credit receivable	1.6	10.6	—
Prepaid expenses and other current assets	7.4	4.1	(1.7)
Investment in film and television programs	(12.1)	(12.5)	—
Royalty advances	7.6	(25.8)	(3.4)
Employee benefit plan contribution	(8.6)	—	—
Accounts payable	(13.8)	15.5	(32.5)
Accrued royalties	(19.4)	13.3	(4.5)
Deferred revenue	(0.1)	7.5	(8.1)
Other accrued expenses	(10.5)	(1.5)	(10.3)
Accrued income taxes	1.0	1.7	(11.5)
Other, net	(16.1)	6.3	(8.8)
Net cash provided by (used in) operating activities	50.9	124.2	154.6
Cash flows - investing activities:
Prepublication expenditures	(17.9)	(24.5)	(22.8)
Additions to property, plant and equipment	(48.4)	(52.2)	(58.4)
Net proceeds from sale and leaseback transactions	452.4	—	—
Net proceeds from sale of investments	19.4	—	—
Return of capital from investments	0.3	—	—
Acquisition-related payments	—	(176.2)	(6.4)
Purchase of noncontrolling interests	—	—	(2.1)
Net cash provided by (used in) investing activities	405.8	(252.9)	(89.7)
See accompanying notes

Consolidated Statements of Cash Flows

		(Amounts in millions) Years ended May 31,
	2026	2025	2024
Cash flows - financing activities:
Borrowings under lines of credit, credit agreement and revolving loan	234.3	305.9	54.1
Repayments of lines of credit, credit agreement and revolving loan	(409.8)	(57.4)	(54.1)
Borrowings under film related obligations	17.5	16.5	—
Repayments of film related obligations (including interests)	(18.5)	(34.8)	—
Repayment of capital lease obligations	(2.1)	(1.7)	(2.3)
Reacquisition of common stock	(265.9)	(70.0)	(158.2)
Proceeds pursuant to stock-based compensation plans	18.6	1.2	9.1
Payment of dividends	(20.0)	(22.6)	(24.7)
Other, net	(0.1)	0.2	—
Net cash provided by (used in) financing activities	(446.0)	137.3	(176.1)
Effect of exchange rate changes on cash and cash equivalents	0.2	1.7	0.4
Net increase (decrease) in cash and cash equivalents	10.9	10.3	(110.8)
Cash and cash equivalents at beginning of period	124.0	113.7	224.5
Cash and cash equivalents at end of period	$134.9	$124.0	$113.7

	2026	2025	2024
Supplemental Information:
Cash paid for income taxes, net of refunds	$43.4	$2.0	$23.7
Cash paid for interest	15.2	18.3	2.2
 See accompanying notes

Notes to Consolidated Financial Statements

(Amounts in millions, except share and per share data)

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Scholastic Corporation (the “Corporation” and together with its subsidiaries, “Scholastic” or the “Company”) is the world’s largest publisher and distributor of children’s books, a leading provider of print and digital instructional materials for grades pre-kindergarten ("pre-K") to grade 12 and a producer of entertaining literary and educational children’s media. The Company creates quality books and ebooks, print and technology-based learning materials and programs, classroom magazines and other products that, in combination, offer schools, as well as parents and children, customized and comprehensive solutions to support children’s learning and reading both at school and at home. Since its founding in 1920, Scholastic has emphasized quality products and a dedication to reading, learning and literacy. The Company is the leading operator of school-based book club and book fair proprietary channels. It distributes its products and services through these channels, as well as directly to schools and libraries, through retail stores and through the internet. The Company’s website, scholastic.com, is a leading site for teachers, classrooms and parents and an award-winning destination for children. Scholastic has operations in the United States and throughout the world including Canada, the United Kingdom, Ireland, Australia, New Zealand and Asia and, through its export business, sells products in approximately 145 international locations.

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

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2026 relate to the twelve-month period ended May 31, 2026. Certain prior period amounts have been reclassified to conform with the current year presentation.

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

Use of estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an ongoing basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to:
•Accounts receivable allowance for credit losses
•Pension and other postretirement benefit obligations
•Uncertain tax positions

•The timing and amount of future income taxes and related deductions
•Inventory reserves
•Cost of goods sold from book fair operations during interim periods based on estimated gross profit rates
•Sales tax contingencies
•Royalty advance reserves and royalty expense accruals
•Expected economic useful life and recoverability of film and television program assets and prepublication costs
•Impairment assessment of goodwill, intangibles and other long-lived assets
•Assets and liabilities acquired in business combinations
•Variable consideration related to anticipated returns
•Allocation of transaction price to contractual performance obligations
•Incremental borrowing rate used to determine the present value of future lease payments and related lease liabilities

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

Accounts receivable
Accounts receivable are recognized net of an allowance for credit losses. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company recognizes an allowance for credit losses on trade receivables that are expected to be incurred over the lifetime of the receivable. Reserves for estimated credit losses are established at the time of sale and are based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability, including specific reserves on a customer-by-customer basis, creditworthiness of the Company’s customers and prior collection experience. At the time the Company determines that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is then written off. Accounts receivable allowance for credit losses was $11.0 as of May 31, 2026 and 2025.

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

Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the assets. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Building improvements are depreciated over the life of the improvement which typically does not exceed twenty-five years. Capitalized software, net of accumulated amortization, was $52.4 and $51.8 at May 31, 2026 and 2025, respectively. Capitalized software is amortized over a period of three to ten years. Amortization expense for capitalized software was $21.9, $23.0 and $25.1 for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company assesses the estimated useful lives of property, plant and equipment and evaluates potential impairment when events or circumstances indicate that the carrying value may not be recoverable.

Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $8.2 and $9.8 of costs incurred in fiscal 2026 and 2025, respectively, to implement cloud computing arrangements, primarily related to digital and consumer data platforms. These amounts are included within Other assets and deferred charges on the Company's Consolidated Balance Sheets.

Leases
The Company's lease arrangements primarily relate to corporate offices and warehouse facilities, and to a lesser extent, certain equipment and other assets. The Company's leases generally have initial terms ranging from 3 to 10 years, except for the leases associated with its headquarters and primary distribution facility, which have initial terms of 15 years and 20 years, respectively. Certain leases include renewal or early-termination options, rent escalation clauses, and/or lease incentives. Lease renewal rent payment terms generally reflect adjustments for market rates prevailing at the time of renewal. The Company's leases require fixed minimum rent payments and also often require the payment of certain other costs that do not relate specifically to its right to use an underlying leased asset, but are associated with the asset, such as real estate taxes, insurance, common area maintenance fees and/or certain other costs (referred to collectively herein as "non-lease components"), which may be fixed or variable in amount depending on the terms of the respective lease agreement. The Company's leases do not contain significant residual value guarantees or restrictive covenants.

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

For leases with a term exceeding 12 months, a lease liability is recorded on the Company's Consolidated Balance Sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use ("ROU") asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. The Company elects, by asset class, to account for lease and non-lease components as a single lease component and, accordingly, includes fixed payments associated with non-lease components in the measurement of ROU assets and lease liabilities for all classes of underlying assets, except its corporate headquarters lease. ROU assets associated with finance leases are presented separate from ROU assets associated with operating leases and are included within Property, plant and equipment, net on the Company's Consolidated Balance Sheet. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the associated lease.

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

Lease payments received are presented as Revenues in the Consolidated Statements of Operations.

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

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery through earndowns is not probable. The Company has a long history of providing authors, illustrators, licensors and other publishers with royalty advances and it tracks each advance earned with respect to the sale of the related publication. The royalties earned are applied first against the remaining unearned portion of the advance. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recoveries through earndowns. Additionally, the Company’s editorial staff regularly reviews its portfolio of royalty advances to determine if individual royalty advances are not recoverable through earndowns for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. The reserve for royalty advances was $92.7 and $86.9 as of May 31, 2026 and 2025, respectively.

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

Advertising costs
Advertising costs are expensed by the Company as incurred. Total advertising expense was $58.4, $61.4 and $61.7 for the twelve months ended May 31, 2026, 2025 and 2024, respectively.

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

The table set forth below provides the estimated fair value of options granted by the Company during fiscal years 2026, 2025 and 2024 and the significant weighted average assumptions used in determining such fair value under the Black-Scholes option-pricing model. The average expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the option grantees. The risk-free interest rate was based on the U.S. Treasury yield curve corresponding to the expected life in effect at the time of the grant. The volatility was estimated based on historical volatility corresponding to the expected life.

	2026	2025	2024
Estimated fair value of stock options granted	$6.91	$11.92	$11.53
Assumptions:
Expected dividend yield	3.7%	2.2%	2.2%
Expected stock price volatility	43.9%	38.8%	37.4%
Risk-free interest rate	3.9%	4.3%	4.7%
Average expected life of options	6 years	5 years	4 years

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740)." The amendments in this update enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this ASU require more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU have been applied prospectively. Refer to Note 14, "Taxes," for the Company's disclosures related to this update.

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities." The amendments in this Update establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. A grant related to an asset is a government grant, or part of a government grant, that is conditioned on the purchase, construction, or acquisition of an asset (for example, a long-lived asset or inventory). A grant related to income is a government grant, or part of a government grant, other than a grant related to an asset (for example, a grant that reimburses a business entity for operating expenses). The update provides guidance for the recognition, measurement, and presentation of government grants. This ASU applies to government tax credits that the Company receives related to film, television and digital media production and distribution. The ASU is effective for the Company's fiscal year 2030 and early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel during the year ended May 31:

	2026	2025	2024
Book Clubs - U.S.	$57.1	$64.2	$62.7
Book Fairs - U.S.	576.0	548.3	541.6
Trade - U.S. (1)	289.9	304.7	298.7
Trade - International (2)	41.2	46.7	50.3
Total Children's Book Publishing and Distribution	964.2	963.9	953.3

Education - U.S.	267.6	309.8	351.2
Total Education	267.6	309.8	351.2

Entertainment - U.S. (1)	8.8	5.2	1.9
Entertainment - International	56.9	55.8	—
Total Entertainment	65.7	61.0	1.9

International - Major Markets (3)	235.9	241.6	228.6
International - Other Markets (4)	41.3	38.0	45.0
Total International	277.2	279.6	273.6

Overhead (5)	7.2	11.2	9.7

Total Revenues	$1,581.9	$1,625.5	$1,589.7
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
(3) Includes Canada, UK, Australia and New Zealand.
(4) Primarily includes markets in Asia.
(5) Overhead includes rental income related to leased space in the Company's headquarters. As a result of the sale and leaseback transactions completed during the third quarter of fiscal 2026, the Company no longer owns the underlying leasable space. Refer to Note 4, "Sale and Leaseback Transactions", and Note 11, "Leases", for further details.

Estimated Returns

A liability for expected returns of $32.2 and $34.4 was recorded within Other accrued expenses on the Company's Consolidated Balance Sheets as of May 31, 2026 and 2025, respectively. In addition, a return asset of $4.4 and $3.7 was recorded within Prepaid expenses and other current assets as of May 31, 2026 and 2025, respectively, for the recoverable cost of product estimated to be returned by customers.

Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities balance for the years ended May 31:

	2026	2025
Book fairs incentive credits	$127.2	$122.1
Magazines+ subscriptions	3.6	3.9
U.S. digital subscriptions	6.6	11.1
U.S. education-related (1)	5.7	7.5
Entertainment-related (2)	10.9	8.2
Stored value programs	22.5	22.4
Other (3)	5.4	7.8
Total contract liabilities	$181.9	$183.0
(1) Primarily relates to contracts with school districts and professional services.
(2) Primarily relates to contracts for film and TV productions and production services.
(3) Primarily relates to contracts for various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. Contract liabilities of $179.2 and $178.8 as of May 31, 2026 and 2025, respectively, are recorded within Deferred revenue on the Company's Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $2.7 and $4.2 of contract liabilities as of May 31, 2026 and 2025, respectively, are recorded within Other noncurrent liabilities on the Company's Consolidated Balance Sheets as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. The amount of revenue recognized during the years ended May 31, 2026 and 2025 included within the opening Deferred revenue balance was $158.5 and $136.8, respectively.

Allowance for Credit Losses

The following table presents the change in the allowance for credit losses, which is included in Accounts Receivable, net on the Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2025	$11.0
Current period provision	6.5
Write-offs and other	(6.5)
Balance as of May 31, 2026	$11.0

3. SEGMENT INFORMATION

The Company categorizes its businesses into four reportable segments: Children’s Book Publishing and Distribution, Education, Entertainment and International.

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

The following tables present the Company’s revenue, significant expenses, and operating income (loss) by segment for the three fiscal years ended May 31:

	2026
	Children's Book Publishing and Distribution	Education	Entertainment (1)	International	Overhead (2)	Consolidated
Revenues	$964.2	$267.6	$65.7	$277.2	$7.2	$1,581.9
Cost of goods sold (3)	393.5	104.1	37.9	155.0	(0.7)	689.8
Selling, general and administrative expenses (3)(4)	404.1	151.8	26.2	110.1	115.0	807.2
Depreciation and amortization	22.3	11.5	12.5	5.7	6.8	58.8
Other segment items (5)	1.4	4.3	5.2	—	—	10.9
Operating income (Loss)	$142.9	$(4.1)	$(16.1)	$6.4	$(113.9)	$15.2
Interest income (expense), net						(11.2)
Other components of net periodic benefit (cost)						(1.3)
Loss on sale of investments						(17.2)
Gain on sale and leaseback transactions						99.7
Earnings (loss) before income taxes						$85.2

Other segment disclosures:
Segment assets	$579.6	$234.1	$246.4	$246.8	$421.2	$1,728.1
Long-lived asset additions	5.4	0.1	1.4	14.9	13.4	35.2
(1) The Entertainment segment includes the operations of 9 Story Media Group Inc. as acquired on June 20, 2024 ("9 Story"), and Scholastic Entertainment Inc. ("SEI").
(2) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters. As a result of the sale and leaseback transactions completed during the third quarter of fiscal 2026, the Company no longer owns the underlying leasable space. Refer to Note 4, "Sale and Leaseback Transactions", and Note 11, "Leases", for further details.
(3) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(4) Selling, general and administrative expenses includes equity in the net income of investees accounted for by the equity method of less than $0.1 within the Entertainment segment and $0.3 within the International segment.
(5) Other segment items include asset impairments and write downs.

	2025
	Children's Book Publishing and Distribution	Education	Entertainment (1)	International	Overhead (2)	Consolidated
Revenues	$963.9	$309.8	$61.0	$279.6	$11.2	$1,625.5
Cost of goods sold (3)	410.2	122.8	33.4	159.3	(6.9)	718.8
Selling, general and administrative expenses (3)(4)	399.7	169.5	27.6	114.2	111.3	822.3
Depreciation and amortization	22.7	10.6	11.6	6.0	14.8	65.7
Other segment items (5)	0.6	0.6	0.5	1.1	0.1	2.9
Operating income (Loss)	$130.7	$6.3	$(12.1)	$(1.0)	$(108.1)	$15.8
Interest income (expense), net						(16.0)
Other components of net periodic benefit (cost)						(1.1)
Earnings (loss) before income taxes						$(1.3)

Other segment disclosures:
Segment assets	$604.5	$245.8	$256.6	$269.1	$574.1	$1,950.1
Long-lived asset additions	12.3	0.9	0.3	3.9	14.7	32.1
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
(5) Other segment items include asset impairments and write downs.

	2024
	Children's Book Publishing and Distribution	Education	Entertainment (1)	International	Overhead (2)	Consolidated
Revenues	$953.3	$351.2	$1.9	$273.6	$9.7	$1,589.7
Cost of goods sold (3)	412.0	137.6	0.1	162.2	(6.8)	705.1
Selling, general and administrative expenses (3)(4)	393.2	179.0	12.7	111.7	106.4	803.0
Depreciation and amortization	24.3	12.7	0.3	5.5	14.3	57.1
Other segment items (5)	0.5	6.1	—	1.1	2.3	10.0
Operating income (Loss)	$123.3	$15.8	$(11.2)	$(6.9)	$(106.5)	$14.5
Interest income (expense), net						2.7
Other components of net periodic benefit (cost)						(1.0)
Earnings (loss) before income taxes						$16.2

Other segment disclosures:
Segment assets	$555.7	$242.0	$9.4	$256.0	$608.1	$1,671.2
Long-lived asset additions	18.2	0.0	—	2.6	14.9	35.7
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

	2026	2025	2024
United States	$1,206.6	$1,243.4	$1,265.8
International	375.3	382.1	323.9
Total Revenues	$1,581.9	$1,625.5	$1,589.7

The following table presents geographic information for long-lived assets for the three fiscal years ended May 31. Long-lived assets consist of property, plant and equipment, net, excluding capitalized software.

	2026	2025	2024
United States (1)	$102.6	$431.7	$430.5
International	46.6	32.8	26.8
Total Long-lived assets	$149.2	$464.5	$457.3
(1) During fiscal 2026, the Company sold the building and land associated with its headquarters in New York City and its primary distribution facility in Jefferson City, Missouri. Refer to Note 4, "Sale and Leaseback Transactions", for further details.

4. SALE AND LEASEBACK TRANSACTIONS

On December 17, 2025, the Company completed the sale of its headquarters location at 555-557 Broadway in New York, New York (SoHo) for a sales price of $386.0 and its primary distribution facility in Jefferson City, Missouri for a sales price of $95.0. Concurrent with these sales, the Company entered into a 15-year lease for a portion of its headquarters building ("SoHo lease") and a 20-year lease for the distribution facility ("Jefferson City lease"), both with two 10-year renewal options.

The Company determined that these transactions met the requirements for sale accounting in accordance with ASC 842, Leases, and qualified as a sale in accordance with ASC 606, Revenue from Contracts with Customers, as control of the assets transferred to the buyer-lessors. The Company concluded that both the sales price and leaseback payments for these transactions were at fair value. The assets related to these properties were included in Overhead and had a net carrying value on the date of sale of $352.7. These assets were classified as held for sale as of November 30, 2025. The Company recognized a total pre-tax gain of $99.7 which is included in Gain on sale and leaseback transactions within the Company's Consolidated Statement of Operations for the fiscal year ended May 31, 2026, and pre-tax net proceeds of $452.4, which represents the sales price less transaction costs and buyer-lessor credits.

The following table presents the carrying value of the assets and liabilities by major asset class for each disposal group as of the date of the sale:

	SoHo Headquarters	Jefferson City Distribution Facility	Total
Land	$67.9	$4.6	$72.5
Building and improvements	240.7	10.8	251.5
Furniture, fixtures and equipment	1.0	0.1	1.1
Prepaid expenses and other current assets (1)	2.4	—	2.4
Other assets and deferred charges (1)	25.2	—	25.2
Net Carrying Value	$337.2	$15.5	$352.7
(1) Includes current and noncurrent deferred lease income and deferred lease costs.

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

The SoHo and Jefferson City leases are classified as operating leases in accordance with ASC 842. The initial annual base rent for the SoHo lease is $11.7, excluding estimated non-lease components, and escalates approximately 4% annually. The initial annual base rent for the Jefferson City lease is $6.9 and escalates 1% to 4% annually based on the Consumer Price Index. The Company recorded an initial ROU asset and lease liability related to the SoHo and Jefferson City leases of $113.8 and $62.2, respectively. The operating lease cost associated with these leases is approximately $23.7 annually. The lease measurement is based on the initial lease term as the Company is not reasonably certain to exercise the renewal options. The Company used an incremental borrowing rate of 10.4% to measure the lease liabilities. In developing this rate, the Company considered its credit profile, including its higher leverage position at the time of the sale and leaseback transactions, observable market yields on secured and unsecured borrowings, interest‑rate spreads for comparable companies and transactions, and the longer lease terms. Refer to Note 11, Leases, for further details regarding the impact of these transactions.

5. ASSET WRITE DOWN

During fiscal 2026, the Company identified certain assets that were not recoverable. The estimated future cash flows related to these assets were impacted by the Company's decision to no longer sell the related products or the Company ceased development activities for the related products and television programs. The assets consisted of $4.9 of investment in film and television programs and other production costs included in the Entertainment segment, $4.3 of prepublication costs included in the Education segment, and $0.8 of capitalized costs related to cloud computing arrangements included within the Children's Book Publishing and Distribution segment. The Company also identified $0.6 of inventory within the Children's Book Publishing and Distribution segment that was not recoverable as a result of a warehouse fire. Refer to Note 7, Commitments and Contingencies for further details. In addition, the Company identified indicators of impairment related to its 12% ownership interest in a children's book publishing business located in the UK as the business has been wound down. This investment had a carrying value of $0.3 and was included in the Entertainment segment. The Company performed an assessment and concluded the investment was not recoverable. Accordingly, the Company recognized total impairment charges of $10.9 which was included in Asset impairments and write downs within the Company's Consolidated Statement of Operations for the fiscal year ended May 31, 2026. The related impact of the impairments was a loss per basic and diluted share of Class A and Common Stock of $0.35 and $0.34, respectively, in the twelve months ended May 31, 2026.

During fiscal 2025, the Company identified certain digital products that were not recoverable. The estimated future cash flows related to these assets were impacted by the Company's decision to no longer sell the related products. The assets consisted of prepublication costs of which $0.6 were included within the Children's Book Publishing and Distribution segment and $0.6 were included within the Education segment. The Company also identified assets of $1.1 that were not recoverable as a result of the reorganization in China. These assets consisted primarily of inventory and were included within the International segment. In addition, the Company ceased use of certain leased office space in the U.S., Canada and Ireland as part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs. The Company recognized an impairment expense related to the right-of-use (ROU) assets associated with the operating leases of which $0.5 was included within the Entertainment segment and $0.1 was included in Overhead. Accordingly, the Company recognized a total impairment charge of $2.9 which was included in Asset impairments and write downs within the Company's Consolidated Statement of Operations for the fiscal year ended May 31, 2025. The related impact of the impairments was a loss per basic and diluted share of Class A and Common Stock of $0.08 in the twelve months ended May 31, 2025.

During fiscal 2024, the Company identified certain education products that were not recoverable. The estimated future cash flows related to these assets were impacted by the shift to evidence-based approaches to literacy instruction within the education market. The assets consisted primarily of prepublication costs and amortizable intangible assets and were included within the Education segment. Accordingly, the Company recognized an impairment charge of $6.1 which was included in Asset impairments and write downs within the Company's Consolidated Statement of Operations for the fiscal year ended May 31, 2024. In addition, during fiscal 2024, the Company ceased use of certain leased office space in the U.S. and Canada as part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs. A total impairment expense of $3.9 was recognized during fiscal 2024 which was included in Asset impairments and write downs within the Company's Consolidated Statement of Operations for the fiscal year ended May 31, 2024. A right-of-use (ROU) asset of $2.3 was related to leased office space in New York City and included in Overhead, $1.1 was related to leased office space in Canada and included in the International segment, and $0.5 was related to leased office space used by the U.S. book fairs business and included in the Children's Book Publishing and Distribution segment. The related impact of the impairments was a loss per basic and diluted share of Class A and Common Stock of $0.25 in the twelve months ended May 31, 2024.

6. DEBT

The following table summarizes the Company's debt, excluding film related obligations, as of May 31:

	Carrying Value	Fair Value	Carrying Value	Fair Value
	2026		2025
Loan Agreement:
Revolving loan	$75.0	$75.0	$250.0	$250.0
Unsecured lines of credit (weighted average interest rates of 4.2% and 4.5%, respectively)	5.5	5.5	6.2	6.2
Total debt	$80.5	$80.5	$256.2	$256.2
Less: lines of credit and current portion of long-term debt	(5.5)	(5.5)	(6.2)	(6.2)
Total long-term debt	$75.0	$75.0	$250.0	$250.0

The following table sets forth the maturities of the carrying values of the Company's debt obligations, excluding film related obligations, as of May 31, 2026 for the twelve month periods ended May 31:

2027	$5.5
2028	—
2029	—
2030	75.0
2031	—
Thereafter	—
Total Debt	$80.5

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
As of May 31, 2026, the applicable margin on Base Rate Advances was 0.625% and the applicable margin on SOFR Advances was 1.625%.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Net Leverage Ratio. As of May 31, 2026, the commitment fee rate was 0.20%.

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

As of May 31, 2026, the Company had outstanding borrowings of $75.0 under the Credit Agreement at a weighted average interest rate of 5.2%. While this obligation is not due until the November 26, 2029 maturity date, the Company may, from time to time, make payments to reduce this obligation when cash from operations becomes available for this purpose. As of May 31, 2025, the Company had borrowings of $250.0 under the Credit Agreement at a weighted average interest rate of 6.1%.

The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At May 31, 2026, the Company had open standby letters of credit totaling $5.4 issued under certain credit lines, including $0.4 under the Credit Agreement and $5.0 under the domestic credit lines discussed below.

Unsecured Lines of Credit

As of May 31, 2026, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of May 31, 2026 and May 31, 2025. As of May 31, 2026, availability under these unsecured money market bid rate credit lines totaled $5.0, excluding commitments of $5.0. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of May 31, 2026, the Company had various local currency international credit lines totaling $26.1, underwritten by banks primarily in the United States and the United Kingdom. Outstanding borrowings under these facilities were $5.5 at May 31, 2026 at a weighted average interest rate of 4.2%, compared to outstanding borrowings of $6.2 at May 31, 2025 at a weighted average interest rate of 4.5%. As of May 31, 2026, the amounts available under these facilities totaled $20.6. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

Film Related Obligations

The Company's entertainment business enters into credit facilities with third-party banks to obtain interim financing for certain productions. The interim production credit facilities are secured by an assignment and direction of specific production financing including tax credits and license contract receivables and are due on demand. As of May 31, 2026, interest is charged at the following rates:

•the bank prime rate plus a margin ranging from 0.50% to 0.75% for Canadian dollar loans;
•SOFR plus a margin of 3.00% for U.S. dollar loans; and
•Euribor plus a margin of 2.00% for Euro loans.

As of May 31, 2026, outstanding borrowings under these facilities were $17.1 at a weighted average interest rate of 5.2%. As of May 31, 2025, outstanding borrowings under these facilities were $18.3 at a weighted average interest rate of 6.2%.

7. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The following table sets forth the aggregate minimum future contractual commitments at May 31, 2026 relating to royalty advances and minimum print quantities for the fiscal years ending May 31:

	Royalty Advances	Minimum Print Quantities
2027	$20.1	$0.4
2028	7.2	0.7
2029	5.0	0.3
2030	2.7	0.3
2031	1.0	—
Thereafter	1.6	—
Total commitments	$37.6	$1.7

The Company had open standby letters of credit of $5.4 and $4.0 issued under certain credit lines as of May 31, 2026 and May 31, 2025, respectively, in support of its insurance programs. These letters of credit are scheduled to expire within one year; however, the Company expects that substantially all of these letters of credit will be renewed, at similar terms, prior to their expiration.

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

The Company is a potential claimant in a class action settlement related to alleged copyright infringement. The proposed settlement, which is subject to final court approval and completion of the claims administration process, provides for the distribution of a settlement fund to eligible copyright holders. As of May 31, 2026, the Company has not recorded any receivable related to this matter, as realization of any proceeds is not yet considered both probable and reasonably estimable. The amount and timing of any potential recovery are subject to significant uncertainty, including the outcome of final court approval, the number of valid claims submitted by other claimants, and the final allocation of settlement proceeds. The Company will recognize any proceeds upon receipt.

The Company also expects to receive additional recoveries from its insurance programs related to an intellectual property legal settlement accrued during fiscal 2021, however, it is premature to determine with any level of probability or accuracy the amount of those recoveries at this time.

Other Matters

Tariffs
As a result of a Supreme Court ruling issued in February 2026, the Company may be entitled to a refund of tariffs previously paid on imported products under the International Emergency Economic Powers Act (IEEPA). The Company estimates that approximately $9.0 of its tariff payments are subject to this ruling. As of May 31, 2026, the Company has received $2.8 of refunds related to IEEPA tariffs which were recognized accordingly. The Company has not recognized an asset related to the remaining potential refund. The Company will continue to evaluate new information and will recognize the refund when the right to receive the amount becomes realized or realizable in accordance with ASC 450, Contingencies.

Warehouse Fire
On May 25, 2026, a fire occurred at a book fairs warehouse facility, primarily resulting in damage to inventory. The Company has insurance coverage for property damage and business interruption losses and has filed claims with its insurers. During the year ended May 31, 2026, the Company recognized total losses of $0.6, consisting of inventory write-offs. These losses are included in Asset impairments and write downs in the Consolidated Statements of Operations. As of May 31, 2026, the Company recorded insurance receivables of $0.6 for insurance recoveries deemed probable, not to exceed the related impairment loss recognized. The insurance recoveries are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The ultimate amount and timing of insurance recoveries, including amounts related to business interruption coverage, remain subject to ongoing negotiations with the Company’s insurers. Any additional recoveries will be recognized upon determination that receipt is probable and reasonably estimable.

8. INVESTMENT IN FILM AND TELEVISION PROGRAMS

The Company predominantly monetizes film and television programs on an individual film basis. The following table summarizes investment in film and television programs at May 31:

	2026	2025
Released, net of accumulated amortization	$28.9	$26.2
Completed and not released	—	—
In production	4.3	6.8
In development	3.7	5.2
Acquired library content (1)	3.1	3.6
Other (2)	0.4	0.3
Investment in Film and Television Programs, net (3)	$40.4	$42.1
(1) Acquired library content is monetized individually and amortized on a straight-line basis. At May 31, 2026, the weighted-average remaining amortization period was approximately 6.4 years.
(2) Other primarily consists of third party distribution rights.
(3) Production tax credits reduced total investment in films and television programs by $3.5 and $5.8 as of May 31, 2026 and May 31, 2025, respectively, and resulted in a reduction of Cost of goods sold related to the amortization of investment in films and television programs of approximately $11.8 and $9.5 for the fiscal years ended May 31, 2026 and May 31, 2025, respectively.

Amortization of film and television programs was $11.9 and $9.9 for the fiscal years ended May 31, 2026 and May 31, 2025, respectively, which was included in Cost of goods sold in the Consolidated Statement of Operations.

The following table summarizes estimated future amortization expense for the Company’s investment in film and television programs as of May 31, 2026:

	Fiscal year ending May 31,
	2027	2028	2029
Estimated future amortization expense:
Released, net of accumulated amortization	$4.1	$5.8	$4.1
Acquired library content	0.5	0.5	0.5

Investment in film and television programs, net includes write-downs to fair value which are included in Cost of goods sold in the Consolidated Statement of Operations. During the fiscal years ended May 31, 2026 and May 31, 2025, the Company recognized write-downs of $0.3 and $0.2, respectively, related to programs in development. In addition, during fiscal 2026, the Company identified certain investment in film and television programs that were not recoverable and recognized an impairment charge of $4.9. Refer to Note 5, "Asset Write Down," for further details.

Participation costs represent amounts payable to parties associated with the film or television program and are based on the performance of the film or television program. The Company estimates participation costs based on the contractual participation percentage on the revenue recognized to date, less participation payments made to date. As of May 31, 2026 and May 31, 2025, accrued participation costs were $9.9 and $7.0, respectively, and were included in Accrued royalties on the Company’s Consolidated Balance Sheet.

9. INVESTMENTS

Investments are included in Other assets and deferred charges on the Consolidated Balance Sheets. The following table summarizes the Company’s investments for the fiscal years ended May 31:

	2026	2025	Segment
Equity method investments	$—	$33.6	International
Equity method and other investments	5.8	6.4	Entertainment
Total investments	$5.8	$40.0

On May 19, 2026, the Company sold its 26.2% equity interest in a children’s book publishing business located in the UK for a sale price of $20.2. This investment was accounted for using the equity method of accounting and equity method income from this investment was reported in the International segment. The carrying value of the investment at the time of sale was approximately $33.9. The Company recognized a loss of $17.2 on the sale of the investment during the fiscal year ended May 31, 2026, which included the reclassification of the related cumulative translation adjustment of $3.5 from Accumulated Other Comprehensive Income (Loss) to earnings. The loss is included in Loss on sale of investment in the Consolidated Statements of Operations.

During fiscal 2026, the Company determined that its 12% ownership interest in a children's book publishing business located in the UK, which was accounted for using the cost method of accounting, was not recoverable and recognized an impairment charge for the carrying value of $0.3. Refer to Note 5, "Asset Write Down," for further details.

The Company has a 4.6% ownership interest in a financing and production company that makes film, television, and digital programming designed for the youth market. This equity investment does not have a readily determinable fair value and the Company has elected to apply the measurement alternative and report this investment at cost, less impairment, on the Company's Consolidated Balance Sheets. During fiscal 2026, the Company received a $0.3 return of capital related to this investment, which reduced the carrying value to $5.7 as of May 31, 2026. The Company also has a 50% ownership interest in certain animated television production companies which is accounted for using the equity method of accounting. These investments are included in the Entertainment segment.

Income from equity investments reported in Selling, general and administrative expenses in the Consolidated Statements of Operations totaled $0.3 for the year ended May 31, 2026, $0.5 for the year ended May 31, 2025 and $0.5 for the year ended May 31, 2024. No dividends were received in the fiscal years ended May 31, 2026 and May 31, 2025. The Company received dividends of $1.3 for the year ended May 31, 2024.

10. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the major classes of assets at cost and accumulated depreciation for the fiscal years ended May 31:

	2026	2025
Land	$5.7	$81.4
Buildings	19.1	233.3
Capitalized software	289.9	273.8
Furniture, fixtures and equipment	230.2	244.5
Building and leasehold improvements	25.3	239.6
Construction in progress	37.6	30.8
Total at cost	$607.8	$1,103.4
Less: Accumulated depreciation and amortization	(406.2)	(587.1)
Property, plant and equipment, net	$201.6	$516.3

During fiscal 2026, the Company sold the building and land associated with its headquarters in New York City and its primary distribution facility in Jefferson City, Missouri. Refer to Note 4, "Sale and Leaseback Transactions", for further details.

Included in Other assets and deferred charges	2026	2025
Capitalized cloud computing arrangements, net	$49.8	$51.4

Depreciation and amortization expense related to property, plant, and equipment was $47.5, $54.5 and $54.5 for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. Amortization expense related to cloud computing arrangements was $10.4, $9.9 and $7.4 for the fiscal years ended May 31, 2026, 2025 and 2024, respectively.

11. LEASES

The following table summarizes right-of-use assets and lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal years ended May 31, 2026 and May 31, 2025:

	May 31, 2026	May 31, 2025	Location within Consolidated Balance Sheet
Operating leases	$291.2	$103.9	Operating lease right-of-use assets, net
Finance leases	14.1	6.0	Property, plant and equipment, net
Total lease assets	$305.3	$109.9

Operating leases:
Current portion	$26.4	$26.8	Operating lease liabilities, current
Noncurrent portion	280.6	91.5	Operating lease liabilities, noncurrent
Total operating lease liabilities	$307.0	$118.3

Finance leases:
Current portion	$3.2	$1.7	Other accrued expenses
Noncurrent portion	11.7	4.9	Other noncurrent liabilities
Total finance lease liabilities	$14.9	$6.6
Total lease liabilities	$321.9	$124.9

During fiscal 2026, the Company sold its headquarters in New York City and its primary distribution facility in Jefferson City, Missouri, and concurrently entered into a 15-year lease for a portion of its headquarters building and a 20-year lease for the distribution facility. These leases are classified as operating leases in accordance with ASC 842. Refer to Note 4, "Sale and Leaseback Transactions", for further details.

As part of the Company's efforts to rightsize its real estate footprint to reduce occupancy costs, the Company recognized pretax impairment charges of $0.6 and $3.9 for the fiscal years ended May 31, 2025 and 2024, respectively, related to operating lease right-of-use assets in connection with the early exit of certain leased office space. Refer to Note 5, "Asset Write Down", for further discussion regarding the impairment. The Company did not recognize any lease impairment charges during fiscal 2026.

The following table summarizes the lease expense activity for the fiscal years ended May 31:

				Location within Consolidated Statements of Operations
	2026	2025	2024
Operating lease expense	$43.6	$31.7	$29.7	Selling, general and administrative expenses
Finance lease costs :
Depreciation of leased assets	2.1	1.4	2.1	Depreciation and amortization
Accretion of lease liabilities	0.7	0.6	0.3	Interest expense
Total lease expense	$46.4	$33.7	$32.1

The following table summarizes certain cash flows information related to the Company's leases for the fiscal years ended May 31:

	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41.9	$28.6	$30.2
Operating cash flows from finance leases	0.7	0.6	0.3
Financing cash flows from finance leases	2.1	1.7	2.3
Noncash transactions:
Lease assets obtained in exchange for new lease liabilities	$217.6	$25.0	$40.4

The following table provides the maturities of the Company's lease liabilities recorded on the Company's Consolidated Balance Sheet for the fiscal year ended May 31, 2026:

	Operating Leases	Finance Leases
Fiscal 2027	$49.4	$3.9
Fiscal 2028	48.6	3.2
Fiscal 2029	41.4	2.7
Fiscal 2030	36.9	2.4
Fiscal 2031	35.5	2.2
Thereafter	335.5	2.8
Total lease payments	$547.3	$17.2
Less: interest	(240.3)	(2.3)
Total lease liabilities	$307.0	$14.9

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates related to the Company's leases recorded on the Company's Consolidated Balance Sheets for the fiscal years ended May 31, 2026 and May 31, 2025:

	2026	2025
Weighted-average remaining lease term (years):
Operating Leases	11.5	5.3
Finance Leases	5.8	4.5
Weighted-average discount rate:
Operating Leases	8.3%	5.6%
Finance Leases	5.2%	5.0%

Prior to the sale and leaseback transactions that occurred in December 2025, the Company owned leasable space in its headquarters in SoHo, New York City. The Company recognized rental income of $7.2, $11.2 and $9.7 for the fiscal years ended May 31, 2026, 2025, and 2024, respectively.

12. ACQUISITIONS

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

The assets acquired included intellectual property ("IP") related to 9 Story's existing and recognized program titles (including Investment in film and television programs), customer contracts/relationships related to licensing, distribution and service arrangements, the trade names associated with 9 Story and Brown Bag Films, its animation studio, and internally developed software. The intellectual property and customer contracts/relationships were valued using the multi-period excess earnings valuation method and are being amortized over 10 years, with the exception of contracts/relationships for service arrangements which are being amortized over 5 years. The trade names were valued using the relief-from-royalty valuation method and are being amortized over 10 years. The internally developed software was valued using the replacement cost method and is being amortized over 3 years. The Company classified these fair value measurements as Level 3 due to the significant unobservable inputs used in the analyses, such as internally-developed discounted cash flow forecasts. The difference between the purchase price over the net identifiable tangible and intangible assets acquired was allocated to goodwill, which was not deductible for tax purposes. The goodwill balance was primarily attributable to the expected synergies from the business combination and acquired workforce. The goodwill and intangible assets acquired were allocated to the Entertainment segment.

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

13. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the fiscal years ended May 31:

	2026	2025
Gross beginning balance	$238.5	$172.4
Accumulated impairment	(39.6)	(39.6)
Beginning balance	$198.9	$132.8
Additions	—	64.2
Foreign currency translation	0.5	1.9
Gross ending balance	239.0	238.5
Accumulated impairment	(39.6)	(39.6)
Ending balance	$199.4	$198.9

In fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $64.2 of Goodwill included in the Entertainment segment. Refer to Note 12, "Acquisitions", for further details regarding the acquisition.

There were no impairment charges related to Goodwill in any of the periods presented.

The following table presents Goodwill by segment as of May 31:

	2026	2025
Children's Book Publishing and Distribution	$47.4	$47.4
Education	75.7	75.7
Entertainment	66.2	65.7
International	10.1	10.1
Total	$199.4	$198.9

The following table summarizes the activity in other intangibles included in Other intangible assets, net on the Company’s Financial Statements for the fiscal years ended May 31:

	2026	2025
Other intangibles subject to amortization - beginning balance	$85.8	$8.2
Additions	—	85.3
Amortization expense	(11.3)	(11.2)
Foreign currency translation	1.3	3.5
Total other intangibles subject to amortization, net of accumulated amortization of $61.6 and $50.3, respectively	$75.8	$85.8

Total other intangibles not subject to amortization	2.1	2.1
Total other intangibles	$77.9	$87.9

During fiscal 2025, the Company completed the 9 Story acquisition which resulted in the recognition of $85.3 of amortizable intangible assets. Refer to Note 12, "Acquisitions", for further details regarding the acquisition.

Amortization expense for Other intangibles totaled $11.3, $11.2 and $2.6 for the fiscal years ended May 31, 2026, 2025 and 2024, respectively.

The following table reflects the estimated amortization expense for intangibles for future fiscal years ending May 31:

2027	$11.3
2028	10.8
2029	10.7
2030	9.0
2031	8.9
Thereafter	25.1

Intangible assets with indefinite lives consist principally of trademark and trade name rights. Intangible assets with definite lives consist principally of customer lists, customer contracts/relationships, intellectual property, trade names and internally developed software. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 7.5 years.

14. TAXES

The components of Earnings (loss) before income taxes for the fiscal years ended May 31 were:

	2026	2025	2024
United States	$81.6	$1.0	$17.3
Non-United States	3.6	(2.3)	(1.1)
Total	$85.2	$(1.3)	$16.2

The provision (benefit) for income taxes for the fiscal years ended May 31 consisted of the following components:

	2026	2025	2024
Current
Federal	$10.9	$6.3	$3.4
State and local	11.2	1.3	1.2
Non-United States	4.4	2.7	1.5
Total Current	$26.5	$10.3	$6.1

Deferred
Federal	$2.8	$(9.1)	$0.5
State and local	(3.3)	(0.4)	(1.3)
Non-United States	2.5	(0.2)	(1.2)
Total Deferred	$2.0	$(9.7)	$(2.0)

Total Current and Deferred	$28.5	$0.6	$4.1

Effective Tax Rate Reconciliation

In accordance with the prospective adoption of ASU 2023-09, the following table presents a reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for the fiscal year ended May 31, 2026, including both rate and dollar amount information:

	Amount	Rate
U.S. federal statutory income tax rate	$17.9	21.0%
State and local income tax, net of federal income tax benefit (1)	6.6	7.8
Foreign tax effects
Australia
Sale of equity method investment	4.1	4.8
Permanent differences	(1.3)	(1.5)
Other	(0.7)	(0.8)
Canada
Foreign tax rate differential	1.0	1.2
Other	1.0	1.2
Other foreign jurisdictions	1.8	2.1
Tax credits
Research and development tax credit	(1.2)	(1.4)
Foreign tax credit	(1.2)	(1.4)
Changes in unrecognized tax benefits	1.4	1.6
Effect of cross-border tax laws	0.0	0.0
Global intangible low-taxed income	2.8	3.3
FDII	(2.8)	(3.3)
Nontaxable or nondeductible items
Charitable contributions	(0.9)	(1.1)
Equity and other compensation	(1.0)	(1.1)
Section 162(m) limitation	2.1	2.5
Sale of equity method investment	(1.1)	(1.3)
Other federal tax adjustments	(1.0)	(1.1)
Other nontaxable or nondeductible items	1.0	0.9
Effective income tax rate	$28.5	33.4%
(1) State and local taxes in New York, New York City, and California represented the majority (greater than 50 percent) of the tax effect in this category.

Prior to the adoption of ASU 2023-09, the following table presents a reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for the fiscal years ended May 31:

	2025	2024
Computed federal statutory provision	21.0%	21.0%
State income tax provision, net of federal income tax benefit	(66.5)	(3.0)
Difference in effective tax rates on earnings of foreign subsidiaries	(61.4)	(0.1)
GILTI inclusion	—	0.1
Various tax credits	62.1	(6.6)
Valuation allowances, excluding state	93.8	2.9
Uncertain positions	40.7	0.4
Transaction costs	—	12.0
Equity and other compensation	51.6	(3.7)
Section 162(m) limitation	(83.5)	6.0
Return to provision and other adjustments	(132.8)	(5.1)
Permanent differences	29.0	1.3
Other, net	(0.2)	0.1
Effective tax rates	(46.2)%	25.3%
Total provision (benefit) for income taxes	$0.6	$4.1

The following table presents cash paid for income taxes, net of refunds received, by jurisdiction for the fiscal year ended May 31, 2026:

Federal	$30.7
State
New York	2.5
Other	7.5
Other foreign jurisdictions	2.7
Total cash paid for income taxes, net of refunds received	$43.4

Unremitted Earnings

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. The Company is permanently reinvested in certain foreign subsidiaries representing a portion of the Company's investments in foreign subsidiaries. Any required adjustment to the income tax provision would be reflected in the period that the Company changes this assessment. As of May 31, 2026, there have been no adjustments to the income tax provision related to unremitted earnings.

Deferred Taxes

The significant components for deferred income taxes for the fiscal years ended May 31 were as follows:

	2026	2025
Deferred tax assets:
Tax uniform capitalization	$12.8	$12.2
Prepublication expenses	3.9	3.0
Inventory reserves	19.2	21.8
Allowance for credit losses	2.0	1.8
Deferred revenue	6.1	6.2
Stock based compensation	4.6	5.9
Other reserves	5.2	4.4
Postretirement, post employment and pension obligations	1.6	1.6
Tax carryforwards	30.5	32.4
Lease liabilities	76.5	27.7
Other	13.5	15.0
Gross deferred tax assets	$175.9	$132.0
Valuation allowance	(21.6)	(17.1)
Total deferred tax assets	$154.3	$114.9
Deferred tax liabilities:
Depreciation and amortization	(35.4)	(53.9)
Lease right-of-use assets	(73.0)	(24.4)
Research and development costs capitalized	(20.6)	(8.3)
Other	(2.0)	(3.7)
Total deferred tax liabilities	$(131.0)	$(90.3)
Total net deferred tax assets (1)	$23.3	$24.6
(1) Total net deferred tax assets include $8.5 and $10.1 as of May 31, 2026 and May 31, 2025, respectively, of deferred tax liabilities that were recorded in Other noncurrent liabilities on the Company's Consolidated Balance Sheet primarily due to foreign jurisdictions that cannot be netted.

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, duration of statutory carryforward periods, tax planning strategies and historical experience. For the fiscal year ended May 31, 2026, the valuation allowance increased by $4.5, primarily due to state net operating losses not expected to be realized. For the fiscal year ended May 31, 2025, the valuation allowance decreased by $2.8.

The Company has gross federal, state and foreign net operating loss carryforwards of $0.9, $95.2 and $87.3, respectively, and tax effected federal, state and foreign net operating loss carryforwards of $0.6, $6.2 and $20.6, respectively, for the fiscal year ended May 31, 2026. In addition, the Company has certain tax carryforwards related to tax credits of $2.3, which have various expiration dates between 2029 and 2035, and charitable contributions of $0.8 for the fiscal year ended May 31, 2026. The federal net operating loss can be carried forward indefinitely, however the deduction is limited to 80% of taxable income in the carryforward year. Certain state net operating loss carryforwards, if not utilized, expire at various times, primarily between fiscal year 2028 and fiscal year 2044. Certain foreign net operating loss carryforwards, if not utilized, also expire at various times. Approximately half of the foreign net operating loss carryforwards expire between fiscal year 2027 and fiscal year 2044 and the remaining carryforwards do not have an expiration date.

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

The total amount of unrecognized tax benefits at May 31, 2026, 2025, and 2024 were $2.6, excluding $0.3 accrued for interest and penalties, $1.2, excluding $0.3 accrued for interest and penalties, and $1.8, excluding $0.3 accrued for interest and penalties, respectively. Of the total amount of unrecognized tax benefits at May 31, 2026, 2025, and 2024, $2.6, $1.2 and $1.8, respectively, would impact the Company’s effective tax rate.

During the years presented, the Company recognized interest and penalties related to unrecognized tax benefits in the provision for taxes in the Consolidated Financial Statements. The Company recognized an expense of $0.1, a benefit of less than $0.1, and an expense of $0.1 for the years ended May 31, 2026, 2025, and 2024, respectively.

The table below presents a reconciliation of the unrecognized tax benefits for the fiscal years indicated:

Gross unrecognized benefits at May 31, 2023	$2.0
Decreases related to prior year tax positions	(0.8)
Increase related to prior year tax positions	0.7
Increases related to current year tax positions	0.1
Settlements during the period	(0.2)
Lapse of statute of limitation	—
Gross unrecognized benefits at May 31, 2024	$1.8
Decreases related to prior year tax positions	—
Increase related to prior year tax positions	0.1
Increases related to current year tax positions	0.1
Settlements during the period	—
Lapse of statute of limitation	(0.8)
Gross unrecognized benefits at May 31, 2025	$1.2
Decreases related to prior year tax positions	—
Increase related to prior year tax positions	1.9
Increases related to current year tax positions	0.1
Settlements during the period	—
Lapse of statute of limitation	(0.6)
Gross unrecognized benefits at May 31, 2026	$2.6

Income Tax Returns

The Company, including its domestic subsidiaries, files a consolidated U.S. income tax return, and also files tax returns in various states and other local jurisdictions. Certain foreign subsidiaries also file income tax returns in the jurisdictions in which they operate. The Company is routinely audited by various tax authorities. Tax years relating to fiscal 2021 through 2025 remain subject to examination.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA includes a number of significant tax provisions, including the permanent extension of certain provisions originally enacted under the Tax Cuts and Jobs Act, such as 100% bonus depreciation, immediate expensing of domestic research and experimental expenditures, and modifications to the limitation on business interest expense deductions. During fiscal 2026, the Company elected to immediately deduct 100% of its qualifying domestic research and experimental expenditures under Section 174 and utilized 100% bonus depreciation for eligible capital investments. As a result, the enactment of the OBBBA favorably impacted the Company's current-year taxable income and cash taxes.

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

15. CAPITAL STOCK AND STOCK-BASED AWARDS

Class A Stock and Common Stock

Capital stock consisted of the following as of May 31, 2026:

	Class A Stock	Common Stock	Preferred Stock
Authorized	3,171,900	70,000,000	2,000,000
Reserved for Issuance	—	4,074,031	—
Outstanding	828,100	17,920,321	—

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

During fiscal 2024, Class A Stockholders surrendered 828,100 shares of Class A Stock for conversion into shares of Common Stock. The surrendered Class A shares were cancelled and cannot be reissued, resulting in 3,171,900 shares authorized and 828,100 shares outstanding.

Preferred Stock

The Company's Preferred Stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board before each issuance. To date, no shares of Preferred Stock have been issued.

Stock-based awards

At May 31, 2026, the Company maintained four stockholder-approved stock-based compensation plans with regard to the Common Stock:

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

In September 2021, the Class A Stockholders approved the 2021 Plan which provides for the issuance of certain equity awards, including non-qualified stock options, time-vested restricted stock units, performance-based restricted stock units, incentive stock options and other equity awards. The 2021 Plan initially provided for 2,500,000 shares available for issuance pursuant to awards granted or to be granted under the plan.

The 2011 Plan was approved by the Class A Stockholders in September 2011 initially providing for 2,100,000 shares available for issuance for certain equity awards, including non-qualified stock options, time-vested restricted stock units, performance-based restricted stock units, incentive stock options and other equity awards. In September 2014, the Class A Stockholders approved the second amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 Plan by 2,475,000 shares. In September 2018, the Class A Stockholders approved the third amendment to the 2011 Plan increasing the shares available for issuance pursuant to awards granted under the 2011 Plan by 2,540,000 shares, providing for a total of 7,115,000 shares available for issuance under the 2011 Plan. No further awards can be granted under the 2011 Plan.

The Company’s stock-based awards vest over periods not to exceed four years and the Company's equity plans permit the acceleration of vesting upon retirement for certain eligible employees, as well as for certain other events.

As of May 31, 2026, non-qualified stock options to purchase 650,583 and 953,508 shares of Common Stock were outstanding under the 2021 Plan and the 2011 Plan, respectively. During fiscal 2026, 18,092 options were granted under the 2021 Plan at a weighted average exercise price of $21.38.

At May 31, 2026, 765,527 shares of Common Stock were available for issuance under the 2021 Plan.

In September 2017, the Class A Stockholders approved the 2017 Directors Plan which has 400,000 shares of Common Stock authorized for issuance and provides for the automatic grant to each non-employee director, on the date of each annual meeting of stockholders, of stock options and/or restricted stock units with a value equal to a fixed dollar amount. The total dollar amount, as well as the relative percentage of stock options and restricted stock units, is determined annually by the Board (or Committee designated by the Board) in advance of the grant date. In July 2025, the Board approved the fiscal 2026 grant to each non-employee director, on the date of the 2025 annual meeting of stockholders, having a value, as determined by the Board, of one hundred twenty-five thousand dollars ($125,000), (based on the fair market value on the date of grant), with 100% of such award to be awarded as restricted stock units, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of stockholders following the date of grant. In September 2025, the Class A Stockholders authorized an additional 100,000 shares for issuance under the 2017 Directors Plan.

In September 2007, the Class A Stockholders approved the 2007 Directors Plan, under which no further awards may be granted. During the life of the 2007 Directors Plan, it provided for annual automatic grants to each non-employee director, on the date of each annual meeting of stockholders, similar to the awards described above for the 2017 Directors Plan. As of May 31, 2026, non-qualified stock options to purchase 8,448 shares remained outstanding under the 2007 Directors Plan.

During fiscal 2026, 42,320 restricted stock units were granted to the non-employee directors under the 2017 Directors Plan, such grant to vest in its entirety on the earlier of the first anniversary of the date of grant or the date of the next annual meeting of Stockholders following the date of grant. During fiscal 2026, there were 28,280 shares of Common Stock issued upon the vesting of restricted stock units under the 2017 Directors Plan. As of May 31, 2026, non-qualified stock options to purchase 144,146 shares were outstanding under the 2017 Directors Plan and 154,574 shares of Common Stock were available for issuance under the 2017 Directors Plan.

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

The following table sets forth the intrinsic value of stock options exercised, pretax stock-based compensation cost and related tax benefits for the Company's equity plans for the fiscal years ended May 31:

	2026	2025	2024
Total intrinsic value of stock options exercised	$8.0	$0.5	$6.4
Total stock-based compensation cost (pretax)	8.5	9.3	11.0
Tax benefits (shortfalls) related to stock-based compensation cost	0.6	(2.5)	5.0
Weighted average grant date fair value per option	$6.91	$11.92	$11.53

Pretax stock-based compensation cost is recognized in Selling, general and administrative expenses. As of May 31, 2026, the total pretax compensation cost not yet recognized by the Company with regard to outstanding unvested stock options was $0.1. The weighted average period over which this compensation cost is expected to be recognized is 0.4 years.

The following table sets forth the stock option activity under the Company's equity plans for the fiscal year ended May 31, 2026:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2025	2,663,798	$30.90
Granted	18,092	21.38
Exercised	(779,167)	24.23
Expired, canceled and forfeited	(146,038)	41.57
Outstanding at May 31, 2026	1,756,685	$32.87	2.6	$14.2
Exercisable at May 31, 2026	1,655,574	$32.79	2.4	$13.6

Restricted Stock Units – In addition to stock options, the Company has issued restricted stock units to certain officers and senior management under the 2021 Plan and the 2011 Plan. During fiscal 2026, 371,416 restricted stock units were granted under the 2021 Plan. The restricted stock units convert to shares of Common Stock on a one-for-one basis upon vesting. For time-vested restricted stock units, vesting is typically in three or four equal annual installments beginning with the first anniversary of the date of grant. For performance-based restricted stock units, vesting is contingent upon attainment of pre-established performance goals. During fiscal 2026, there were 184,685 shares of Common Stock issued upon the vesting of restricted stock units under the 2021 Plan. The Company measures the value of restricted stock units at fair value based on the number of units granted and the price of the underlying Common Stock on the grant date, in addition to the expected attainment of pre-established performance goals in the case of performance-based restricted stock units. The Company amortizes the fair value of outstanding restricted stock units as stock-based compensation expense over the requisite service period on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances.

The following table sets forth the restricted stock unit award activity for the fiscal years ended May 31:

	2026	2025	2024
Granted	413,736	410,392	177,867
Weighted average grant date price per unit	$25.88	$31.04	$37.81

As of May 31, 2026, the total pretax compensation cost not yet recognized by the Company with regard to unvested restricted stock units was $6.7. The weighted average period over which this compensation cost is expected to be recognized is 1.6 years.

Management Stock Purchase Plan - The Company maintains the Scholastic Corporation Management Stock Purchase Plan (the “MSPP”), which permits certain members of senior management to defer up to 100% of his or her annual cash bonus payments in the form of restricted stock units (the "MSPP RSUs”) which are purchased by the employee at a 25% discount from the lowest closing price of the Common Stock on NASDAQ on any day during the fiscal quarter in which such bonuses are awarded. The MSPP RSUs are converted into shares of Common Stock on a one-for-one basis at the end of the applicable deferral period, which must be a minimum of three years. The Company measures the value of MSPP RSUs based on the number of awards granted and the price of the underlying Common Stock on the grant date, giving effect to the 25% discount. The Company amortizes this discount as stock-based compensation expense over the vesting term on a straight-line basis, or sooner if the employee effectively vests upon termination of employment under certain circumstances. During fiscal 2026, there were 52,252 shares of Common Stock issued upon the vesting of restricted stock units under the MSPP.

The following table sets forth the MSPP RSUs activity for the fiscal years ended May 31:

	2026	2025	2024
MSPP RSUs allocated	7,990	7,250	15,149
Purchase price per unit	$12.77	$21.49	$27.86

In September 2025, the Class A Stockholders authorized an additional 100,000 shares for issuance under the MSPP. At May 31, 2026, there were 197,520 shares of Common Stock remaining authorized for issuance under the MSPP.

As of May 31, 2026, there is no pretax compensation cost not yet recognized with regard to unvested MSPP RSUs.

The following table sets forth the restricted stock unit and MSPP RSUs activity for the year ended May 31, 2026:

	Restricted stock units and MSPP RSUs	Weighted Average grant date fair value
Nonvested as of May 31, 2025	589,226	$31.14
Granted	421,726	18.40
Vested	(265,217)	31.11
Forfeited	(69,682)	29.85
Nonvested as of May 31, 2026	676,053	$27.82

The total fair value of shares vested during the fiscal years ended May 31, 2026, 2025 and 2024 was $8.3, $6.5 and $5.8, respectively.

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

The following table sets forth the ESPP share activity for the fiscal years ended May 31:

	2026	2025	2024
Shares issued	88,428	109,015	79,458
Weighted average purchase price per share	$23.61	$21.85	$32.38

In September 2024, the Class A Stockholders authorized an additional 500,000 shares for issuance under the ESPP. At May 31, 2026, there were 371,625 shares of Common Stock remaining authorized for issuance under the ESPP.

16. TREASURY STOCK

The Company has authorizations from the Board of Directors to repurchase Common Stock, from time to time as conditions allow, on the open market or through negotiated private transactions, as summarized in the table below:

Authorizations	Amount
March 2024	$54.6
March 2025	53.4
December 2025	80.0
March 2026	297.0
Total current Board authorizations	$485.0
Less repurchases made under the authorizations as of May 31, 2026	(302.0)
Remaining Board authorization at May 31, 2026	$183.0

Remaining Board authorization at May 31, 2026 represents the amount remaining under the current $297.0 Board authorization for repurchases of shares of Common Stock announced on March 18, 2026, which is available for further repurchases, from time to time as conditions allow, on the open market or through negotiated private transactions.

Pursuant to a Board authorization on March 18, 2026, the Company commenced a modified Dutch auction tender offer on March 23, 2026, which expired on April 20, 2026. In connection with this offer, the Company repurchased 2,834,018 shares of Common Stock at a price of $40.00 per share, for an aggregate cost of $115.6, including related fees and expenses.

During the fiscal year ended May 31, 2026, the Company repurchased 4,502,948 shares of Common Stock on the open market for an aggregate purchase price of $150.6. The Company also accrued $2.4 of excise tax related to share repurchases. The Company's repurchase program may be suspended at any time without prior notice.

17. EMPLOYEE BENEFIT PLANS

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

On October 24, 2025, the UK Pension Plan entered into a group annuity contract covering substantially all remaining uninsured liabilities of the plan. Under the terms of the arrangement, the insurance company is obligated to make payments to the UK Pension Plan that are intended to substantially match the pension benefits payable to the covered participants. The UK Pension Plan remains the legal obligor for the payment of benefits to participants, and participants do not have a direct contractual relationship with the insurer. Accordingly, the transaction does not constitute a settlement of the related pension obligations. The annuity contract is held as a plan asset and is reported at fair value. Following the transaction, the UK Pension Plan liabilities have been measured on a termination basis, reflecting the purchase price of the insurance policy, adjusted for interest accretion, benefit payments, and changes in market conditions subsequent to the transaction date.

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

The Medicare Prescription Drug, Improvement and Modernization Act (the “Medicare Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy of 28% to sponsors of retiree health care benefit plans providing a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the US Postretirement benefits provided to its retiree population are in aggregate the actuarial equivalent of the benefits under Medicare Part D. As a result, in fiscal 2025 and 2024, the Company recognized a cumulative reduction of its accumulated postretirement benefit obligation of $0.1 due to the Federal subsidy under the Medicare Act. Beginning in fiscal 2026, the Company elected to no longer apply for the subsidy program.

The following table sets forth the weighted average actuarial assumptions utilized to determine the benefit obligations for the UK Pension Plan and the US Postretirement Benefits at May 31:

	UK Pension Plan			US Postretirement Benefits
	2026	2025	2024	2026	2025	2024
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.4%	5.8%	5.2%	5.2%	5.4%	5.5%
Rate of compensation increase (1)	—	3.8%	4.1%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.8%	5.1%	5.5%	5.4%	5.4%	5.2%
Expected long-term return on plan assets	5.5%	4.9%	5.6%	—	—	—
Rate of compensation increase	3.8%	4.1%	4.0%	—	—	—
(1) The rate of compensation increase assumption is not applicable for fiscal 2026 following the pension bulk insurance transaction, as the covered pension obligations are supported by annuity contracts and are no longer dependent on future compensation levels.

To develop the expected long-term rate of return on plan assets assumption for the UK Pension Plan, the Company considers historical returns and future expectations. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an assumed weighted average long-term rate of return on plan assets of 5.5% for the UK Pension Plan.

The following table sets forth the change in benefit obligation for the UK Pension Plan and the US Postretirement Benefits at May 31:

	UK Pension Plan		US Postretirement Benefits
	2026	2025	2026	2025
Change in benefit obligation:
Benefit obligation at beginning of year	$25.3	$26.7	$6.5	$7.2
Interest cost	1.3	1.3	0.3	0.3
Plan participants’ contributions	—	—	0.0	0.0
Actuarial losses (gains)	4.6	(2.6)	0.3	(0.0)
Foreign currency translation	(0.0)	1.5	—	—
Benefits paid, including expenses	(1.5)	(1.6)	(0.9)	(1.0)
Benefit obligation at end of year	$29.7	$25.3	$6.2	$6.5

The net actuarial loss included in the projected benefit obligation for the UK Pension Plan in fiscal 2026 was primarily attributable to the change in the measurement basis of the plan's liabilities to a termination basis following the execution of a bulk annuity purchase. The net actuarial gain included in the projected benefit obligation for the UK Pension Plan in fiscal 2025 was primarily due to the increase in discount rate and impact of inflation.

The net actuarial loss included in the projected benefit obligation for the US Postretirement Benefits in fiscal 2026 was primarily attributable to the decrease in discount rate and increase in the medical trend assumption. There was no net actuarial gain or loss included in the projected benefit obligation for the US Postretirement Benefits in fiscal 2025 as the gain attributable to the updated census data was offset by the loss attributable to the decrease in discount rate.

The following table sets forth the change in plan assets for the UK Pension Plan at May 31:

	UK Pension Plan
	2026	2025
Change in plan assets:
Fair value of plan assets at beginning of year	$20.1	$21.4
Actual return on plan assets	2.2	(2.2)
Employer contributions	8.7	1.3
Benefits paid, including expenses	(1.5)	(1.6)
Foreign currency translation	0.0	1.2
Fair value of plan assets at end of year	$29.5	$20.1

The following table sets forth the net funded status of the UK Pension Plan and the US Postretirement Benefits and the related amounts recognized on the Company’s Consolidated Balance Sheets at May 31:

	UK Pension Plan		US Postretirement Benefits
	2026	2025	2026	2025
Current liabilities	$—	$—	$(0.9)	$(0.9)
Noncurrent liabilities	(0.2)	(5.2)	(5.3)	(5.6)
Net funded balance	$(0.2)	$(5.2)	$(6.2)	$(6.5)

The following amounts were recognized in Accumulated other comprehensive income (loss) for the UK Pension Plan and the US Postretirement Benefits on the Company’s Consolidated Balance Sheets at May 31:

	2026			2025
	UK Pension Plan	US Postretirement Benefits	Total	UK Pension Plan	US Postretirement Benefits	Total
Actuarial gain (loss)	$(12.7)	$1.1	$(11.6)	$(11.0)	$1.4	$(9.6)
Prior service credit (cost)	—	5.0	5.0	0.0	5.9	5.9
Amount recognized in Accumulated comprehensive income (loss) net of tax	(12.7)	4.6	(8.1)	(11.0)	5.5	(5.5)

Income tax expense of $1.5, $1.8 and $2.0 were recognized in Accumulated other comprehensive loss at May 31, 2026, 2025 and 2024, respectively.

The following table sets forth the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets with respect to the UK Pension Plan as of May 31:

	UK Pension Plan
	2026	2025
Projected benefit obligations	$29.7	$25.3
Accumulated benefit obligations	29.7	25.2
Fair value of plan assets	29.5	20.1

The following table sets forth the net periodic benefit (cost) for the UK Pension Plan and the US Postretirement Benefits for the fiscal years ended May 31:

	UK Pension Plan			US Postretirement Benefits
	2026	2025	2024	2026	2025	2024
Components of net (benefit) cost:
Interest cost	$1.3	$1.3	$1.3	$0.3	$0.3	$0.3
Expected return on assets	(1.1)	(1.0)	(1.1)	—	—	—
Amortization of prior service (credit) loss	0.0	0.0	0.0	(0.8)	(0.8)	(0.8)
Amortization of net actuarial (gain) loss	1.7	1.4	1.3	(0.1)	(0.1)	—
Net periodic (benefit) cost	$1.9	$1.7	$1.5	$(0.6)	$(0.6)	$(0.5)

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

The following table sets forth the total weighted average asset allocations for the UK Pension Plan by asset category at May 31:

	UK Pension Plan
	2026	2025
Debt securities	—%	42.7%
Cash and cash equivalents	—%	4.2%
Liability-driven instruments	—%	37.8%
Other (1)	100.0%	15.3%
	100.0%	100.0%
(1) As of May 31, 2026, the UK Pension Plan consisted solely of annuity contracts.

During fiscal 2026, the UK Pension Plan's investment policy was amended to reflect a target asset allocation of 100% annuity contracts following the completion of the bulk insurance transaction.

The fair values of the Company’s Pension Plan assets are measured using Level 1, Level 2 and Level 3 fair value measurements. The following table sets forth the measurement of the Company’s Pension Plan assets at fair value by asset category at the respective dates:

	Assets at Fair Value as of May 31, 2026
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Annuities	—	—	29.5	29.5
Total	$—	$—	$29.5	$29.5

	Assets at Fair Value as of May 31, 2025
	UK Pension Plan
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.8	$—	$—	$0.8
Pooled, Common and Collective Funds (1) (2)	—	7.6	—	7.6
Fixed Income (3)	—	8.6	—	8.6
Annuities	—	—	3.1	3.1
Total	$0.8	$16.2	$3.1	$20.1
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

The Company has purchased annuities to service fixed payments to certain retired plan participants in the UK. These annuities are purchased from investment grade counterparties. These annuities are not traded on open markets and are therefore valued based upon the actuarial determined valuation, and related assumptions, of the underlying projected benefit obligation, a Level 3 valuation technique. The fair value of these assets was $29.5 and $3.1 at May 31, 2026 and May 31, 2025, respectively.

The following table summarizes the changes in fair value of these Level 3 assets for the fiscal years ended May 31, 2026 and 2025:

Balance at May 31, 2024	$3.2
Actual Return on Plan Assets:
Relating to assets held at May 31, 2024	(0.3)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	—
Transfers in and/or out of Level 3	—
Foreign currency translation	0.2
Balance at May 31, 2025	$3.1
Actual Return on Plan Assets:
Relating to assets held at May 31, 2025	(0.1)
Relating to assets sold during the year	—
Purchases, sales and settlements, net	26.3
Transfers in and/or out of Level 3	—
Foreign currency translation	0.2
Balance at May 31, 2026	$29.5

Estimated future benefit payments

The following table sets forth the expected future benefit payments under the UK Pension Plan and the US Postretirement Benefits by fiscal year:

	UK Pension Plan	US Postretirement Benefits
	Pension benefits	Benefit payments
2027	$1.5	$0.9
2028	1.6	0.8
2029	1.7	0.7
2030	1.7	0.7
2031	1.7	0.6
2031 - 2035	9.2	2.4

Assumed health care cost trend rates at May 31:

	2026	2025
Health care cost trend rate assumed for the next fiscal year	7.5%	6.3%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2037	2031

Defined contribution plans

The Company also provides defined contribution plans for certain eligible employees. In the United States, the Company sponsors a 401(k) retirement plan and has contributed $8.1, $8.4 and $8.7 for fiscal years 2026, 2025 and 2024, respectively.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the impact on earnings of reclassifications out of Accumulated other comprehensive income (loss) for the fiscal years ended May 31:

	2026		2025		2024
	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits	UK Pension Plan	US Postretirement Benefits
Amortization of prior service (credit) loss	$0.0	$(0.8)	$0.0	$(0.8)	$0.0	$(0.8)
Amortization of net actuarial loss (gain)	1.7	(0.1)	1.4	(0.1)	1.3	0.0
Tax (benefit) expense	—	0.2	—	0.2	—	0.2
Amounts reclassified from Accumulated other comprehensive income (loss)	$1.7	$(0.7)	$1.4	$(0.7)	$1.3	$(0.6)

The amounts reclassified out of Accumulated other comprehensive income (loss) were recognized in Other components of net periodic benefit (cost) for all periods presented.

The following tables summarize the activity in Accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

	Foreign currency translation adjustments	UK Pension Plan	US Postretirement Benefits	Total
Balance at May 31, 2024 (1)	$(46.9)	$(11.8)	$6.2	$(52.5)
Other comprehensive income (loss) before reclassifications	$10.9	$(0.6)	$0.0	$10.3
Less: amounts reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Amortization of net actuarial loss	$—	$1.4	$(0.1)	$1.3
Amortization of prior service (credit) cost	—	0.0	(0.6)	(0.6)
Other comprehensive income (loss)	10.9	0.8	(0.7)	11.0
Balance at May 31, 2025 (1)	$(36.0)	$(11.0)	$5.5	$(41.5)
Other comprehensive income (loss) before reclassifications	$4.7	$(3.4)	$(0.2)	$1.1
Less: amounts reclassified from Accumulated other comprehensive income (loss) (net of taxes)
Cumulative translation adjustment related to sale of equity method investment (2)	3.5	—	—	3.5
Amortization of net actuarial loss	$—	$1.7	$(0.1)	$1.6
Amortization of prior service (credit) cost	—	0.0	(0.6)	(0.6)
Other comprehensive income (loss)	8.2	(1.7)	(0.9)	5.6
Balance at May 31, 2026 (1)	$(27.8)	$(12.7)	$4.6	$(35.9)
(1) Accumulated other comprehensive income (loss) related to the UK Pension Plan and the US Postretirement Benefits are reported net of taxes of $1.5, $1.8 and $2.0 at May 31, 2026, 2025, and 2024, respectively.
(2) Refer to Note 9, "Investments", for further details regarding sale of equity method investment.

19. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the Basic and Diluted earnings (loss) per share computation for the fiscal years ended May 31:

	2026	2025	2024

Net income (loss) attributable to Class A and Common Shares	$56.7	$(1.9)	$12.1
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	23.7	27.6	29.6
Dilutive effect of Class A Stock and Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	0.5	—	0.8
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	24.2	27.6	30.4

Earnings (loss) per share of Class A Stock and Common Stock
Basic earnings (loss) per share	$2.39	$(0.07)	$0.41
Diluted earnings (loss) per share	$2.34	$(0.07)	$0.40

Anti-dilutive shares pursuant to stock-based compensation plans	1.4	0.4	0.9
* The Company experienced a net loss for the fiscal year ended May 31, 2025 and therefore did not report any dilutive share impact. The following potential common shares were excluded from the loss per diluted share computation: outstanding options and restricted stock units of $2.7 and $0.5, respectively.

The Company measures diluted earnings per share using the Treasury Stock method.

The following table sets forth Options outstanding pursuant to stock-based compensation plans for the fiscal years ended May 31:

	2026	2025
Options outstanding pursuant to stock-based compensation plans (in millions)	1.8	2.7

As of May 31, 2026, $183.0 remains available for future purchases of Common Stock under the current repurchase authorization of the Board of Directors. See Note 16, “Treasury Stock,” for a more complete description of the Company’s share buy-back program.

20. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at May 31:

	2026	2025

Accrued payroll, payroll taxes and benefits	$31.2	$35.2
Accrued bonus and commissions	29.1	26.6
Accrued other taxes	17.3	22.2
Returns liability	32.2	34.4
Accrued advertising and promotions	5.5	5.1
Other accrued expenses	42.8	42.7
Total accrued expenses	$158.1	$166.2

The table below provides information regarding Accrued severance which is included in Accrued payroll, payroll taxes and benefits on the Company’s Consolidated Balance Sheets at May 31:

	2026	2025
Beginning balance	$4.3	$3.9
Accruals	17.0	13.0
Payments	(19.5)	(12.6)
Ending balance	$1.8	$4.3

During fiscal 2026, the Company recognized $16.4 of severance expense related to cost-saving initiatives.

21. DERIVATIVES AND HEDGING

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses, and recognizes the unrealized gain or loss in other current assets or other current liabilities. The notional values of the contracts were $29.9 and $22.8 as of May 31, 2026 and 2025, respectively. A net unrealized loss of $0.1 was recognized at May 31, 2026 and May 31, 2025.

22. FAIR VALUE MEASUREMENTS

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

Level 2 and Level 3 inputs are employed by the Company in the fair value measurement of these assets and liabilities. For a more detailed description of the fair value measurements employed by the Company, see Note 1, “Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies." The Company employs fair value measurements for certain property, plant and equipment, investment in film and television programs, investments and prepublication assets and the Company assesses future expected cash flows attributable to these assets. For investments, see Note 9, "Investments," for a more complete description of the fair value measurements employed.

During fiscal 2026, certain assets related to prepublication costs, investment in film and television programs, cloud computing arrangements and a cost-method investment were measured at fair value in connection with impairment assessments, with fair value determined using a discounted cash flow methodology. Certain inventory was also measured at fair value based on its net realizable value. See Note 5, "Asset Write Down," for a more complete description of the impairments recognized in fiscal 2026.

During fiscal 2025, the Company completed the acquisition of 9 Story. Refer to Note 12, "Acquisitions", for details regarding this acquisition and a description of the fair value measurements employed. In addition, certain inventory, operating lease ROU assets and prepublication costs were measured at fair value in connection with impairment assessments, with fair value determined using a discounted cash flow methodology. See Note 5, "Asset Write Down," for a more complete description of the impairments recognized in fiscal 2025.

During fiscal 2024, certain operating lease ROU assets, prepublication costs and intangible assets were measured at fair value in connection with impairment assessments, with fair value determined using a discounted cash flow methodology. See Note 5, "Asset Write Down," for a more complete description of the impairments recognized in fiscal 2024. In addition, the Company acquired certain amortizable intangible assets during fiscal 2024, the fair value of which was determined using a discounted cash flow methodology. See Note 13, "Goodwill and Intangibles," for a more complete description of the acquired intangible assets.

The following tables present non-financial assets that were measured and recognized at fair value on a non-recurring basis and the total impairment losses and additions recognized on those assets:

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2026	Level 1	Level 2	Level 3	May 31, 2026
Inventory	$—	$—	$—	$0.6	$0.6	$—
Prepublication assets	—	—	—	4.3	4.3	—
Investment in film and television programs	—	—	—	4.9	4.9	—
Other Assets (i)	—	—	—	1.1	1.1	—
(i) Includes capitalized costs related to cloud computing arrangements and a cost-method investment

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2025	Level 1	Level 2	Level 3	May 31, 2025
Inventory	$—	$—	$—	$1.1	$1.1	$—
Prepublication assets	—	—	—	1.2	1.2	—
Operating lease right-of-use assets, net	—	—	—	0.6	0.6	—

	Net carrying value as of	Fair value measured and recognized using			Impairment losses for fiscal year ended	Additions due to acquisitions
	May 31, 2024	Level 1	Level 2	Level 3	May 31, 2024
Prepublication assets	$—	$—	$—	$3.0	$3.0	$—
Operating lease right-of-use assets, net	—	—	—	3.9	3.9	—
Intangible assets	5.5	—	—	6.0	3.1	6.0

23. RELATED PARTY TRANSACTIONS

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

24. SUBSEQUENT EVENTS

On July 22, 2026, the Company announced its quarterly cash dividend of $0.25 per share on the Company's Class A and Common Stock for the first quarter of fiscal 2027, representing a 25% increase from the previous dividend of $0.20 per share. The dividend is payable on September 15, 2026 to shareholders of record as of the close of business on August 31, 2026.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scholastic Corporation (the Company) as of May 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 24, 2026 expressed an unqualified opinion thereon.

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

July 24, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scholastic Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Scholastic Corporation’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Scholastic Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated July 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

July 24, 2026

Supplementary Financial Information
Summary of Quarterly Results of Operations (Unaudited, amounts in millions except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Ended May 31,
2026
Revenues	$225.6	$551.1	$329.1	$476.1	$1,581.9
Cost of goods sold	123.5	225.6	150.3	190.4	689.8
Net income (loss)	(71.1)	55.9	62.5	9.4	56.7
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(2.83)	$2.21	$2.61	$0.46	$2.39
Diluted (1)	$(2.83)	$2.17	$2.55	$0.45	$2.34
2025
Revenues	$237.2	$544.6	$335.4	$508.3	$1,625.5
Cost of goods sold	128.3	228.6	154.6	207.3	718.8
Net income (loss)	(62.5)	48.8	(3.6)	15.4	(1.9)
Net income (loss) per share of Class A and Common Stock:
Basic (1)	$(2.21)	$1.73	$(0.13)	$0.59	$(0.07)
Diluted (1)	$(2.21)	$1.71	$(0.13)	$0.59	$(0.07)
(1) The sum of the quarters may not equal the full year basic and diluted earnings per share since each quarter is calculated separately.

Item 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A | Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of May 31, 2026, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management (with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer), after conducting an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2026.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting as of May 31, 2026, which is included herein. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended May 31, 2026 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B | Other Information

During the quarterly period ended May 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10 | Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 16, 2026 to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Certain information regarding the Corporation’s Executive Officers is set forth in Part I - Item 1 - Business.

Item 11 | Executive Compensation

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 16, 2026 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 16, 2026 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13 | Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 16, 2026 to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14 | Principal Accounting Fees and Services

Incorporated herein by reference from the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held September 16, 2026 to be filed pursuant to Regulation 14A under the Exchange Act.

Part IV

Item 15 | Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:

The following Consolidated Financial Statements are included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended May 31, 2026, 2025 and 2024;

Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2026, 2025 and 2024;

Consolidated Balance Sheets at May 31, 2026 and 2025;

Consolidated Statement of Changes in Stockholders’ Equity for the years ended May 31, 2026, 2025 and 2024;

Consolidated Statements of Cash Flows for the years ended May 31, 2026, 2025 and 2024; and

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

10.24
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

10.34*	Offer Letter dated July 11, 2022 between Jeffrey N. Mathews and Scholastic Inc. (incorporated by reference to the November 30, 2024 10-Q).

10.35*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 16, 2024 (incorporated by reference to the November 30, 2024 10-Q).

10.36*	Performance Stock Unit Agreement between Scholastic Corporation and Jeffrey N. Mathews, dated October 1, 2024 (incorporated by reference to the November 30, 2024 10-Q).

10.37*	Restricted Stock Unit Agreement between Scholastic Corporation and Jeffrey N. Mathews, dated October 1, 2024 (incorporated by reference to the November 30, 2024 10-Q).

10.38*	Letter Agreement dated January 30, 2025 between Peter Warwick and the Company (incorporated by reference to the February 28, 2025 10-Q).

10.39*
Letter Agreement, dated January 29, 2026, between Peter Warwick and the Company (incorporated by reference to Exhibit 10.5 to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on March 20, 2026, SEC File No. 000-19860).

10.40*
Amendment, dated January 9, 2026, to Offer of employment letter, effective November 18, 2019, between Scholastic Inc. and Sasha Quinton (Amendment incorporated by reference to Exhibit 10.6 to the Corporation Quarterly Report on Form 10-Q as filed with the SEC on March 20, 2026, and Offer of employment letter incorporated by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on December 20, 2019, in each case, SEC File No. 000-19860).

10.41*
Letter from Scholastic to Jeffrey Mathews regarding his appointment as President, Scholastic Education and his compensation increase dated December 19, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 22, 2025, SEC File No. 000-19860).

10.42
Contract of Purchase and Sale dated as of December 1, 2025, by and between Scholastic 557 Broadway, L.L.C. and ESRT 555-557 Broadway, L.L.C. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2025, SEC File No. 000-19860 (the “December 2025 Form 8-K”).

10.43	Form of Lease Agreement to be entered into by and between Scholastic 557 Broadway, L.L.C. and ESRT 555-557 Broadway, L.L.C. (incorporated by reference to Exhibit 10.2 to the December 2025 Form 8-K).

10.44
Contract of Purchase and Sale Agreement dated as of December 1, 2025, by and between Scholastic Inc. and FNLR Fortuna Major LLC. (incorporated by reference to Exhibit 10.3 to the December 2025 Form 8-K).

10.45	Form of Lease Agreement to be entered into by and between Scholastic Inc. and FNLR Fortuna Major LLC. (incorporated by reference to Exhibit 10.4 to the December 2025 Form 8-K).

19	Insider Trading Policy (incorporated by reference to the May 31, 2024 10-K/A).

21	Subsidiaries of the Corporation, as of May 31, 2026.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer of the Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy (incorporated by reference to the May 31, 2024 10-K).

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Document ***

101.DEF	XBRL Taxonomy Extension Definitions Document ***

101.LAB	XBRL Taxonomy Extension Labels Document ***

101.PRE	XBRL Taxonomy Extension Presentation Document ***

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

**	The Company has filed a redacted version of the Securities Purchase Agreement, omitting the portions of the Agreement (indicated by asterisks) which the Company desires to keep confidential.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Item 16 | Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 24, 2026	SCHOLASTIC CORPORATION

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

Signature	Title	Date

/s/ Peter Warwick	President and Chief Executive Officer and Director (principal executive officer)	July 24, 2026
Peter Warwick

/s/ Haji L. Glover	Executive Vice President and Chief Financial Officer (principal financial officer)	July 24, 2026
Haji L. Glover

/s/ Paul Hukkanen	Senior Vice President and Chief Accounting Officer (principal accounting officer)	July 24, 2026
Paul Hukkanen

/s/ Milena Alberti	Director	July 24, 2026
Milena Alberti

/s/ Andrés Alonso	Director	July 24, 2026
Andrés Alonso

/s/ James W. Barge	Director	July 24, 2026
James W. Barge

/s/ Robert L. Dumont	Director	July 24, 2026
Robert L. Dumont

/s/ Alix Guerrier	Director	July 24, 2026
Alix Guerrier

/s/ Kaya Henderson	Director	July 24, 2026
Kaya Henderson

/s/ Linda Li	Director	July 24, 2026
Linda Li

/s/ Iole Lucchese	Director	July 24, 2026
Iole Lucchese

/s/ Verdell Walker	Director	July 24, 2026
Verdell Walker

/s/ Anne Clarke Wolff	Director	July 24, 2026
Anne Clarke Wolff

Scholastic Corporation

Financial Statement Schedule

ANNUAL REPORT ON FORM 10-K

YEAR ENDED May 31, 2026

ITEM 15(c)

S-1

Schedule II

Valuation and Qualifying Accounts and Reserves

				(Amounts in millions)
				Years ended May 31,
	Balance at Beginning of Year	Expensed	Write-Offs and Other		Balance at End of Year
2026
Allowance for credit losses	$11.0	$6.5	$6.5		$11.0
Returns liability	34.4	41.8	44.0	(1)	32.2
Reserves for obsolescence	107.1	8.9	22.7		93.3
Reserve for royalty advances	86.9	6.2	0.4		92.7
2025
Allowance for credit losses	$14.9	$5.0	$8.9		$11.0
Returns liability	33.1	51.8	50.5	(1)	34.4
Reserves for obsolescence	105.6	16.1	14.6		107.1
Reserve for royalty advances	83.2	5.7	2.0		86.9
2024
Allowance for credit losses	$16.7	$5.2	$7.0		$14.9
Returns liability	34.9	59.4	61.2	(1)	33.1
Reserves for obsolescence	100.9	20.4	15.7		105.6
Reserve for royalty advances	79.1	2.7	(1.4)		83.2
(1)Represents actual returns charged to the reserve.

S-2