Form 10-Q
period 2026-08-31
SCHOLASTIC CORP
filed 2026-09-25
CIK 866729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	August 31, 2026	Commission File No.	000-19860

SCHOLASTIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware		13-3385513
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
557 Broadway,
New York,	New York	10012
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (212) 343-6100

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SCHL	The NASDAQ Stock Market LLC

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of each class	Number of shares outstanding as of August 31, 2026
Common Stock, $0.01 par value	17,581,344
Class A Stock, $0.01 par value	828,100

SCHOLASTIC CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED August 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (Dollar amounts in millions, except per share data)

	Three months ended
	August 31,	August 31,
	2026	2025
Revenues	$216.8	$225.6
Operating costs and expenses:
Cost of goods sold	118.1	123.5
Selling, general and administrative expenses	178.3	177.2
Depreciation and amortization	12.6	16.3
Asset impairments and write downs	—	0.8
Total operating costs and expenses	309.0	317.8
Operating income (loss)	(92.2)	(92.2)
Interest income (expense), net	(1.6)	(4.5)
Other components of net periodic benefit (cost)	0.1	(0.3)
Earnings (loss) before income taxes	(93.7)	(97.0)
Provision (benefit) for income taxes	(22.5)	(25.9)
Net income (loss)	$(71.2)	$(71.1)
Basic and diluted earnings (loss) per share of Class A and Common Stock
Basic	$(3.77)	$(2.83)
Diluted	$(3.77)	$(2.83)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31,	August 31,
	2026	2025
Net income (loss)	$(71.2)	$(71.1)
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(1.2)	3.5
Pension and postretirement adjustments (net of tax)	0.0	0.3
Total other comprehensive income (loss), net	$(1.2)	$3.8
Comprehensive income (loss)	$(72.4)	$(67.3)
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (Dollar amounts in millions, except per share data)

	August 31, 2026	May 31, 2026	August 31, 2025
	(unaudited)	(audited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$106.8	$134.9	$94.3
Accounts receivable, net	186.6	236.4	187.0
Inventories, net	315.3	265.0	322.2
Income tax receivable	50.9	28.4	35.3
Tax credit receivable	17.3	19.3	19.0
Prepaid expenses and other current assets	53.3	37.3	72.4
Total current assets	730.2	721.3	730.2
Noncurrent Assets:
Property, plant and equipment, net	200.5	201.6	512.5
Prepublication costs, net	40.1	41.1	48.9
Investment in film and television programs, net	37.8	40.4	44.6
Operating lease right-of-use assets, net	287.5	291.2	97.9
Royalty advances, net	63.8	64.6	81.6
Goodwill	199.2	199.4	199.7
Other intangible assets, net	74.8	77.9	86.6
Noncurrent deferred income taxes	31.9	31.8	34.5
Other assets and deferred charges	59.5	58.8	118.1
Total noncurrent assets	995.1	1,006.8	1,224.4
Total assets	$1,725.3	$1,728.1	$1,954.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit and current portion of long-term debt	$9.8	$5.5	$6.2
Film related obligations	19.3	17.1	14.7
Accounts payable	150.2	144.2	175.8
Accrued royalties	68.0	50.3	86.6
Deferred revenue	171.6	179.2	181.0
Other accrued expenses	129.8	158.1	138.5
Accrued income taxes	4.7	4.7	1.9
Operating lease liabilities	29.5	26.4	26.7
Total current liabilities	582.9	585.5	631.4
Noncurrent Liabilities:
Long-term debt	175.0	75.0	325.0
Operating lease liabilities	276.1	280.6	85.3
Other noncurrent liabilities	34.8	36.2	34.9
Total noncurrent liabilities	485.9	391.8	445.2
Commitments and Contingencies (see Note 6)	—	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized, 2.0 shares; Issued and Outstanding, none	$—	$—	$—
Class A Stock, $0.01 par value: Authorized, 3.2 shares; Issued and Outstanding, 0.8 shares	0.0	0.0	0.0
Common Stock, $0.01 par value: Authorized, 70.0 shares; Issued, 42.9 shares; Outstanding, 17.6, 17.9, and 24.3 shares, respectively	0.4	0.4	0.4
Additional paid-in capital	601.6	602.5	607.9
Accumulated other comprehensive income (loss)	(37.1)	(35.9)	(37.7)
Retained earnings	961.5	1,037.6	923.5
Treasury stock, at cost: 25.3, 25.0 and 18.6 shares, respectively	(869.9)	(853.8)	(616.1)
Total stockholders’ equity	656.5	750.8	878.0
Total liabilities and stockholders’ equity	$1,725.3	$1,728.1	$1,954.6
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Dollar amounts in millions, except per share data)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2025	0.8	$0.0	24.2	$0.4	$607.1	$(41.5)	$999.7	$(619.2)	$946.5
Net Income (loss)	—	—	—	—	—	—	(71.1)	—	(71.1)
Foreign currency translation adjustment	—	—	—	—	—	3.5	—	—	3.5
Pension and post-retirement adjustments (net of tax of $0.1)	—	—	—	—	—	0.3	—	—	0.3
Stock-based compensation	—	—	—	—	1.9	—	—	—	1.9
Proceeds pursuant to stock-based compensation plans	—	—	—	—	0.5	—	—	—	0.5
Treasury stock issued pursuant to equity-based plans	—	—	0.1	—	(1.6)	—	—	3.1	1.5
Dividends ($0.20 per share)	—	—	—	—	—	—	(5.1)	—	(5.1)
Balance at August 31, 2025	0.8	$0.0	24.3	$0.4	$607.9	$(37.7)	$923.5	$(616.1)	$878.0

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock At Cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 1, 2026	0.8	$0.0	17.9	$0.4	$602.5	$(35.9)	$1,037.6	$(853.8)	$750.8
Net Income (loss)	—	—	—	—	—	—	(71.2)	—	(71.2)
Foreign currency translation adjustment	—	—	—	—	—	(1.2)	—	—	(1.2)
Pension and post-retirement adjustments (net of tax of $0.0)	—	—	—	—	—	0.0	—	—	0.0
Stock-based compensation	—	—	—	—	2.2	—	—	—	2.2
Proceeds pursuant to stock-based compensation plans	—	—	—	—	8.0	—	—	—	8.0
Tax withholding and related adjustments on equity awards	—	—	—	—	(1.8)	—	—	—	(1.8)
Purchases of treasury stock at cost	—	—	(0.6)	—	—	—	—	(25.9)	(25.9)
Treasury stock issued pursuant to equity-based plans	—	—	0.3	—	(9.3)	—	—	9.8	0.5
Dividends ($0.25 per share)	—	—	—	—	—	—	(4.9)	—	(4.9)
Balance at August 31, 2026	0.8	$0.0	17.6	$0.4	$601.6	$(37.1)	$961.5	$(869.9)	$656.5
See accompanying notes

SCHOLASTIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Dollar amounts in millions)

	Three months ended
	August 31, 2026	August 31, 2025
Cash flows - operating activities:
Net income (loss)	$(71.2)	$(71.1)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on accounts receivable	0.6	0.7
Provision for losses on inventory	3.3	3.9
Provision for losses on royalty advances	1.0	0.9
Amortization of prepublication costs	4.9	5.4
Amortization of film and television programs	4.2	1.7
Depreciation and amortization	15.9	19.4
Amortization of pension and postretirement plans	(0.1)	0.2
Deferred income taxes	(0.1)	0.2
Stock-based compensation	2.2	1.9
Income from equity-method investments	0.0	0.1
Non cash write off related to asset impairments and write downs	—	0.8
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	49.3	86.1
Inventories	(53.7)	(75.6)
Income tax receivable	(22.5)	(26.6)
Tax credit receivable	1.9	2.0
Prepaid expenses and other current assets	(16.9)	(24.4)
Investment in film and television programs	(2.3)	(3.7)
Royalty advances	(0.2)	(4.3)
Accounts payable	5.9	18.2
Accrued royalties	17.7	17.3
Deferred revenue	(7.4)	2.0
Other accrued expenses	(26.1)	(26.0)
Accrued income taxes	0.0	(1.8)
Other, net	(1.0)	(9.1)
Net cash provided by (used in) operating activities	(94.6)	(81.8)
Cash flows - investing activities:
Prepublication expenditures	(4.0)	(4.9)
Additions to property, plant and equipment	(14.1)	(10.0)
Net proceeds from sale of investments	0.7	—
Other, net	0.1	—
Net cash provided by (used in) investing activities	(17.3)	(14.9)
Cash flows - financing activities:
Borrowings under lines of credit and long-term debt	104.3	78.0
Repayments of lines of credit and long-term debt	—	(2.9)
Borrowings under film related obligations	4.5	5.1
Repayments of film related obligations (including interest)	(2.6)	(8.6)
Repayments of capital lease obligations	(1.2)	(0.5)
Reacquisition of common stock	(25.3)	—
Proceeds pursuant to stock-based compensation plans	8.0	0.9
Payment of dividends	(3.8)	(5.2)
Net cash provided by (used in) financing activities	83.9	66.8
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.2
Net increase (decrease) in cash and cash equivalents	(28.1)	(29.7)
Cash and cash equivalents at beginning of period	134.9	124.0
Cash and cash equivalents at end of period	$106.8	$94.3
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

The Company’s fiscal year is not a calendar year. Accordingly, references in this document to fiscal 2027 relate to the twelve-month period ending May 31, 2027.

Interim Financial Statements

The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026. The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, the Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the Financial Statements for the periods presented.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The amendments in this Update provide entities with a practical expedient related to developing reasonable and supportable forecasts as part of estimating expected credit losses, in which entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company elected to adopt the practical expedient on a prospective basis effective June 1, 2026. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software." The amendments in this Update remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project. 2. It is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this Update specify that the disclosures in Subtopic 360-10, "Property, Plant, and Equipment—Overall," are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. Furthermore, the amendments in this Update supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. This ASU is effective for the Company's fiscal year 2029 and early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026 for more information on current applicable authoritative guidance and its impact on the Company's financial statements.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
2. REVENUES

Disaggregated Revenue Data

The following table presents the Company’s segment revenues disaggregated by region and domestic channel:

	Three months ended
	August 31,	August 31,
	2026	2025
Book Clubs - U.S.	$2.1	$1.8
Book Fairs - U.S.	33.2	34.1
Trade - U.S.	63.9	61.2
Trade - International (1)	6.6	12.3
Total Children's Book Publishing and Distribution	$105.8	$109.4

Education - U.S.	$30.4	$40.1
Total Education	$30.4	$40.1

Entertainment - U.S.	$2.3	$1.4
Entertainment - International (2)	17.8	12.2
Total Entertainment	$20.1	$13.6

International - Major Markets (3)	$49.5	$48.9
International - Other Markets (4)	11.0	10.5
Total International	$60.5	$59.4

Overhead (5)	$—	$3.1
Total Overhead	$—	$3.1

Total Revenues	$216.8	$225.6
(1) Primarily includes foreign rights and certain product sales in the UK.
(2) Primarily includes production, distribution and licensing revenues in Canada, Ireland and Indonesia.
(3) Includes Canada, UK, Australia and New Zealand.
(4) Primarily includes markets in Asia.
(5) For the three months ended August 31, 2025, Overhead included rental income related to leased space in the Company's headquarters. As a result of the sale-leaseback transactions completed during the third quarter of fiscal 2026, the Company no longer owns the leasable space.

Estimated Returns

A liability for expected returns of $32.9, $32.2, and $32.9 is recorded within Other accrued expenses as of August 31, 2026, May 31, 2026, and August 31, 2025, respectively. In addition, a return asset of $3.4, $4.4, and $3.1 is recorded within Prepaid expenses and other current assets as of August 31, 2026, May 31, 2026, and August 31, 2025, respectively, for the recoverable cost of product estimated to be returned by customers.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
Contract Liabilities

The following table presents further detail regarding the Company's contract liabilities as of the dates indicated:

	August 31, 2026	May 31, 2026	August 31, 2025
Book fairs incentive credits	$108.5	$127.2	$104.0
Magazines+ subscriptions	12.2	3.6	19.3
U.S. digital subscriptions	6.9	6.6	12.3
U.S. education-related (1)	5.3	5.7	7.0
Entertainment-related (2)	9.7	10.9	12.8
Stored value programs	23.3	22.5	22.8
Other (3)	7.8	5.4	6.5
Total contract liabilities	$173.7	$181.9	$184.7
(1) Primarily relates to contracts with school districts and professional services.
(2) Primarily relates to contracts for film and TV productions and production services.
(3) Primarily relates to contracts for various international products and services.

The Company's contract liabilities consist of advance billings and payments received from customers in excess of revenue recognized and revenue allocated to outstanding book fairs incentive credits. Contract liabilities of $171.6, $179.2 and $181.0 as of August 31, 2026, May 31, 2026 and August 31, 2025, respectively, are recorded within Deferred revenue on the Company's Condensed Consolidated Balance Sheets and are classified as short term, as substantially all of the associated performance obligations are expected to be satisfied, and related revenue recognized, within one year. The remaining $2.1, $2.7 and $3.7 of contract liabilities as of August 31, 2026, May 31, 2026 and August 31, 2025, respectively, are recorded within Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheets as the associated performance obligations are expected to be satisfied, and related revenue recognized, in excess of one year. The Company recognized revenue which was included in the opening Deferred revenue balance in the amount of $39.6 and $37.0 for the three months ended August 31, 2026 and August 31, 2025, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Accounts receivable, net on the Condensed Consolidated Balance Sheets:

Allowance for Credit Losses
Balance as of June 1, 2026	$11.0
Provision (benefit)	0.6
Write-offs and other	(0.7)
Balance as of August 31, 2026	$10.9

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

The following tables present the Company’s revenue, significant expenses, and operating income (loss) by segment for the periods indicated:

Three months ended August 31, 2026
	Children's Book Publishing and Distribution	Education	Entertainment	International	Overhead (1)	Consolidated
Revenues	$105.8	$30.4	$20.1	$60.5	$—	$216.8
Cost of goods sold (2)	55.4	14.8	12.0	36.1	(0.2)	118.1
Selling, general and administrative expenses (2)	83.3	36.3	6.8	25.9	26.0	178.3
Depreciation and amortization	5.3	2.6	3.1	1.4	0.2	12.6
Operating income (loss)	$(38.2)	$(23.3)	$(1.8)	$(2.9)	$(26.0)	$(92.2)
Interest income (expense), net						(1.6)
Other components of net periodic benefit (cost)						0.1
Earnings (loss) before income taxes						$(93.7)

Other segment disclosures:
Segment assets	$620.8	$188.5	$245.6	$246.6	$423.8	$1,725.3
Long-lived asset additions	4.8	—	0.8	3.2	2.0	10.8
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)

Three months ended August 31, 2025
	Children's Book Publishing and Distribution	Education	Entertainment	International	Overhead (1)	Consolidated
Revenues	$109.4	$40.1	$13.6	$59.4	$3.1	$225.6
Cost of goods sold (2)	62.2	19.3	8.1	35.4	(1.5)	123.5
Selling, general and administrative expenses (2)(3)	76.1	39.3	6.4	26.8	28.6	177.2
Depreciation and amortization	5.4	2.7	3.1	1.4	3.7	16.3
Other segment items (4)	0.8	—	—	—	—	0.8
Operating income (Loss)	$(35.1)	$(21.2)	$(4.0)	$(4.2)	$(27.7)	$(92.2)
Interest income (expense), net						(4.5)
Other components of net periodic benefit (cost)						(0.3)
Earnings (loss) before income taxes						$(97.0)

Other segment disclosures:
Segment assets	$634.7	$211.1	$255.5	$261.0	$592.3	$1,954.6
Long-lived asset additions	1.2	0.1	0.0	3.4	2.7	7.4
(1) Overhead includes all domestic corporate amounts not allocated to segments, including expenses and costs related to the management of corporate assets and rental income related to leased space in the Company's headquarters. As a result of the sale-leaseback transactions completed during the third quarter of fiscal 2026, the Company no longer owns the leasable space.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Selling, general and administrative expenses includes equity in the net income (loss) of investees accounted for by the equity method. A loss of less than $0.1 and loss of $0.1 was recognized in the Entertainment and International segments, respectively.
(4) Other segment items include asset impairments and write downs.

The following table presents geographic information for revenues for the periods indicated. Revenues are attributed to locations based on the origin of sale.

	Three months ended August 31,
	2026	2025
United States	$131.9	$141.7
International	84.9	83.9
Total Revenues	$216.8	$225.6

The following table presents geographic information for long-lived assets as of the dates indicated. Long-lived assets consist of property, plant and equipment, net, excluding capitalized software.

	August 31, 2026	August 31, 2025
United States	$94.6	$412.4
International	46.8	35.2
Total Long-lived assets	$141.4	$447.6

4. ASSET WRITE DOWN

There were no impairment charges recorded during the three months ended August 31, 2026.

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

5. DEBT

The following table summarizes the carrying value of the Company's debt, excluding film related obligations, as of the dates indicated:

	August 31, 2026	May 31, 2026	August 31, 2025
U.S. Credit Agreement	$175.0	$75.0	$325.0
Unsecured lines of credit	9.8	5.5	6.2
Total debt	$184.8	$80.5	$331.2
Less lines of credit, short-term debt and current portion of long-term debt	(9.8)	(5.5)	(6.2)
Total long-term debt	$175.0	$75.0	$325.0

The following table sets forth the maturities of the carrying values of the Company's debt obligations, excluding film related obligations, as of August 31, 2026 for the twelve month periods ending August 31:

2027	$9.8
2028	—
2029	—
2030	175.0
2031	—
Thereafter	—
Total Debt	$184.8

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

As of August 31, 2026, the applicable margin on Base Rate Advances was 0.625% and the applicable margin on SOFR Advances was 1.625%.

The Credit Agreement provides for payment of a commitment fee in respect of the aggregate unused amount of revolving credit commitments ranging from 0.20% to 0.30% per annum based upon the Corporation’s then prevailing Consolidated Net Leverage Ratio. As of August 31, 2026, the commitment fee rate was 0.20%.

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

As of August 31, 2026, the Company had $175.0 outstanding borrowings under the Credit Agreement at a weighted average interest rate of 5.3%. As of August 31, 2025, outstanding borrowings under the Credit Agreement were $325.0 at a weighted average interest rate of 6.1%.

The Credit Agreement contains certain financial covenants related to leverage and interest coverage ratios (as defined in the Credit Agreement), limitations on the amount of dividends and other distributions, and other limitations on fundamental changes to the Company or its business. The Company was in compliance with required covenants for all periods presented.

At August 31, 2026, the Company had open standby letters of credit totaling $5.4 issued under certain credit lines, including $0.4 under the Credit Agreement and $5.0 under the domestic credit lines discussed below.

Unsecured Lines of Credit

As of August 31, 2026, the Company’s domestic credit lines available under unsecured money market bid rate credit lines totaled $10.0. There were no outstanding borrowings under these credit lines as of August 31, 2026, May 31, 2026 and August 31, 2025. As of August 31, 2026, availability under these unsecured money market bid rate credit lines totaled $5.0, excluding commitments of $5.0. All loans made under these credit lines are at the sole discretion of the lender and at an interest rate and term agreed to at the time each loan is made, but not to exceed 365 days. These credit lines may be renewed, if requested by the Company, at the option of the lender.

As of August 31, 2026, the Company had various local currency international credit lines totaling $26.0 underwritten by banks primarily in the United States, Australia, Canada and the United Kingdom. Outstanding borrowings under these facilities were $9.8 at August 31, 2026 at a weighted average interest rate of 4.1%, compared to outstanding borrowings of $5.5 at May 31, 2026 at a weighted average interest rate of 4.2%, and $6.2 at August 31, 2025 at a weighted average interest rate of 4.9%. As of August 31, 2026, the amounts available under these facilities totaled $16.2. These credit lines are typically available for overdraft borrowings or loans up to 364 days and may be renewed, if requested by the Company, at the sole option of the lender.

Film Related Obligations

The Company's entertainment business enters into credit facilities with third-party banks to obtain interim financing for certain productions. The interim production credit facilities are secured by an assignment and direction of specific production financing including tax credits and license contract receivables and are due on demand. As of August 31, 2026, interest is charged at the following rates:

•the bank prime rate plus a margin ranging from 0.50% to 0.75% for Canadian dollar loans;
•SOFR plus a margin of 3.00% for U.S. dollar loans; and
•Euribor plus a margin of 2.00% to 2.25% for Euro loans.

Outstanding borrowings under these facilities were $19.3 at a weighted average interest rate of 5.1% at August 31, 2026, $17.1 at a weighted average interest rate of 5.2% at May 31, 2026 and $14.7 at a weighted average interest rate of 6.0% at August 31, 2025.

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

The Company is a claimant in a class action settlement related to alleged copyright infringement. The settlement has received final court approval, and the Company may be entitled to a distribution from the settlement fund following completion of the claims administration process, resolution of any appeals and validation of eligible claims. As of August 31, 2026, the Company has not recorded any receivable related to this matter, as realization of any proceeds is not yet considered both probable and reasonably estimable. The amount and timing of any potential recovery are subject to significant uncertainty, including the number of valid claims submitted by other claimants and the final allocation of settlement proceeds. The Company will recognize any proceeds upon receipt.

The Company also expects to receive additional recoveries from its insurance programs related to an intellectual property legal settlement accrued during fiscal 2021, however, it is premature to determine with any level of probability or accuracy the amount of those recoveries at this time.

Other Matters

Tariffs
As a result of a Supreme Court ruling issued in February 2026, the Company was entitled to a refund of tariffs previously paid on imported products under the International Emergency Economic Powers Act (IEEPA). As of August 31, 2026, the Company has received $9.4 of refunds related to IEEPA tariffs, of which $6.6 were received during the first quarter of fiscal 2027.

Warehouse Fire
On May 25, 2026, a fire occurred at a book fairs warehouse facility, primarily resulting in damage to inventory. The Company has insurance coverage for property damage and business interruption losses and has filed claims with its insurers. During fiscal 2026, the Company recognized total losses of $0.6, consisting of inventory write-offs, and insurance receivables of $0.6 for insurance recoveries deemed probable, not to exceed the related impairment loss recognized. The ultimate amount and timing of insurance recoveries, including amounts related to business interruption coverage, remain subject to ongoing negotiations with the Company’s insurers. Any additional recoveries will be recognized upon determination that receipt is probable and reasonably estimable. As of August 31, 2026, the Company had not received any proceeds related to its insurance claims.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
7. EARNINGS (LOSS) PER SHARE

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share computation for the periods indicated:

	Three months ended
	August 31,
	2026	2025
Net income (loss) attributable to Class A and Common Stockholders	$(71.2)	$(71.1)
Weighted average Shares of Class A Stock and Common Stock outstanding for basic earnings (loss) per share (in millions)	18.9	25.2
Dilutive effect of Common Stock potentially issuable pursuant to stock-based compensation plans (in millions)*	—	—
Adjusted weighted average Shares of Class A Stock and Common Stock outstanding for diluted earnings (loss) per share (in millions)	18.9	25.2
Earnings (loss) per share of Class A Stock and Common Stock:
Basic	$(3.77)	$(2.83)
Diluted	$(3.77)	$(2.83)
* The Company experienced a net loss for the three months ended August 31, 2026 and August 31, 2025 and therefore did not report any dilutive share impact. The following potential common shares were excluded from the loss per diluted share computation: outstanding options and restricted stock units of 1.5 million and 0.6 million, respectively, as of August 31, 2026; outstanding options and restricted stock units of 2.6 million and 0.5 million, respectively, as of August 31, 2025.

The following table sets forth options outstanding pursuant to stock-based compensation plans as of the dates indicated:

	August 31, 2026	August 31, 2025
Options outstanding pursuant to stock-based compensation plans (in millions)	1.5	2.6

As of August 31, 2026, $157.4 remained available for future purchases of common shares under the repurchase authorization of the Board of Directors (the "Board") in effect on that date. See Note 11, "Treasury Stock", for a more complete description of the Company’s share buy-back program.

8. GOODWILL AND OTHER INTANGIBLES

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. The Company monitors impairment indicators in light of changes in market conditions, near and long-term demand for the Company’s products and other relevant factors.

The following table summarizes the activity in Goodwill for the periods indicated:

	August 31, 2026	May 31, 2026	August 31, 2025
Gross beginning balance	$239.0	$238.5	$238.5
Accumulated impairment	(39.6)	(39.6)	(39.6)
Beginning balance	$199.4	$198.9	$198.9
Foreign currency translation	(0.2)	0.5	0.8
Ending balance	$199.2	$199.4	$199.7

There were no impairment charges related to Goodwill in any of the periods presented.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
The following table summarizes the activity on a year-to-date basis in Other intangible assets for the periods indicated:

	August 31, 2026	May 31, 2026	August 31, 2025
Beginning balance - Other intangibles subject to amortization	$75.8	$85.8	$85.8
Amortization expense	(2.8)	(11.3)	(2.8)
Foreign currency translation	(0.3)	1.3	1.5
Total other intangibles subject to amortization, net of accumulated amortization of $64.4, $61.6 and $53.1, respectively	$72.7	$75.8	$84.5
Total other intangibles not subject to amortization	$2.1	$2.1	$2.1
Total other intangible assets, net	$74.8	$77.9	$86.6

There were no impairment charges related to Other intangible assets in any of the periods presented.

Other intangible assets with indefinite lives consist principally of trademark and trade name rights. Other intangible assets with definite lives consist principally of customer lists, customer contracts/relationships, intellectual property, trade names and internally developed software. Intangible assets with definite lives are amortized over their estimated useful lives. The weighted-average remaining useful lives of all amortizable intangible assets is approximately 7.3 years.

9. INVESTMENTS

Investments are included in Other assets and deferred charges on the Condensed Consolidated Balance Sheets. The following table summarizes the Company’s investments as of the dates indicated:

	August 31, 2026	May 31, 2026	August 31, 2025	Segment
Equity method investments	$—	$—	$33.6	International
Equity method and other investments	5.8	5.8	6.4	Entertainment
Total Investments	$5.8	$5.8	$40.0

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

The Company previously held a 26.2% equity interest in a children’s book publishing business located in the UK that was accounted for using the equity method of accounting. Equity method income was reported within the International segment. The investment was sold on May 19, 2026.

The Company previously held a 12% ownership interest in a children's book publishing business located in the UK, which was accounted for using the cost method of accounting and included in the Entertainment segment. During the second quarter of fiscal 2026, the Company determined this investment was not recoverable and recognized an impairment charge for the carrying value of $0.3.

Income (loss) from equity investments is reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the three months ended August 31, 2025, the Company recognized a loss of $0.1. The Company did not receive any dividends in the three months ended August 31, 2026 and August 31, 2025.

SCHOLASTIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Dollar amounts in millions, except per share data)
10. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in Selling, general and administrative expenses for the periods indicated:

	Three months ended
	August 31,	August 31,
	2026	2025
Stock option expense	$0.2	$0.3
Restricted stock unit expense	1.9	1.5
Management stock purchase plan	—	0.0
Employee stock purchase plan	0.1	0.1
Total stock-based compensation expense	$2.2	$1.9

The following table sets forth Common Stock issued pursuant to stock-based compensation plans for the periods indicated:

	Three months ended
	August 31,	August 31,
	2026	2025
Common Stock issued pursuant to stock-based compensation plans (in millions)	0.3	0.1

11. TREASURY STOCK

The Board has authorized the Company to repurchase Common Stock, from time to time as conditions allow, on the open market or through privately negotiated transactions.

The table below represents the Board authorization at the dates indicated:

Authorization	Amount
March 2026	$297.0
Total current Board authorizations	$297.0
Less repurchases made under these authorizations	(139.6)
Remaining Board authorization at August 31, 2026	$157.4

Remaining Board authorization at August 31, 2026 represents the amount remaining under the Board authorization for Common share repurchases announced on March 18, 2026, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions.

During the three months ended August 31, 2026, repurchases of the Company's Common Stock aggregated $25.8, including excise tax on share repurchases and a privately negotiated transaction with a related party for an aggregate purchase price of $11.5. See Note 16, "Related Party Transactions", for further details regarding this transaction. The Company's repurchase program may be suspended at any time without prior notice.

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

The Company's interim effective tax rate, inclusive of discrete items, for the three month period ended August 31, 2026 was 24.0%, compared to 26.7% for the prior fiscal year period. The interim effective tax rate for the three months ended August 31, 2026 varied from the statutory rate primarily due to non-deductible compensation for covered executive employees, expected state and local income tax and the Foreign-Derived Intangible Income (FDII) deduction.

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

The Company marks-to-market these instruments and records the changes in the fair value of these items in Selling, general and administrative expenses and recognizes the unrealized gain or loss in Other current assets or Other current liabilities. The notional values of the contracts were $28.1 and $22.8 as of August 31, 2026 and August 31, 2025, respectively. A net unrealized loss of less than $0.1 and $0.3 was recognized for the three months ended August 31, 2026 and August 31, 2025, respectively.

15. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following as of the dates indicated:

	August 31, 2026	May 31, 2026	August 31, 2025
Accrued payroll, payroll taxes and benefits	$30.5	$31.2	$35.2
Accrued bonus and commissions	12.1	29.1	10.5
Returns liability	32.9	32.2	32.9
Accrued other taxes	8.2	17.3	11.6
Accrued advertising and promotions	6.3	5.5	5.8
Other accrued expenses	39.8	42.8	42.5
Total accrued expenses	$129.8	$158.1	$138.5

16. RELATED PARTY TRANSACTIONS

On August 25, 2026, the Company entered into a share repurchase agreement to purchase shares of its common stock from the Estate of M. Richard Robinson, Jr. in a privately negotiated transaction. Pursuant to the repurchase agreement, the Company purchased 289,624 shares of common stock on August 26, 2026 at a price of $39.76 per share, representing an aggregate purchase price of $11.5. The price per share paid represented a 3% discount to the closing price of the stock, $40.99, on the date of execution of the repurchase agreement. The repurchase was made pursuant to the Company’s share repurchase program as previously approved by the Board. Upon the recommendation of the Audit Committee, the Board approved the aforementioned transaction without the participation of the preliminary executor of the Estate, who serves as the Company's Chair of the Board and an executive officer.

17. SUBSEQUENT EVENTS

On September 16, 2026, the Board declared a quarterly cash dividend of $0.25 per share on the Company’s Class A and Common Stock for the second quarter of fiscal 2027. The dividend is payable on December 15, 2026 to shareholders of record as of the close of business on October 30, 2026.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview and Outlook

Revenues for the first quarter ended August 31, 2026 were $216.8 million, compared to $225.6 million in the prior fiscal year quarter, a decrease of $8.8 million or 4%. The Company reported net loss per diluted share of Class A and Common Stock of $3.77 in the first quarter of fiscal 2027, compared to net loss per diluted share of $2.83 in the prior fiscal year quarter.

First quarter results reflected the seasonal summer slowdown in School Reading Events, with book fair bookings for the fall season ahead of the prior year period. The trade channel benefited from the release of the paperback edition of Sunrise on the Reaping in August and is expected to benefit from new releases this fall, including Dav Pilkey’s Dog Man®: Sprinkle in Time and tie-in publishing related to the new Harry Potter® HBO series and the film adaptation of Sunrise on the Reaping. Entertainment continued to expand production activity, driving higher revenues and improved operating profitability. In Education, continued pressure on school and district budgets impacted sales, while ongoing cost alignment and transformation initiatives are expected to support improved performance. Operating loss was consistent with the prior fiscal year quarter, as higher costs resulting from the fiscal 2026 sale-leaseback transactions were offset by improved profitability in Entertainment and International.

Results of Operations

Consolidated

Revenues for the quarter ended August 31, 2026 decreased by $8.8 million to $216.8 million, compared to $225.6 million in the prior fiscal year quarter. Within the Children's Book Publishing and Distribution segment, revenues decreased by $3.6 million, primarily driven by a co-edition sale in the trade channel in the prior fiscal year quarter that did not repeat in the quarter ended August 31, 2026. In the Education segment, revenues decreased by $9.7 million, driven by lower sales of supplemental curriculum products related to continued pressure on school and district spending. In the Entertainment segment, revenues increased by $6.5 million, reflecting higher production revenues from episodic deliveries and services. Excluding favorable foreign exchange of $1.2 million, International segment revenues were consistent with the prior year, decreasing by $0.1 million. In addition, rental income, recorded in the Overhead, decreased $3.1 million from the prior fiscal year quarter as a result of the sale-leaseback of the Company's headquarters in New York City completed during fiscal 2026 after which the Company no longer owned the leasable space.

Components of Cost of goods sold for the quarter ended August 31, 2026 and August 31, 2025 are as follows:

	Three months ended
	August 31, 2026		August 31, 2025
($ amounts in millions)		% of Revenue		% of Revenue
Product, service and production costs and inventory reserves	$60.7	28.0%	$68.6	30.4%
Royalty and participation costs	24.9	11.5%	24.2	10.7%
Prepublication and production amortization	9.1	4.2%	7.1	3.1%
Postage, freight, shipping, fulfillment and other	23.4	10.8%	23.6	10.5%
Total	$118.1	54.5%	$123.5	54.7%

Cost of goods sold for the quarter ended August 31, 2026 was $118.1 million, or 54.5% of revenues, compared to $123.5 million, or 54.7% of revenues, in the prior fiscal year quarter. The decrease in Cost of Goods sold as a percentage of revenues was primarily attributable to lower product costs resulting from tariff refunds received during the quarter ended August 31, 2026, largely benefiting the U.S. book fairs channel. This benefit was partially offset by higher product and royalty costs within Education, increased production amortization within Entertainment and higher postage costs in the Major Markets driven by rising fuel prices. Fuel costs are not expected to materially impact the Company’s financial results, although sustained increases in fuel prices could result in higher cost of goods sold in future periods.

Selling, general and administrative expenses for the quarter ended August 31, 2026 increased to $178.3 million, compared to $177.2 million in the prior fiscal year quarter. The $1.1 million increase was primarily attributable to higher rent expense as a result of the sale-leaseback of the Company's headquarters and primary distribution

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
center, partially offset by lower severance expense of $6.3 million in the quarter ended August 31, 2026 related to cost-saving initiatives, coupled with lower marketing expenses related to sponsored programs in Education.

Depreciation and amortization expense for the quarter ended August 31, 2026 decreased by $3.7 million to $12.6 million, compared to $16.3 million in the prior fiscal year quarter. The decrease in Depreciation and amortization expense was primarily attributable to the sale of the Company's headquarters and primary distribution center during the third quarter of fiscal 2026.

Asset impairments for the quarter ended August 31, 2025 were $0.8 million. The Company recognized an asset impairment of $0.8 million related to a product that is no longer being sold within the Children's Book Publishing and Distribution segment.

Interest expense for the quarter ended August 31, 2026 was $2.3 million, compared to $5.0 million in the prior fiscal year quarter. The decrease in interest expense was attributable to lower average borrowings outstanding under the U.S. Credit Agreement during the period ended August 31, 2026, as the Company used proceeds from the sale-leaseback transactions to repay outstanding borrowings.

Interest income for the quarter ended August 31, 2026 was $0.7 million, compared to $0.5 million, in the prior fiscal year quarter. The increase in interest income was attributable to higher average short term investment balances in the period ended August 31, 2026. The Company invests excess cash in short term investments which earn competitive interest rates that change directionally in relation to the Federal Funds rate.

The Company's interim effective tax rate, inclusive of discrete items, for the quarter ended August 31, 2026 was 24.0%, compared to 26.7% for the prior fiscal year quarter. The interim effective tax rate for the quarter ended August 31, 2026 varied from the statutory rate primarily due to non-deductible compensation for covered executive employees, expected state and local income tax and the Foreign-Derived Intangible Income (FDII) deduction.

Net loss for the quarter ended August 31, 2026 increased by $0.1 million to $71.2 million, compared to a net loss of $71.1 million in the prior fiscal year quarter. Loss per basic and diluted share of Class A and Common Stock was $3.77 for the fiscal quarter ended August 31, 2026, compared to a loss per basic and diluted share of $2.83 in the prior fiscal year quarter.

Children’s Book Publishing and Distribution

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2026	2025	Change	Change
Revenues	$105.8	$109.4	$(3.6)	(3.3)%
Cost of goods sold	55.4	62.2	(6.8)	(10.9)%
Other operating expenses (1)	88.6	81.5	7.1	8.7%
Asset impairments	—	0.8	(0.8)	(100.0)%
Operating income (loss)	$(38.2)	$(35.1)	$(3.1)	(8.8)%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2026 decreased by $3.6 million to $105.8 million, compared to $109.4 million in the prior fiscal year quarter. Trade channel revenues decreased $3.0 million, primarily reflecting a co-edition sale in the prior fiscal year quarter that did not recur in the quarter ended August 31, 2026, partially offset by higher sales resulting from the release of the paperback edition of Sunrise on the Reaping and foil editions of certain Dog Man® titles. Revenues from School Reading Events decreased $0.6 million. Revenues from School Reading Events are generally not significant in the first fiscal quarter as most schools are not in session.

Cost of goods sold for the quarter ended August 31, 2026 was $55.4 million, or 52.4% of revenues, compared to $62.2 million, or 56.9% of revenues, in the prior fiscal year quarter. The decrease in Cost of goods sold as a percentage of revenues was driven by tariff refunds received during the quarter ended August 31, 2026, primarily benefiting the book fairs channel, partially offset by higher postage costs in the trade channel.

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Other operating expenses for the quarter ended August 31, 2026 increased by $7.1 million to $88.6 million compared to $81.5 million in the prior fiscal year quarter. The increase in Other operating expenses was primarily driven by higher rent expense associated with the Company's leased headquarters and primary distribution facilities following the sale-leaseback transactions completed in the third quarter of fiscal 2026, as well as higher employee-related expenses.

Asset impairments for the quarter ended August 31, 2025 were $0.8 million. The Company recognized an asset impairment of $0.8 million related to a certain product that is no longer being sold.

Segment operating loss for the quarter ended August 31, 2026 increased by $3.1 million to $38.2 million, compared to $35.1 million in the prior fiscal year quarter. The increase was primarily attributable to higher rent and employee-related expenses, partially offset by tariff refunds received during the quarter ended August 31, 2026.

Education

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2026	2025	Change	Change
Revenues	$30.4	$40.1	$(9.7)	(24.2)%
Cost of goods sold	14.8	19.3	(4.5)	(23.3)%
Other operating expenses (1)	38.9	42.0	(3.1)	(7.4)%
Operating income (loss)	$(23.3)	$(21.2)	$(2.1)	(9.9)%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2026 decreased by $9.7 million to $30.4 million, compared to $40.1 million in the prior fiscal year quarter. The decrease in segment revenues was primarily driven by lower sales of supplemental curriculum products related to continued pressure on school and district spending.

Cost of goods sold for the quarter ended August 31, 2026 was $14.8 million, or 48.7% of revenues, which was comparable to $19.3 million, or 48.1% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues increased due to higher product and royalty costs associated with the mix of products sold during the quarter ended August 31, 2026, partially offset by lower prepublication amortization resulting from certain product impairments recognized in fiscal 2026.

Other operating expenses for the quarter ended August 31, 2026 decreased by $3.1 million to $38.9 million, compared to $42.0 million in the prior fiscal year quarter. The decrease in Other operating expenses was primarily attributable to lower marketing expenses related to sponsored programs, in addition to the benefits from previous reorganizations and cost-savings initiatives.

Segment operating loss for the quarter ended August 31, 2026 increased by $2.1 million to $23.3 million, compared to an operating loss of $21.2 million in the prior fiscal year quarter. The increase was primarily attributable to lower revenues reflecting the continued pressure on school and district spending.

Entertainment

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2026	2025	Change	Change
Revenues	$20.1	$13.6	$6.5	47.8%
Cost of goods sold	12.0	8.1	3.9	48.1%
Other operating expenses (1)	9.9	9.5	0.4	4.2%
Operating income (loss)	$(1.8)	$(4.0)	$2.2	55.0%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2026 increased by $6.5 million to $20.1 million, compared to $13.6 million in the prior fiscal year quarter. The increase in segment revenues was primarily driven by higher

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
production revenues resulting from an increase in episodic deliveries compared to the prior fiscal year quarter, as well as higher production services and distribution revenues.

Cost of goods sold for the quarter ended August 31, 2026 was $12.0 million, or 59.7% of revenues, compared to $8.1 million, or 59.6% of revenues, in the prior fiscal year quarter. Higher production amortization and production costs were offset by lower distribution costs.

Other operating expenses for the quarter ended August 31, 2026 were $9.9 million, which were comparable to $9.5 million, in the prior fiscal year quarter.

Segment operating loss for the quarter ended August 31, 2026 was $1.8 million compared to $4.0 million in the prior fiscal year quarter. The $2.2 million improvement was primarily driven by increased revenues during the quarter ended August 31, 2026.

International

	Three months ended
	August 31,	August 31,	$	%
($ amounts in millions)	2026	2025	Change	Change
Revenues	$60.5	$59.4	$1.1	1.9%
Cost of goods sold	36.1	35.4	0.7	2.0%
Other operating expenses (1)	27.3	28.2	(0.9)	(3.2)%
Operating income (loss)	$(2.9)	$(4.2)	$1.3	31.0%
(1) Other operating expenses include selling, general and administrative expenses and depreciation and amortization.

Revenues for the quarter ended August 31, 2026 increased by $1.1 million to $60.5 million, compared to $59.4 million in the prior fiscal year quarter. Excluding favorable foreign exchange impact of $1.2 million, local currency revenues across the Company's foreign operations were consistent with the prior fiscal year quarter, decreasing by $0.1 million. In Canada, local currency revenues increased $1.2 million, primarily driven by higher trade channel sales. In Asia, local currency revenues increased $0.7 million, driven by continued growth in India, primarily within the trade channel. In addition, export channel sales increased $0.2 million compared to the prior fiscal year quarter. These revenue increases were offset by lower local currency revenues in Australia and New Zealand of $1.9 million, primarily driven by lower trade channel sales in Australia as the prior year benefited from increased sales from the Dog Man® series and the release of Sunrise on the Reaping. In the U.K., local currency revenues decreased $0.3 million, primarily driven by lower sales in the trade and education channels.

Cost of goods sold for the quarter ended August 31, 2026 was $36.1 million, or 59.7% of revenues, compared to $35.4 million, or 59.6% of revenues, in the prior fiscal year quarter. Cost of goods sold as a percentage of revenues increased primarily due to higher freight and postage costs in the Major Markets resulting from rising fuel prices, largely offset by lower product costs driven by the mix of products sold in Australia and the U.K. during the quarter ended August 31, 2026.

Other operating expenses for the quarter ended August 31, 2026 decreased by $0.9 million to $27.3 million, compared to $28.2 million in the prior fiscal year quarter. The decrease in Other operating expenses was attributable to lower overhead costs, reflecting the benefits of operational efficiencies and previously implemented cost-saving initiatives.

Segment operating loss for the quarter ended August 31, 2026 was $2.9 million, compared to an operating loss of $4.2 million in the prior fiscal year quarter. The $1.3 million improvement was attributable to lower operating expenses resulting from operational efficiencies and previously implemented cost-saving initiatives.

Overhead

Unallocated overhead expense for the quarter ended August 31, 2026 decreased by $1.7 million to $26.0 million, from $27.7 million in the prior fiscal year quarter. The decrease was primarily attributable to $6.4 million of lower severance expense related to cost-saving initiatives, substantially offset by the impact of the sale-leaseback transactions completed during the third quarter of fiscal 2026. These transactions resulted in lower rental income and higher rent expense, partially offset by lower depreciation expense.

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

Liquidity and Capital Resources

Cash used in operating activities was $94.6 million for the three months ended August 31, 2026, compared to $81.8 million for the prior fiscal year quarter, representing an increase in cash used in operating activities of $12.8 million. The increase was primarily attributable to lower cash remittances received in the quarter ended August 31, 2026, coupled with higher rent payments and the loss of rental income as a result of the sale-leaseback transactions. This was partially offset by lower payments for royalty advances and lower inventory purchases.

Cash used in investing activities was $17.3 million for the three months ended August 31, 2026, compared to $14.9 million in the prior fiscal year quarter, representing an increase in cash used in investing activities of $2.4 million. The increase was primarily due to higher capital expenditures during the three months ended August 31, 2026, related to the purchase of point-of-sale equipment for the book fairs channel.

Cash provided by financing activities was $83.9 million for the three months ended August 31, 2026, compared to $66.8 million for the prior fiscal year quarter, representing an increase in cash provided by financing activities of $17.1 million. The increase was primarily attributable to higher net borrowings under the U.S. Credit Agreement of $25.0 million in the three months ended August 31, 2026, coupled with $7.1 million in higher net proceeds from stock option exercises. The increase also reflected lower net repayments of film related obligations of $5.4 million and lower dividend payments of $1.4 million. These increases were partially offset by $25.3 million of common stock repurchases in the three months ended August 31, 2026, compared to no repurchases in the prior fiscal year quarter.

Cash Position

The Company’s cash and cash equivalents totaled $106.8 million at August 31, 2026, $134.9 million at May 31, 2026 and $94.3 million at August 31, 2025. Cash and cash equivalents held by the Company’s U.S. operations totaled $45.7 million at August 31, 2026, $66.6 million at May 31, 2026 and $28.6 million at August 31, 2025. Due to the seasonal nature of its business as discussed under “Seasonality”, the Company usually experiences negative cash flows in the June through September time period.

The Company’s operating philosophy is to use cash provided by operating activities to create value by paying down debt, reinvesting in existing businesses and, from time to time, making acquisitions that will complement its portfolio of businesses or acquiring other strategic assets, as well as engaging in shareholder enhancement initiatives such as share repurchases and dividend declarations. Under the Company's buy-back program, $157.4 million remained available for future purchases of common shares as of August 31, 2026.

The Company has maintained, and expects to maintain for the foreseeable future, sufficient liquidity to fund ongoing operations, including working capital requirements, pension contributions, postretirement benefits, debt service, planned capital expenditures and other investments, as well as dividends and share repurchases. As of August 31, 2026, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $106.8 million, cash from operations and the Company's U.S. Credit Agreement. See Note 5, "Debt," of "Notes to Condensed Consolidated Financial Statements - Unaudited" in Item 1, "Financial Statements," for more information regarding the U.S. Credit Agreement. The Company expects the U.S. Credit Agreement to provide it with an appropriate level of flexibility to strategically manage its business operations. The Company's U.S. Credit Agreement, less commitments of $0.4 million, has $224.6 million of availability at August 31, 2026. Additionally,

SCHOLASTIC CORPORATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
the Company has short-term credit facilities of $36.0 million, less current borrowings of $9.8 million and commitments of $5.0 million, resulting in $21.2 million of current availability under these facilities at August 31, 2026. Accordingly, the Company believes these sources of liquidity are sufficient to finance its currently anticipated ongoing operating needs, as well as its financing and investing activities.

Financing

The Company is party to the U.S. Credit Agreement and certain credit lines with various banks, including those related to film related obligations, as described in Note 5, "Debt," of "Notes to Condensed Consolidated Financial Statements - Unaudited" in Item 1, “Financial Statements."

New Accounting Pronouncements

Reference is made to Note 1 of "Notes to Condensed Consolidated Financial Statements - Unaudited" in Item 1, “Financial Statements,” for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

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

SCHOLASTIC CORPORATION Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company conducts its business in various foreign countries, and as such, its cash flows and earnings are subject to fluctuations from changes in foreign currency exchange rates. The Company sells products from its domestic operations to its foreign subsidiaries, creating additional currency risk. The Company manages its exposures to this market risk through internally established procedures and, when deemed appropriate, through the use of short-term forward exchange contracts, which were not significant as of August 31, 2026. The Company does not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Market risks relating to the Company’s operations result primarily from changes in interest rates in its variable-rate borrowings. The Company is subject to the risk that market interest rates and its cost of borrowing will increase and thereby increase the interest charged under its variable-rate debt.

Additional information relating to the Company’s outstanding financial instruments is included in Note 5 of "Notes to Condensed Consolidated Financial Statements - Unaudited" in Item 1, “Financial Statements.”

The following table sets forth information about the Company’s debt instruments as of August 31, 2026:

($ amounts in millions)	Fiscal Year Maturity
	2027 (1)	2028	2029	2030	2031	Thereafter	Total	Fair Value at 08/31/2026
Debt Obligations
Lines of credit and current portion of long-term debt	$7.4	$2.4	$—	$—	$—	$—	$9.8	$9.8
Average interest rate	2.6%	9.0%	—	—	—	—
Long-term debt	$—	$—	$—	$175.0	$—	$—	$175.0	$175.0
Average interest rate	—	—	—	5.3%	—	—
Film related obligations (2)	$4.0	$6.1	$7.8	$1.4	$—	$—	$19.3	$19.3
Average interest rate	5.5%	5.1%	5.0%	5.0%	—	—
(1) Fiscal 2027 includes the remaining nine months of the current fiscal year ending May 31, 2027.
(2) Film related obligations are due on demand. Outstanding borrowings are presented by fiscal year maturity based on expected repayment dates per loan agreements.

SCHOLASTIC CORPORATION Item 4. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Corporation, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of August 31, 2026, have concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended August 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

SCHOLASTIC CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to repurchases of shares of Common Stock by the Corporation during the three months ended August 31, 2026:

Issuer Purchases of Equity Securities
(Dollars in millions, except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (i)
June 1, 2026 through June 30, 2026	—	$—	—	$183.0
July 1, 2026 through July 31, 2026	—	$—	—	$183.0
August 1, 2026 through August 31, 2026	630,850	$40.66	630,850	$157.4
Total	630,850		630,850	$157.4
(i) Represents the amount remaining at August 31, 2026 under the Board authorization for Common share repurchases announced on March 18, 2026, which is available for further repurchases, from time to time as conditions allow, on the open market or through privately negotiated transactions. See Note 11 of "Notes to Condensed Consolidated Financial Statements - Unaudited" in Item 1, “Financial Statements,” for a description of the Company’s share buy-back program and share repurchase authorizations.

SCHOLASTIC CORPORATION
Item 5. Other Information

During the three months ended August 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

During the three months ended August 31, 2026, the Company purchased shares of its common stock from the Estate of Mr. Richard Robinson, Jr. The preliminary executor of the Estate is Ms. Iole Lucchese, Chair of the Board and an executive officer of the Company. The transaction was approved by the Audit Committee as required by the Audit Committee Charter and by the Board of Directors, without Ms. Lucchese's participation in the meeting at which the transaction was considered. The transaction is further described in Note 16 of "Notes to Condensed Consolidated Financial Statements - Unaudited" in Item 1, “Financial Statements.”

SCHOLASTIC CORPORATION
Item 6. Exhibits

Exhibits:

10.1	Share Repurchase Agreement dated as of August 25, 2026 between Scholastic Corporation and the Preliminary Co-Executors of the Estate of M. Richard Robinson, Jr.

10.2*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 21, 2026.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2026 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

* The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b) (10) (iii) of Regulation S-K.

SCHOLASTIC CORPORATION
QUARTERLY REPORT ON FORM 10-Q, DATED August 31, 2026
Exhibits Index

Exhibit Number	Description of Document

10.1	Share Repurchase Agreement dated as of August 25, 2026 between Scholastic Corporation and the Preliminary Co-Executors of the Estate of M. Richard Robinson, Jr.

10.2*	Performance Stock Unit Agreement between Scholastic Corporation and Peter Warwick, dated July 21, 2026.

31.1	Certification of the Chief Executive Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Scholastic Corporation filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer of Scholastic Corporation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2026 formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

SCHOLASTIC CORPORATION
(Registrant)

Date: September 25, 2026	By:	/s/ Peter Warwick

Peter Warwick
President and Chief Executive Officer (Principal Executive Officer)

Date: September 25, 2026	By:	/s/ Haji L. Glover

Haji L. Glover
Executive Vice President and Chief Financial Officer (Principal Financial Officer)